Form 10-Q
period 2016-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2016-11-10
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2016, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.

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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
September 30, 2016 and December 31, 2015 (in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2016: $10,078,018; 2015: $2,433,626)	$10,494,559	$2,524,272
Trading account assets, at fair value	169,969	5,653
Equity securities, available-for-sale, at fair value (cost, 2016: $14; 2015: $14)	18	17
Commercial mortgage and other loans	1,232,800	438,172
Policy loans	12,865	13,054
Short-term investments	644,255	158,227
Other long-term investments	238,029	182,157
Total investments	12,792,495	3,321,552
Cash and cash equivalents	8,194,666	536
Deferred policy acquisition costs	4,047,054	749,302
Accrued investment income	73,279	22,615
Reinsurance recoverables	698,180	3,088,328
Income tax receivable	1,887,307	0
Value of business acquired	30,765	33,640
Deferred sales inducements	918,309	452,752
Receivables from parent and affiliates	129,585	212,696
Other assets	162,330	123,158
Separate account assets	38,484,444	39,250,159
TOTAL ASSETS	$67,418,414	$47,254,738
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$12,999,857	$3,578,662
Policyholders’ account balances	4,696,838	2,416,125
Payables to parent and affiliates	321,008	25,677
Cash collateral for loaned securities	21,084	10,568
Income taxes	0	274,951
Short-term debt	32,852	1,000
Long-term debt	971,898	0
Reinsurance payables	278,650	250,277
Other liabilities	639,972	100,401
Separate account liabilities	38,484,444	39,250,159
Total Liabilities	58,446,603	45,907,820
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	9,203,831	901,422
Retained earnings/(accumulated deficit)	(460,402)	396,830
Accumulated other comprehensive income	225,882	46,166
Total Equity	8,971,811	1,346,918
TOTAL LIABILITIES AND EQUITY	$67,418,414	$47,254,738
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Premiums	$(595)	$7,887	$847,493	$25,189
Policy charges and fee income	544,181	183,926	1,219,706	566,718
Net investment income	115,318	33,110	233,147	104,755
Asset administration fees and other income	96,805	38,192	225,832	146,951
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(40)	0	(3,796)	(44)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(42)	0	1,776	24
Other realized investment gains (losses), net	(35,643)	5,687	(2,495,641)	10,026
Total realized investment gains (losses), net	(35,725)	5,687	(2,497,661)	10,006
Total revenues	719,984	268,802	28,517	853,619
BENEFITS AND EXPENSES
Policyholders’ benefits	(8,933)	37,953	554,346	61,599
Interest credited to policyholders’ account balances	(85,615)	110,894	101,184	218,792
Amortization of deferred policy acquisition costs	(267,829)	169,443	17,512	317,830
General, administrative and other expenses	213,129	70,291	822,360	244,997
Total benefits and expenses	(149,248)	388,581	1,495,402	843,218
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	869,232	(119,779)	(1,466,885)	10,401
Income tax expense (benefit)	305,057	(14,953)	(577,639)	4,615
NET INCOME (LOSS)	564,175	(104,826)	(889,246)	5,786
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4	1	20	(39)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(11,691)	(6,027)	371,299	(29,267)
Reclassification adjustment for (gains) losses included in net income	(9,897)	252	(94,834)	(4,652)
Net unrealized investment gains (losses)	(21,588)	(5,775)	276,465	(33,919)
Other comprehensive income (loss), before tax:	(21,584)	(5,774)	276,485	(33,958)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	1	0	7	(14)
Net unrealized investment gains (losses)	(7,556)	(2,063)	96,762	(11,872)
Total	(7,555)	(2,063)	96,769	(11,886)
Other comprehensive income (loss), net of tax	(14,029)	(3,711)	179,716	(22,072)
COMPREHENSIVE INCOME (LOSS)	$550,146	$(108,537)	$(709,530)	$(16,286)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Contributed capital	0	8,421,955	0	0	8,421,955
Assets purchased/transferred from/to affiliates	0	(119,546)	32,014	0	(87,532)
Comprehensive income:
Net income (loss)	0	0	(889,246)	0	(889,246)
Other comprehensive income (loss), net of tax	0	0	0	179,716	179,716
Total comprehensive income (loss)					(709,530)
Balance, September 30, 2016	$2,500	$9,203,831	$(460,402)	$225,882	$8,971,811

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$901,422	$673,613	$84,622	$1,662,157
Distribution to parent	0	0	(270,000)	0	(270,000)
Comprehensive income:
Net income (loss)	0	0	5,786	0	5,786
Other comprehensive income (loss), net of tax	0	0	0	(22,072)	(22,072)
Total comprehensive income (loss)					(16,286)
Balance, September 30, 2015	$2,500	$901,422	$409,399	$62,550	$1,375,871

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(889,246)	$5,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(803)	994
Realized investment (gains) losses, net	2,497,661	(10,006)
Depreciation and amortization	1,764	34,546
Interest credited to policyholders’ account balances	101,184	218,792
Change in:
Future policy benefits	(5,224)	193,776
Accrued investment income	(50,664)	(1,921)
Net receivable from/payable to parent and affiliates	171,317	(24,240)
Deferred sales inducements	1,607	(872)
Deferred policy acquisition costs	(175,636)	316,574
Income taxes	(912,339)	19,602
Reinsurance recoverables	(213,844)	(206,356)
Bonus reserve	0	(38,768)
Derivatives, net	8,687,903	13,889
Deferred gain/(loss) on reinsurance	284,501	0
Other, net	650,903	(12,604)
Cash flows from (used in) operating activities	$10,149,084	$509,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$3,530,194	$391,971
Commercial mortgage and other loans	83,768	63,003
Trading account assets	3,509	2,702
Policy loans	1,375	1,131
Other long-term investments	5,531	3,114
Short-term investments	1,145,523	1,594,367
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(5,119,769)	(242,276)
Commercial mortgage and other loans	(310,512)	(45,042)
Trading account assets	(6,338)	(2,303)
Policy loans	(317)	(411)
Other long-term investments	(135,367)	(1,787)
Short-term investments	(1,604,619)	(1,857,074)
Notes receivable from parent and affiliates, net	(12,923)	327
Derivatives, net	(43,283)	(2,738)
Other, net	0	531
Cash flows from (used in) investing activities	$(2,463,228)	$(94,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	10,516	4,685

Proceeds from the issuance of debt (maturities longer than 90 days)	125,000	0
Repayments of debt (maturities longer than 90 days)	(268,000)	0
Net decrease in short-term borrowing	3,750	(54,354)
Drafts outstanding	(650)	(8,105)
Distribution to parent	0	(270,000)
Contributed capital	781,125	0
Policyholders’ account balances:
Deposits	2,203,234	1,022,208
Withdrawals	(2,346,701)	(1,109,313)
Cash flows from (used in) financing activities	$508,274	$(414,879)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,194,130	(172)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	536	594
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,194,666	$422

Significant Non-Cash Transactions

Cash Flows from Investing and Financing Activities for the nine months ended September 30, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company” or “PALAC”), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial") a New Jersey corporation.

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

Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and its wholly-owned subsidiary Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit riders. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing long-term savings and retirement products, including insurance products, and individual and group annuities.

On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. The redomestication also resulted in the Company being domiciled in the same jurisdiction as the then primary reinsurer of the Company's living benefit guarantees, Pruco Reinsurance, Ltd. ("Pruco Re") which enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement. As of April 1, 2016, the Company no longer reinsures its living benefit guarantees to Pruco Re.

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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
(2) Prudential Financial contributed current tax receivables through PAI of $1.5 billion to the Company as part of the Variable Annuities Recapture.
(3) The Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life.
(4) The increase in additional paid-in capital ("APIC") includes non-cash capital contributions from PAI of $3.6 billion in invested assets, $1.5 billion of current tax receivables and $2.5 billion funding for the ceding commission for the reinsurance transaction with Pruco Life.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Interim Statement of Operations and Comprehensive Income (Loss)

For the nine months ended September 30, 2016	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$832	$832
Realized investment gains (losses), net	(305)	(2,561)	(2,866)
TOTAL REVENUES	(305)	(1,729)	(2,034)
BENEFITS AND EXPENSES
Policyholders' benefits	0	522	522
General, administrative and other expenses	0	310	310
TOTAL BENEFITS AND EXPENSES	0	832	832
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(305)	(2,561)	(2,866)
Income tax expense (benefit)	(115)	(961)	(1,076)
NET INCOME (LOSS)	$(190)	$(1,600)	$(1,790)

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/ (Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$3,084	$3,084	$0	$0	$0
Pruco Life	Apr - June 2016	Purchase	Fixed Maturities, Trading Account Assets, Commercial Mortgages, Derivatives, JV/LP Investments and Short-Term Investments	$6,994	$6,994	$0	$0	$0
PAI	Apr - June 2016	Contributed Capital	Fixed Maturities, Trading Account Assets and Derivatives	$3,517	$3,517	$3,517	$0	$0

As part of the Variable Annuities Recapture, the Company received invested assets of $3.1 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016, and unwound the associated reinsurance recoverable of $3.4 billion. As a result of the recapture transaction, the Company recognized a loss of $0.3 billion immediately.

For the Variable Annuities Recapture, the Company received invested assets of $7.1 billion as consideration from Pruco Life and established reserves of $9.4 billion. In addition, the Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life. Also, the Company established Deferred Policy Acquisition Costs ("DAC") and Deferred Sales Inducements ("DSI") balances, which were equivalent to the ceding commission incurred by the Company. For the reinsurance of the variable annuity base contracts, the Company recognized a benefit of $0.3 billion, which was deferred through General, administrative and other expenses. For the reinsurance of the living benefit riders, the Company recognized a loss of $2.6 billion immediately since they are accounted for as free-standing derivatives.

The Company also received a capital contribution of $8.4 billion from PAI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

As a result of the Variable Annuities Recapture, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into the Company.

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

The most significant estimates include those used in determining DAC and related amortization; value of business acquired ("VOBA") and its amortization; amortization of DSI; measurement of goodwill and any related impairments; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

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

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods. The guidance is to be applied prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method after the effective date. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s financial position, results of operations and financial statement disclosures.

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

In August 2016, the FASB issued guidance (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)) to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently assessing the impact of the guidance on the Company’s statement of cash flows.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,883,799	$180,484	$20,766	$5,043,517	$0
Obligations of U.S. states and their political subdivisions	92,584	4,085	0	96,669	0
Foreign government bonds	76,456	8,997	4	85,449	0
Public utilities	428,426	30,267	3,291	455,402	0
Redeemable preferred stock	29,599	1,754	19	31,334	0
All other U.S. public corporate securities	1,823,185	122,778	1,223	1,944,740	0
All other U.S. private corporate securities	967,725	50,013	7,865	1,009,873	(694)
All other foreign public corporate securities	287,202	8,715	99	295,818	0
All other foreign private corporate securities	474,765	14,259	6,989	482,035	0
Asset-backed securities(1)	319,989	3,518	831	322,676	0
Commercial mortgage-backed securities	485,170	23,773	135	508,808	0
Residential mortgage-backed securities(2)	209,118	9,121	1	218,238	(5)
Total fixed maturities, available-for-sale	$10,078,018	$457,764	$41,223	$10,494,559	$(699)
Equity securities, available-for-sale
Common stocks:
Public utilities	$0	$0	$0	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$14	$4	$0	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.0 million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,239,232	$20,766	$0	$0	$1,239,232	$20,766
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	2,690	4	0	0	2,690	4
Public utilities	8,168	1,238	17,325	2,053	25,493	3,291
Redeemable preferred stock	2,950	19	0	0	2,950	19
All other U.S. public corporate securities	46,243	113	13,369	1,110	59,612	1,223
All other U.S. private corporate securities	50,013	2,142	20,556	5,723	70,569	7,865
All other foreign public corporate securities	14,402	8	9,909	91	24,311	99
All other foreign private corporate securities	58,036	1,611	64,374	5,378	122,410	6,989
Asset-backed securities	28,462	694	38,224	137	66,686	831
Commercial mortgage-backed securities	31,284	135	0	0	31,284	135
Residential mortgage-backed securities	87	1	0	0	87	1
Total	$1,481,567	$26,731	$163,757	$14,492	$1,645,324	$41,223
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,480	$107	$0	$0	$8,480	$107
Obligations of U.S. states and their political subdivisions	6,887	378	0	0	6,887	378
Foreign government bonds	13,616	28	0	0	13,616	28
Public utilities	49,104	1,421	14,217	2,842	63,321	4,263
All other U.S. public corporate securities	207,578	6,297	29,828	1,420	237,406	7,717
All other U.S. private corporate securities	84,318	4,020	3,550	387	87,868	4,407
All other foreign public corporate securities	76,573	608	0	0	76,573	608
All other foreign private corporate securities	38,047	1,972	85,341	13,870	123,388	15,842
Asset-backed securities	50,195	430	26,359	262	76,554	692
Commercial mortgage-backed securities	55,065	642	833	10	55,898	652
Residential mortgage-backed securities	2,141	19	0	0	2,141	19
Total	$592,004	$15,922	$160,128	$18,791	$752,132	$34,713
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The gross unrealized losses on fixed maturity securities as of September 30, 2016 and December 31, 2015, are composed of $28.9 million and $22.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.3 million and $12.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2016, the $14.5 million of gross unrealized losses of twelve months or more were concentrated in the transportation, consumer non-cyclical and utility sectors of the Company’s corporate securities. As of December 31, 2015, the $18.8 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods, utility and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at September 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of September 30, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$476,623	$480,670
Due after one year through five years	1,403,762	1,447,830
Due after five years through ten years	1,383,206	1,460,019
Due after ten years	5,800,150	6,056,318
Asset-backed securities	319,989	322,676
Commercial mortgage-backed securities	485,170	508,808
Residential mortgage-backed securities	209,118	218,238
Total	$10,078,018	$10,494,559

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$80,589	$4,380	$3,280,497	$21,177
Proceeds from maturities/repayments(1)	100,931	96,304	295,769	371,310
Gross investment gains from sales, prepayments and maturities	10,238	168	98,157	5,124
Gross investment losses from sales and maturities	(257)	(420)	(1,303)	(452)
Equity securities, available-for-sale
Proceeds from sales	$0	$0	$0	$0
Gross investment gains from sales	0	0	0	0
Gross investment losses from sales	0	0	0	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(2)	$(82)	$0	$(2,020)	$(20)
Writedowns for impairments on equity securities	0	0	0	0

(1)	Includes $46.1 million and $0.5 million of non-cash related proceeds for the nine months ended September 30, 2016 and 2015, respectively.

(2)
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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Balance, beginning of period	$43	$86
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(128)	(1,972)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	82	1,271
Increases due to the passage of time on previously recorded credit losses	18	24
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6)	(7)
Assets transferred to parent and affiliates	0	607
Balance, end of period	$9	$9

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Balance, beginning of period	$98	$93
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5)	(13)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	20
Increases due to the passage of time on previously recorded credit losses	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(8)
Assets transferred to parent and affiliates	0	0
Balance, end of period	$92	$92

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$147,032	$159,030	$0	$0
Equity securities	7,385	10,939	5,618	5,653
Total trading account assets	$154,417	$169,969	$5,618	$5,653

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $(0.1) million and $(0.4) million for the three months ended September 30, 2016 and 2015, respectively, and $15.5 million and $(0.5) million for the nine months ended September 30, 2016 and 2015, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$266,929	21.7%	$136,190	31.2%
Industrial	247,198	20.0	58,621	13.5
Retail	223,302	18.1	67,358	15.5
Office	317,435	25.7	100,357	23.0
Other	89,882	7.3	18,660	4.3
Hospitality	10,417	0.8	4,963	1.1
Total commercial mortgage loans	1,155,163	93.6	386,149	88.6
Agricultural property loans	79,532	6.4	49,926	11.4
Total commercial mortgage and agricultural property loans by property type	1,234,695	100.0%	436,075	100.0%
Valuation allowance	(1,895)		(643)
Total net commercial mortgage and agricultural property loans by property type	1,232,800		435,432
Other Loans
Uncollateralized loans	0		2,740
Valuation allowance	0		0
Total net other loans	0		2,740
Total commercial mortgage and other loans	$1,232,800		$438,172

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (13%) and New Jersey (7%)) and include loans secured by properties in Europe and Australia at September 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$622	$21	$0	$643
Addition to (release of) allowance for losses	1,253	(1)	0	1,252
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$1,875	$20	$0	$1,895

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$455	$27	$0	$482
Addition to (release of) allowance for losses	167	(6)	0	161
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$622	$21	$0	$643

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	1,875	20	0	1,895
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$1,875	$20	$0	$1,895

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$1,750	$0	$0	$1,750
Gross of reserves: collectively evaluated for impairment	1,153,413	79,532	0	1,232,945
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$1,155,163	$79,532	$0	$1,234,695

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	622	21	0	643
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$622	$21	$0	$643

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	386,149	49,926	2,740	438,815
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$386,149	$49,926	$2,740	$438,815

(1)	Recorded investment reflects the carrying value gross of related allowance.

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

	September 30, 2016
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

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - September 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$629,041	$9,984	$4,750	$643,775
60%-69.99%	423,553	1,785	0	425,338
70%-79.99%	151,575	12,935	0	164,510
Greater than 80%	0	0	1,072	1,072
Total commercial mortgage and agricultural property loans	$1,204,169	$24,704	$5,822	$1,234,695

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$303,215	$9,073	$992	$313,280
60%-69.99%	95,977	0	0	95,977
70%-79.99%	25,401	1,417	0	26,818
Greater than 80%	0	0	0	0
Total commercial mortgage and agricultural property loans	$424,593	$10,490	$992	$436,075

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	September 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$1,155,163	$0	$0	$0	$1,155,163	$0
Agricultural property loans	79,532	0	0	0	79,532	0
Uncollateralized loans	0	0	0	0	0	0
Total	$1,234,695	$0	$0	$0	$1,234,695	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$386,149	$0	$0	$0	$386,149	$0
Agricultural property loans	49,926	0	0	0	49,926	0
Uncollateralized loans	2,740	0	0	0	2,740	0
Total	$438,815	$0	$0	$0	$438,815	$0

See Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding nonaccrual status loans.

For the three and nine months ended September 30, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold. For the three months ended September 30, 2016, there were no transfers of commercial mortgage and other loans from related parties. For the nine months ended September 30, 2016, the Company received $580 million of commercial mortgage and other loans from related parties. See Note 1 for additional information.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three and nine months ended September 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of both September 30, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2016 and 2015, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$75,271	$28,233	$168,655	$87,876
Trading account assets	1,128	3	2,193	34
Commercial mortgage and other loans	11,730	6,120	28,106	16,364
Policy loans	185	175	517	563
Short-term investments	10,615	126	18,312	227
Other long-term investments	20,176	(257)	23,162	3,773
Gross investment income	119,105	34,400	240,945	108,837
Less: investment expenses	(3,787)	(1,290)	(7,798)	(4,082)
Net investment income	$115,318	$33,110	$233,147	$104,755

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2016 and 2015, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities	$9,899	$(252)	$94,834	$4,652
Equity securities	0	0	0	0
Commercial mortgage and other loans	(422)	(75)	(1,823)	12
Derivatives	(45,139)	6,014	(2,590,550)	5,342
Short-term investments and cash equivalents	104	0	527	0
Other investments	(167)	0	(649)	0
Realized investment gains (losses), net	$(35,725)	$5,687	$(2,497,661)	$10,006

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2016 and 2015 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	20	371,299	371,319
Amounts reclassified from AOCI	0	(94,834)	(94,834)
Income tax benefit (expense)	(7)	(96,762)	(96,769)
Balance, September 30, 2016	$(52)	$225,934	$225,882

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(30)	$84,652	$84,622
Change in OCI before reclassifications	(39)	(29,267)	(29,306)
Amounts reclassified from AOCI	0	(4,652)	(4,652)
Income tax benefit (expense)	14	11,872	11,886
Balance, September 30, 2015	$(55)	$62,605	$62,550

(1)
Includes cash flow hedges of $7.7 million and $14.8 million as of September 30, 2016 and December 31, 2015, respectively, and $13.4 million and $5.0 million as of September 30, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$1,342	$606	$6,989	$1,540
Net unrealized investment gains (losses) on available-for-sale securities	8,555	(858)	87,845	3,112
Total net unrealized investment gains (losses)(4)	9,897	(252)	94,834	4,652
Total reclassifications for the period	$9,897	$(252)	$94,834	$4,652

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs and future policy benefits.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$9	$(3)	$0	$14	$20
Net investment gains (losses) on investments arising during the period	171	0	0	(60)	111
Reclassification adjustment for (gains) losses included in net income	539	0	0	(189)	350
Reclassification adjustment for (gains) losses excluded from net income(1)	(1,412)	0	0	494	(918)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(171)	0	60	(111)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(42)	15	(27)
Balance, September 30, 2016	$(693)	$(174)	$(42)	$334	$(575)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$107,451	$(30,465)	$(4,596)	$(26,179)	$46,211
Net investment gains (losses) on investments arising during the period	412,615	0	0	(144,415)	268,200
Reclassification adjustment for (gains) losses included in net income	(95,373)	0	0	33,381	(61,992)
Reclassification adjustment for (gains) losses excluded from net income(1)	1,412	0	0	(494)	918
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(33,353)	0	11,674	(21,679)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(7,921)	2,772	(5,149)
Balance, September 30, 2016	$426,105	$(63,818)	$(12,517)	$(123,261)	$226,509

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(693)	$9
Fixed maturity securities, available-for-sale—all other	417,234	90,637
Equity securities, available-for-sale	4	3
Affiliated notes	1,453	1,660
Derivatives designated as cash flow hedges(1)	7,739	14,847
Other investments	(325)	304
Net unrealized gains (losses) on investments	$425,412	$107,460

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2016, the Company had $21.1 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $15.6 million in corporate securities and $5.5 million in foreign government bonds. As of December 31, 2015, the Company had $10.6 million of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions was overnight and continuous. As of both September 30, 2016 and December 31, 2015, the Company had no repurchase agreement transactions.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities and derivative contracts that trade on an active exchange market.

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

	As of September 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$5,043,517	$0	$0	$5,043,517
Obligations of U.S. states and their political subdivisions	0	96,669	0	0	96,669
Foreign government bonds	0	85,449	0	0	85,449
U.S. corporate public securities	0	2,190,348	15,000	0	2,205,348
U.S. corporate private securities	0	1,028,998	127,659	0	1,156,657
Foreign corporate public securities	0	327,843	129	0	327,972
Foreign corporate private securities	0	520,297	8,928	0	529,225
Asset-backed securities	0	278,234	44,442	0	322,676
Commercial mortgage-backed securities	0	508,808	0	0	508,808
Residential mortgage-backed securities	0	218,238	0	0	218,238
Subtotal	0	10,298,401	196,158	0	10,494,559
Trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	134,478	0	0	134,478
Corporate securities	0	22,855	0	0	22,855
Asset-backed securities	0	1,697	0	0	1,697
Equity securities	5,425	0	5,514	0	10,939
Subtotal	5,425	159,030	5,514	0	169,969
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	347,000	261,805	450	0	609,255
Cash equivalents	1,497,623	6,696,109	375	0	8,194,107
Other long-term investments	2,083	9,037,140	0	(9,037,140)	2,083
Reinsurance recoverables	0	0	335,189	0	335,189
Receivables from parent and affiliates	0	47,259	2,795	0	50,054
Subtotal excluding separate account assets	1,852,131	26,499,762	540,481	(9,037,140)	19,855,234
Separate account assets(2)	0	38,484,444	0	0	38,484,444
Total assets	$1,852,131	$64,984,206	$540,481	$(9,037,140)	$58,339,678
Future policy benefits(3)	$0	$0	$12,040,828	$0	$12,040,828
Payables to parent and affiliates	0	1,314,157	0	(1,108,829)	205,328
Other liabilities	59,922	0	0	0	59,922
Total liabilities	$59,922	$1,314,157	$12,040,828	$(1,108,829)	$12,306,078

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,154	$0	$0	$12,154
Obligations of U.S. states and their political subdivisions	0	20,212	0	0	20,212
Foreign government bonds	0	49,283	0	0	49,283
U.S. corporate public securities	0	934,109	15,000	0	949,109
U.S. corporate private securities	0	523,298	107,777	0	631,075
Foreign corporate public securities	0	136,222	0	0	136,222
Foreign corporate private securities	0	220,818	4,531	0	225,349
Asset-backed securities	0	104,797	46,493	0	151,290
Commercial mortgage-backed securities	0	215,740	0	0	215,740
Residential mortgage-backed securities	0	133,838	0	0	133,838
Subtotal	0	2,350,471	173,801	0	2,524,272
Trading account assets:
Equity securities	5,653	0	0	0	5,653
Subtotal	5,653	0	0	0	5,653
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	157,257	520	450	0	158,227
Cash equivalents	0	0	225	0	225
Other long-term investments(4)	0	135,209	1,565	(21,508)	115,266
Reinsurance recoverables	0	0	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	29,676	7,664	0	37,340
Subtotal excluding separate account assets	162,910	2,515,893	3,196,358	(21,508)	5,853,653
Separate account assets(2)	0	39,250,159	0	0	39,250,159
Total assets	$162,910	$41,766,052	$3,196,358	$(21,508)	$45,103,812
Future policy benefits(3)	$0	$0	$3,134,077	$0	$3,134,077
Payables to parent and affiliates	0	25,277	0	(25,277)	0
Total liabilities	$0	$25,277	$3,134,077	$(25,277)	$3,134,077

(1)
“Netting” amounts represent cash collateral of $7,928 million and $(3.8) million as of September 30, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2016, the net embedded derivative liability position of $12,041 million includes $885 million of embedded derivatives in an asset position and $12,926 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $3,134 million includes $34 million of embedded derivatives in an asset position and $3,168 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of September 30, 2016 and December 31, 2015 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company’s exchange-traded futures include treasury and equity futures. These futures are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

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

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy. To reflect market's perception of its own and the counterparty's NPR, the Company incorporates additional spreads over London Inter-Bank Offered Rate ("LIBOR") into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2016, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. As of December 31, 2015, there was $1.6 million of internally valued derivatives with the fair value classified within Level 3. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At September 30, 2016 and December 31, 2015, the fair value of these investments was $0.4 million and $0.6 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and nine months ended September 30, 2016 and 2015, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2016
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities(3)	$136,587	$15,129	$151,716
Asset-backed securities(4)	0	44,442	44,442
Trading account assets:
Equity securities	1,998	3,516	5,514
Short-term investments	450	0	450
Cash equivalents	375	0	375
Reinsurance recoverables	335,189	0	335,189
Receivables from parent and affiliates	0	2,795	2,795
Total assets	$474,599	$65,882	$540,481
Future policy benefits	$12,040,828	$0	$12,040,828
Total liabilities	$12,040,828	$0	$12,040,828

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities(3)	$111,295	$16,013	$127,308
Asset-backed securities(4)	0	46,493	46,493
Short-term investments	450	0	450
Cash equivalents	225	0	225
Other long-term investments(5)	1,565	0	1,565
Reinsurance recoverables	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	7,664	7,664
Total assets	$3,126,188	$70,170	$3,196,358
Future policy benefits	$3,134,077	$0	$3,134,077
Total liabilities	$3,134,077	$0	$3,134,077

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

	As of September 30, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$136,587	Discounted cash flow	Discount rate	2.16%	22.54%	4.76%	Decrease
		Liquidation	Liquidation Value	95.24%	95.48%	95.26%	Increase
Reinsurance recoverables	$335,189	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$12,040,828	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.36%	1.74%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate(6)	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	25%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$111,295	Discounted cash flow	Discount rate	3.71%	17.95%	4.43%	Decrease
Reinsurance recoverables	$3,012,653	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$3,134,077	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	63%	95%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

	Three Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets -Equity Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$126,673	$0	$14,582	$87,371	$5,076	$450
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	42	0	877	(28)	0	0
Asset management fees and other income	0	0	0	0	0	439	0
Included in other comprehensive income (loss)	0	(661)	1	(710)	329	0	0
Net investment income	0	1,417	(1)	58	37	0	0
Purchases	0	1,245	0	1	7,820	(1)	0
Sales	0	0	0	0	(6,489)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(1,057)	0	(5,390)	(45)	0	0
Transfers into Level 3(1)	0	0	129	0	7,137	0	0
Transfers out of Level 3(1)	0	0	0	(490)	(51,690)	0	0
Other(3)	0	0	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$15,000	$127,659	$129	$8,928	$44,442	$5,514	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(26)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$437	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Cash Equivalents	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$375	$345,918	$2,776	$(12,326,533)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	(15,688)	(23)	528,717
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	19	0
Net investment income	150	0	0	0
Purchases	(150)	4,959	0	0
Sales	0	0	24	0
Issuances	0	0	0	(243,012)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(1)	0
Other(3)	0	0	0	0
Fair Value, end of period assets/(liabilities)	$375	$335,189	$2,795	$(12,040,828)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(10,472)	$(1,772)	$460,383
Asset management fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets -Equity Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$107,777	$0	$4,531	$46,493	$0	$450
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(920)	0	877	(26)	0	0
Asset management fees and other income	0	0	0	0	0	527	0
Included in other comprehensive income (loss)	0	(3,548)	1	277	367	0	0
Net investment income	0	4,198	(1)	185	125	0	0
Purchases	0	12,472	0	1,990	61,939	3,422	0
Sales	0	0	0	0	(6,739)	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(1,481)	0	(7,128)	(533)	0	0
Transfers into Level 3(1)	0	10,176	129	8,686	24,961	0	0
Transfers out of Level 3(1)	0	(1,015)	0	(490)	(82,145)	0	0
Other(3)	0	0	0	0	0	1,565	0
Fair Value, end of period assets/(liabilities)	$15,000	$127,659	$129	$8,928	$44,442	$5,514	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(962)	$0	$0	$(26)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$526	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	(2,742,989)	(11)	(8,369,767)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	88	0
Net investment income	150	0	0	0	0
Purchases	0	0	65,525	0	0
Sales	0	0	0	(1,988)	0
Issuances	0	0	0	0	(536,984)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0		0
Transfers out of Level 3(1)	0	0	0	(2,958)	0
Other(3)	0	(1,565)	0	0	0
Fair Value, end of period assets/(liabilities)	$375	$0	$335,189	$2,795	$(12,040,828)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$91,513	$(1,772)	$(8,124,372)
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$102,483	$43,441	$0	$300
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(18)	4	0	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(1,177)	(154)	0	0
Net investment income	0	1,325	16	0	0
Purchases	14,901	1,278	1,099	1,565	150
Sales	(14,901)	(34)	(1,750)	0	0
Issuances	0	0	0	0	0
Settlements	0	(1,336)	(2,074)	0	0
Transfers into Level 3(1)	0	0	15,253	0	0
Transfers out of Level 3(1)	0	0	(5,945)	0	0
Fair Value, end of period assets/(liabilities)	$15,000	$102,521	$49,890	$1,565	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Cash Equivalents	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$2,213,966	$4,777	$(2,300,419)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1,000,406	0	(1,041,737)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	9	0
Net investment income	0	0	0	0
Purchases	0	56,855	0	0
Sales	0	0	0	0
Issuances	0	0	0	(58,443)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	2,962	0
Transfers out of Level 3(1)	0	0	(1,993)	0
Fair Value, end of period assets/(liabilities)	$225	$3,271,227	$5,755	$(3,400,599)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$1,017,556	$0	$(1,059,644)
Asset management fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(5)	Commercial Mortgage-Backed Securities	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$16,860	$98,544	$666	$40,524	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(17)	62	3	0	0
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(23)	(1,667)	(51)	57	0	0
Net investment income	9	3,901	1	27	0	0
Purchases	44,901	3,885	0	8,970	1,565	450
Sales	(44,901)	(463)	0	(9,634)	0	0
Issuances	0	0	0	0	0	0
Settlements	(119)	(1,662)	(678)	(3,212)	0	0
Transfers into Level 3(1)	0	0	0	26,021	0	0
Transfers out of Level 3(1)	(1,727)	0	0	(12,866)	0	0
Fair Value, end of period assets/(liabilities)	$15,000	$102,521	$0	$49,890	$1,565	$450
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Cash Equivalents	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$225	$2,996,154	$22,320	$(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	103,031	0	(108,798)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	(179)	0
Net investment income	0	0	0	0
Purchases	0	172,042	0	0
Sales	0	0	0	0
Issuances	0	0	0	(179,390)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	4,948	0
Transfers out of Level 3(1)	0	0	(21,334)	0
Fair Value, end of period assets/(liabilities)	$225	$3,271,227	$5,755	$(3,400,599)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$177,725	$0	$(186,067)
Asset management fees and other income	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Primarily related to private warrants reclassified from derivatives to trading securities.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

	September 30, 2016
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,276,141	$1,276,141	$1,232,800
Policy loans	0	0	12,865	12,865	12,865
Short-term investments	0	35,000	0	35,000	35,000
Cash and cash equivalents	559	0	0	559	559
Accrued investment income	0	73,279	0	73,279	73,279
Receivables from parent and affiliates	0	79,531	0	79,531	79,531
Other assets	0	46,157	64,957	111,114	111,114
Total assets	$559	$233,967	$1,353,963	$1,588,489	$1,545,148
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$248,455	$248,455	$246,966
Cash collateral for loaned securities	0	21,084	0	21,084	21,084
Short-term debt	0	32,954	0	32,954	32,852
Long-term debt	0	1,023,803	0	1,023,803	971,898
Payables to parent and affiliates	0	104,484	0	104,484	104,484
Other liabilities	0	363,062	64,957	428,019	428,019
Separate account liabilities - investment contracts	0	214	0	214	214
Total liabilities	$0	$1,545,601	$313,412	$1,859,013	$1,805,517

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2015(2)
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,793	$448,349	$451,142	$438,172
Policy loans	0	0	13,054	13,054	13,054
Cash and cash equivalents	311	0	0	311	311
Accrued investment income	0	22,615	0	22,615	22,615
Receivables from parent and affiliates	0	14,868	0	14,868	14,868
Other assets	0	1,085	0	1,085	1,085
Total assets	$311	$41,361	$461,403	$503,075	$490,105
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$102,438	$102,438	$103,003
Cash collateral for loaned securities	0	10,568	0	10,568	10,568
Short-term debt	0	1,000	0	1,000	1,000
Payables to parent and affiliates	0	25,678	0	25,678	25,678
Other liabilities	0	83,464	0	83,464	83,464
Separate account liabilities - investment contracts	0	293	0	293	293
Total liabilities	$0	$121,003	$102,438	$223,441	$224,006

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

(2)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of these cost method investments were $3.3 million and $3.3 million, respectively, which had been previously classified in level 3 at December 31, 2015. The carrying values of these investments were $3.0 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

Policy Loans

Policy loans carrying value approximates fair value.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Long-Term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2016 and December 31, 2015.

Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments which are not securities, are recorded at amortized cost and include quality loans, cash and cash equivalents, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as reinsurance recoverables, unsettled trades and accounts receivable.

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

	September 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$448,210	$31,621	$(9,736)	$115,358	$15,910	$(206)
Total Qualifying Hedges	$448,210	$31,621	$(9,736)	$115,358	$15,910	$(206)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$2,779,000	$0	$(59,922)	$0	$0	$0
Interest Rate Swaps	78,860,425	8,430,814	(855,591)	1,872,750	84,817	(13,452)
Interest Rate Options	10,280,000	461,480	(72,982)	100,000	9,431	0
Interest Rate Forwards	498,411	39,814	0	0	0	0
Foreign Currency
Foreign Currency Forwards	4,153	32	0	2,752	23	0
Currency/Interest Rate
Foreign Currency Swaps	95,352	13,979	(297)	77,729	11,220	0
Equity
Equity Futures	378,070	2,083	0	0	0	0
Total Return Swaps	16,742,863	25,346	(319,805)	217,999	320	(3,626)
Equity Options	23,421,465	34,054	(66,955)	18,286,800	15,054	(7,993)
Total Non-Qualifying Hedges	$133,059,739	$9,007,602	$(1,375,552)	$20,558,030	$120,865	$(25,071)
Total Derivatives (1)	$133,507,949	$9,039,223	$(1,385,288)	$20,673,388	$136,775	$(25,277)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $12,041 million and $3,134 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the related reinsurance recoverable was an asset of $335 million and $3,013 million as of September 30, 2016 and December 31, 2015, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance payables," was a net asset of $11 million as of September 30, 2016.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$9,037,140	$(9,037,140)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$1,325,365	$(1,108,829)	$216,536	$(216,536)	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$135,210	$(21,508)	$113,702	$(101,288)	$12,414
Offsetting of Financial Liabilities:
Derivatives	$25,277	$(25,277)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 8.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$909	$179	$(6,351)
Total cash flow hedges	0	909	179	(6,351)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	265,560	0	0	0
Currency	(136)	0	0	0
Currency/Interest Rate	(5,303)	0	65	0
Credit	0	0	0	0
Equity	(859,560)	0	0	0
Embedded Derivatives	554,300	0	0	0
Total non-qualifying hedges	(45,139)	0	65	0
Total	$(45,139)	$909	$244	$(6,351)

	Nine Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,954	$5,724	$(7,108)
Total cash flow hedges	0	1,954	5,724	(7,108)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,817,119	0	0	0
Currency	(15)	0	0	0
Currency/Interest Rate	2,568	0	271	0
Credit	0	0	0	0
Equity	(1,346,122)	0	0	0
Embedded Derivatives	(4,064,100)	0	0	0
Total non-qualifying hedges	(2,590,550)	0	271	0
Total	$(2,590,550)	$1,954	$5,995	$(7,108)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$168	$438	$3,282
Total cash flow hedges	0	168	438	3,282
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	38,809	0	0	0
Currency	13	0	0	0
Currency/Interest Rate	1,997	0	41	0
Credit	(1)	0	0	0
Equity	15,977	0	0	0
Embedded Derivatives	(50,781)	0	0	0
Total non-qualifying hedges	6,014	0	41	0
Total	$6,014	$168	$479	$3,282

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$415	$563	$8,518
Total cash flow hedges	0	415	563	8,518
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	24,613	0	0	0
Currency	31	0	0	0
Currency/Interest Rate	7,212	0	143	0
Credit	(3)	0	0	0
Equity	11,104	0	0	0
Embedded Derivatives	(37,615)	0	0	0
Total non-qualifying hedges	5,342	0	143	0
Total	$5,342	$415	$706	$8,518

(1)	Amounts deferred in AOCI.

For the three and nine months ended September 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$14,847
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2016	(119)
Amounts reclassified into current period earnings	(6,989)
Balance, September 30, 2016	$7,739

Using September 30, 2016 values, it is estimated that a pre-tax gain of approximately $4 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2017, offset by amounts pertaining to the hedged item. As of September 30, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company had no open credit derivative positions where it has written or purchased credit protection as of September 30, 2016 and December 31, 2015.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by its counterparty to financial derivative transactions.The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $5 million of commercial loans as of September 30, 2016 and December 31, 2015. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $31 million and $36 million as of September 30, 2016 and December 31, 2015, respectively.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $3 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit riders and base contract to Prudential Insurance. The license surrender relieves the Company of the requirement to hold additional New York statutory reserves mandated by the fourth quarter of 2014 agreement with the New York State Department of Financial Services ("NY DFS"). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the NY DFS.

Realized investment gains and losses include the impact of reinsurance agreements. The Company assumed variable annuities living benefit riders from Pruco Life, excluding PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change to the reinsurance agreements effective April 1, 2016. These reinsurance agreements are derivatives accounted for in the same manner as embedded derivatives and changes in the fair value of these derivatives are recognized through "Realized investment gains (losses), net". See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$698,180	$3,088,328
Deferred policy acquisition costs	3,310,700	(73,864)
Deferred sales inducements	486,393	(39,253)
Value of business acquired	(2,443)	(2,632)
Other assets	111,956	0
Policyholders’ account balances	2,513,030	0
Future policy benefits	8,185,926	0
Reinsurance payables(1)	278,650	250,277
Other liabilities	323,294	0

(1)	"Reinsurance payables" includes $0.2 million of unaffiliated activity as of September 30, 2016 and December 31, 2015.

The reinsurance recoverables by counterparty is broken out below.

	September 30, 2016	December 31, 2015
	(in thousands)
Prudential Insurance	$409,516	$323,363
Pruco Life	288,348	0
Pruco Re	0	2,764,927
Unaffiliated	316	38
Total reinsurance recoverables	$698,180	$3,088,328

The tables above include amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Premiums:
Direct	$11,909	$7,887	$28,958	$25,189
Assumed	(10,248)	0	821,089	0
Ceded	(2,256)	0	(2,554)	0
Net premiums	(595)	7,887	847,493	25,189
Policy charges and fee income:
Direct	163,547	184,134	487,837	568,677
Assumed	392,156	0	766,451	0
Ceded (1)	(11,522)	(208)	(34,582)	(1,959)
Net policy charges and fee income	544,181	183,926	1,219,706	566,718
Asset administration fees and other income:
Direct	29,814	38,192	97,246	146,951
Assumed	69,493	0	135,902	0
Ceded	(2,502)	0	(7,316)	0
Net asset administration fees and other income	96,805	38,192	225,832	146,951
Interest credited to policyholders’ account balances:
Direct	(64,111)	110,894	87,752	218,792
Assumed	(27,278)	0	18,816	0
Ceded	5,774	0	(5,384)	0
Net interest credited to policyholders’ account balances	(85,615)	110,894	101,184	218,792
Policyholders' benefits (including change in reserves):
Direct	10,835	37,711	49,471	61,357
Assumed	(8,895)	0	526,292	0
Ceded (2)	(10,873)	242	(21,417)	242
Net policyholders' benefits (including change in reserves)	(8,933)	37,953	554,346	61,599
Realized investment gains (losses), net:
Direct	(409,674)	(985,269)	507,527	(61,179)
Assumed	394,419	0	(3,366,784)	0
Ceded	(20,470)	990,956	361,596	71,185
Realized investment gains (losses), net	(35,725)	5,687	(2,497,661)	10,006
Net reinsurance expense allowances, net of capitalization and amortization	(14,625)	(928)	504,820	(2,858)

(1)
"Policy charges and fee income ceded" includes $(0.3) million and $(0.2) million of unaffiliated activity for the three months ended September 30, 2016 and 2015, respectively, and $(1) million and $(2) million for the nine months ended September 30, 2016 and 2015, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $0.0 million and $0.2 million of unaffiliated activity for the three months ended September 30, 2016 and 2015, respectively, and $(0.2) million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The table above includes amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

8.    RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three months ended September 30, 2016 and 2015, and $0.1 million for both the nine months ended September 30, 2016 and 2015. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final groups earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended September 30, 2016 and 2015, and $0.9 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended September 30, 2016 and 2015, and $1 million for both the nine months ended September 30, 2016 and 2015.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.1 million for both the three months ended September 30, 2016 and 2015, and $0.4 million for both the nine months ended September 30, 2016 and 2015.

Cost Allocation Agreements with Affiliates

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was $0.1 million and $2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively. Sub-lease rental income, recorded as a reduction to lease expense, was $0.0 million for both the three and nine months ended September 30, 2016 and 2015.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $28 million and $29 million for the three months ended September 30, 2016 and 2015, respectively, and $82 million and $114 million for the nine months ended September 30, 2016 and 2015, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $100 million and $45 million as of September 30, 2016 and December 31, 2015, respectively. "Net investment income" related to these ventures includes a gain of $3 million and a loss of $1 million for the three months ended September 30, 2016 and 2015, respectively, and a gain of $3 million and $0.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Affiliated Asset Administration Fee Income

In accordance with a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and Prudential Investments LLC (“Prudential Investments”) the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and Prudential Investments related to this agreement was $29 million and $37 million for the three months ended September 30, 2016 and 2015, respectively, and $84 million and $143 million for the nine months ended September 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $8 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Other assets" at September 30, 2016 and December 31, 2015 were as follows:

	Maturity Dates			Interest Rates			September 30, 2016	December 31, 2015
							(in thousands)
U.S. Dollar floating rate notes	2025	-	2026	1.36%	-	2.34%	$37,044	$24,203
U.S. Dollar fixed rate notes (1)			2027	8.15%	-	14.85%	10,216	10,423
Euro-denominated fixed rate notes			2025			2.30%	2,795	2,714
Total long-term notes receivable - affiliated							$50,055	$37,340

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above include those classified as loans, and carried at unpaid principal balance, net of any allowance for losses and those classified as available-for-sale securities and other trading account assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.9 million and $0.1 million at September 30, 2016 and December 31, 2015, respectively, and is included in “Other assets”. Revenues related to these loans were $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in “Other income.”

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2016 and for the year ended December 31, 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in thousands)
Gibraltar Life Insurance Co Ltd	August-16	Sale	Fixed Maturity	$11,559	$11,485	$0	$48	$0
Prudential Insurance	September-16	Sale	Fixed Maturity	$47,066	$36,639	$0	$6,777	$0
Pruco Re	September-16	Transfer in	Fixed Maturity	$91,586	$80,732	$(7,055)	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company was assigned the below debt from an affiliate as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment as part of the Variable Annuities Recapture. The following table provides the breakout of the Company's short-term and long-term debt with affiliates at September 30, 2016 and December 31, 2015:

Affiliate	Date Issued	Amount of Notes - September 30, 2016	Amount of Notes - December 31, 2015	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$28,102	$0	1.89%	6/20/2017
Prudential Insurance	4/20/2016	18,734	0	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	0	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	0	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	0	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	0	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	0	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,038	0	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	0	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	0	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	0	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	0	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	0	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	0	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	0	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	0	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	0	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	0	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	0	3.09%	6/28/2023
Prudential Funding	9/27/2016	1,500	0	0.56%	10/4/2016
Prudential Funding	9/30/2016	3,250	0	0.56%	10/7/2016
Prudential Funding	12/30/2015	0	1,000	5.05%	1/4/2016
Total Loans Payable to Affiliates		$1,004,750	$1,000

Total interest expense to the Company related to loans payable to affiliates was $20.4 million and $0.0 million for the three months ended September 30, 2016 and 2015, respectively, and $38.9 million and $0.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Contributed Capital and Dividends

In June of 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture, as discussed in Note 1. For the year ended December 31, 2015, the Company did not receive any capital contributions.

During the nine months ended September 30, 2016, the Company did not pay any dividends to Prudential Financial. In June and December of 2015, the Company paid dividends in the amounts of $270 million and $180 million, respectively, to Prudential Financial.

Reinsurance with affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2016, compared with December 31, 2015, and its results of operations for the three and nine months ended September 30, 2016 and 2015. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture". After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into PALAC.

The Variable Annuities Recapture allows the Company to manage the capital and liquidity risks of these products more efficiently by aggregating both the risks and the assets supporting these risks. In connection with this transaction, the Company evaluated the overall risk management strategy including potential future enhancements to the living benefit hedging program. During the third quarter of 2016, the Company implemented modifications the risk management strategy in order to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the associated risks.

Regulatory Developments

Resolution Planning

In August 2016 the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) announced that for non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, and certain banks required to file annual resolution plans, the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.

Capital and Prudential Standards

In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including Designated Financial Companies. The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.

We cannot predict the timing of the issuance or content of final capital requirements or enhanced prudential standards or how the FRB ultimately will apply the final requirements to Prudential Financial, Inc. ("Prudential Financial"). For additional information on FRB supervision, see “Business-Regulation-Dodd-Frank Wall Street Reform and Consumer Protection Act-Regulation as a Designated Financial Company” in our Annual Report on Form 10-K for the year ended December 31, 2015.

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and have started implementing the necessary adjustments to come into alignment with the Rules’ requirements. In addition, in October 2016, the DOL issued interpretive guidance on the Rules, and we are evaluating whether or not the guidance will affect our implementation plans.

Overall, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. Sales of variable annuities by retail distributors will be subject to the best interest contract exemption, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, product design, offerings or pricing may need to be altered to meet the needs of certain distributors who are requesting changes to support their compliance with the Rules. We will need to monitor or potentially limit wholesaling and other sales support and customer service activities to avoid fiduciary status as the manufacturer under the Rules.

Several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from policy charges, fee income, asset administration from insurance and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits and costs of managing risk related to these products, interest credited to contractholders' account balances, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products it sold.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services with respect to these portfolios. However, there was also a reduction in management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.

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

Products

The Company’s in force variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. Certain living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Most contracts also guarantee the contractholder’s beneficiary a return of the greater of account value or total premium payments made to the contract less any partial withdrawals upon death.

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

The Company's in force business includes both variable and fixed annuities that may include guaranteed living benefits riders (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”). We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums.

The reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of two strategies described below including Product Design Features and an Asset Liability Management ("ALM") Strategy.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The asset transfer feature associated with highest daily benefit products currently sold by Pruco Life and PLNJ uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Under the Company's historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, the Company utilized the U.S. GAAP valuation, and incorporated certain modifications, in order to derive a hedge target that was more reflective of the Company's best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, the Company implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. The Company expects the revised strategy to result in more efficient management of its capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital markets movements.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intend to manage through the ALM strategy.

As of September 30, 2016
(in millions)
U.S. GAAP liability (including non-performance risk)	$12,041
Non-performance risk adjustment	10,498
Subtotal	22,539
Adjustments including risk margins and valuation methodology differences	(7,432)
Economic liability managed by ALM strategy	$15,107

As of September 30, 2016, the Company has sufficient assets including fixed income instruments and derivative assets supporting the economic liability.

Under the new ALM strategy, the Company expects differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments and derivatives as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:

• Different valuation methodologies in measuring the liability the Company intends to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP—The valuation methodology utilized in estimating the economic liability the Company intends to defray with fixed income instruments and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. The valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate).

• Different accounting treatment between liabilities and assets supporting those liabilities—Under U.S. GAAP, changes in value of the embedded derivative liability and derivative instruments used to hedge a portion of the economic liability are immediately reflected in net income. In contrast, changes in fair value of fixed income instruments that support a portion of the economic liability are designated as available for sale and are not recorded in net income but rather are recorded as unrealized gains (losses) in other comprehensive income.

• General hedge results—For the derivative portion of the ALM strategy, the net hedging impact (that is the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the economic liability we are hedging) may be impacted by a number of factors including: cash flow timing differences between our hedging instruments and the corresponding portion of the economic liability we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the economic liability that may not be hedged (certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the economic liability we seek to hedge.

For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared and over-the- counter (“OTC”) equity and interest rate derivatives including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “-Liquidity and Capital Resources-Capital.”

Product Specific Risks and Risk Mitigants

For certain living benefits guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefits guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.

The majority of our variable annuity contracts with living benefits guarantees, include risk mitigants in the form of an asset transfer feature and/or inclusion in the ALM strategy. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our implementation of the asset transfer feature are also managed through our ALM strategy. Certain legacy GMAB products include the asset transfer feature, but are not included in the ALM strategy.

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an asset transfer feature because the contractholder also selected a living benefit guarantee which includes an asset transfer feature. All of the variable annuity account values with living benefit guarantees also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

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

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2016, we assume an 8.0% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return.

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

Changes in Financial Position

September 30, 2016 versus December 31, 2015

Total assets increased by $20.1 billion from $47.3 billion at December 31, 2015 to $67.4 billion at September 30, 2016. Significant components were:

•
Total investments and cash and cash equivalents increased $17.7 billion due primarily to $14.7 billion consideration and capital contribution received related to the Variable Annuities Recapture. Also contributing to the increase was positive cash flows from insurance operations.

•
DAC and DSI increased $3.8 billion mainly due to the establishment of the assets from the Variable Annuities Recapture and changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy.

•	Income tax receivable increased $1.9 billion primarily due to the tax asset from Pruco Re, in relation to the Variable Annuities Recapture.

Partially offsetting these increases in total assets were the following items:

•	Reinsurance recoverables declined $2.4 billion primarily driven by the recapture of the living benefit guarantees as part of the Variable Annuities Recapture.

•	Separate account assets declined $0.8 billion primarily driven by net outflows and continued surrenders on runoff block and contract charges, partially offset by favorable fund performance.

Total liabilities increased by $12.5 billion, from $45.9 billion at December 31, 2015 to $58.4 billion at September 30, 2016. Significant components were:

•
Future policy benefits and other policyholder liabilities increased $9.4 billion driven by the recapture and reinsurance related to the Variable Annuities Recapture and interest rate declines, partially offset by the $1.5 billion favorable impact of the annual actuarial assumption update in the second quarter of 2016.

•	Policyholders' account balances increased $2.3 billion primarily due to the Variable Annuities Recapture.

•	Long-term and short-term debt increased $1.0 billion primarily due to the reassignment of debt from Pruco Life as part of the Variable Annuities Recapture.

•	Other liabilities increased $0.5 billion primarily due to the deferred reinsurance gain recognized from the Variable Annuities Recapture and investment payables on fixed maturities.

•	Payables to parents and affiliates increased $0.3 billion mainly due to the Company's derivatives being in a liability position due to timing of the receipt of collateral.

Partially offsetting these increases in total liabilities was the following item:

•	Decrease in separate account liabilities of $0.8 billion, offsetting the decrease in separate account assets discussed above.

Total equity increased by $7.7 billion from $1.3 billion at December 31, 2015 to $9.0 billion at September 30, 2016, primarily reflecting capital contributions of $8.4 billion relating to the Variable Annuities Recapture, partially offset by an after-tax loss of $0.9 billion for the nine months ended September 30, 2016.

Results of Operations

Income (Loss) from Operations before Income Taxes

2016 to 2015 Three Months Comparison

Income from operations before income taxes increased $1.0 billion from a loss of $0.1 billion in the third quarter of 2015 to income of $0.9 billion in the third quarter of 2016.

The increase in income from operations before income taxes was primarily driven by changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy described above, resulting in a net benefit of $0.7 billion, and higher net fees of $0.4 billion primarily due to the Variable Annuities Recapture, as discussed above.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the three months ended September 30, 2016:

Three Months Ended
September 30, 2016
(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$(149)
Change in portions of U.S. GAAP liability, before NPR(4)	337
Change in the NPR adjustment	(155)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	33
Related benefit (charge) to amortization of DAC and other costs	429
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	$462

(1) Positive amount represents income; negative amount represents a loss.
(2) Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.
(3) Excludes $(32) million for the three months ended September 30, 2016, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures.
(4) Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

For the three months ended September 30, 2016, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs was a benefit of $462 million. The benefit was primarily driven by the amortization of DAC and other costs ($429 million) related to changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy. Results also reflect the changes in the portions of the U.S. GAAP liability, before NPR and the related impacts to the amortization of DAC and other costs. Partially offsetting this benefit was a net hedging charge driven by an unfavorable liability basis partially offset by fund outperformance relative to indices. The NPR adjustment charge was driven by equity market appreciation which drove decreases in the base embedded derivative liability before NPR and the impact of tightening credit spreads.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues increased $0.4 billion, from $0.3 billion for the three months ended September 30, 2015 to $0.7 billion for the three months ended September 30, 2016, primarily driven by an increase of $0.4 billion in policy charges and fee income and asset administration fees and other income, due to the Variable Annuities Recapture, as discussed above.

Benefits and expenses decreased $0.5 billion, from a $0.4 billion expense for the three months ended September 30, 2015 to a $0.1 billion benefit for the three months ended September 30, 2016, primarily due to a favorable adjustment to amortization of deferred policy acquisition costs of $0.4 billion, and interest credited to policyholders' account balances of $0.2 billion, driven by changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy, as discussed above.

Partially offsetting this was an increase in general, administrative and other expenses of $0.1 billion driven by the trail commissions and commission and expense allowance assumed as part of the Variable Annuities Recapture.

Income (Loss) from Operations before Income Taxes

2016 to 2015 Nine Months Comparison

Loss from operations before income taxes increased $1.5 billion from income of $0.0 billion in the first nine months of 2015, to a loss of $1.5 billion in the first nine months of 2016.

The increase in loss from operations before income taxes was driven by higher realized losses of $2.5 billion for the nine months ended September 30, 2016, primarily driven by the Variable Annuities Recapture. See Hedge Results table below, for more information. This was partially offset by an increase in policy charges and fee income of $0.7 billion, as discussed above.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the nine months ended September 30, 2016:

Nine Months Ended
September 30, 2016
(1)(in millions)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$(243)
Change in portions of U.S. GAAP liability, before NPR(4)	(190)
Change in the NPR adjustment	(250)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(683)
Related benefit (charge) to amortization of DAC and other costs	396
Net impact of assumption updates and other refinements	1,390
Recapture and reinsurance gains (losses)	(2,866)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	$(1,763)

(1) Positive amount represents income; negative amount represents a loss.
(2) Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.
(3) Excludes $(389) million for the nine months ended September 30, 2016, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures.
(4) Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

Realized losses were $1,763 million for the nine months ended September 30, 2016. This was primarily driven by a $2,866 million loss resulting from the recapture of the living benefit guarantees from Pruco Re and subsequent reinsurance of the variable annuity business from Pruco Life, as described above within the Variable Annuities Recapture. Partially offsetting this loss was a benefit from our annual review and update of actuarial assumptions, driven by modifications to both actuarial assumptions, including updates to expected withdrawal rates, and economic assumptions.

Revenues, Benefits and Expenses

2016 to 2015 Nine Months Comparison

Revenues decreased $0.9 billion from $0.9 billion for the nine months ended September 30, 2015 to $0.0 billion for the nine months ended September 30, 2016, primarily driven by $2.5 billion of realized investment losses, as discussed above. Partially offsetting this decrease was an increase of $0.8 billion in premiums mainly due to the consideration received for the reinsurance of the variable annuities business from Pruco Life, as described above. Policy charges and fee income increased $0.7 billion driven by the fees assumed resulting from the reinsurance from Pruco Life.

Benefits and expenses increased $0.7 billion from $0.8 billion for the nine months ended September 30, 2015 to $1.5 billion for the nine months ended September 30, 2016, primarily driven by an increase in general, administrative and other expenses of $0.5 billion, primarily consisting of $0.3 billion for the establishment of the deferred reinsurance gain, and $0.2 billion driven by the trail commissions and commission and expense allowance assumed as part of the Variable Annuities Recapture. The results also reflect an increase of $0.5 billion in Policyholders' benefits, due to the Variable Annuities Recapture. Partially offsetting these increases were favorable adjustments to the amortization of deferred policy acquisition costs of $0.3 billion due to changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy, as discussed above.

Income Taxes

The income tax provision amounted to a benefit of $578 million and an expense of $5 million for the nine months ended September 30, 2016 and 2015, respectively. The change in tax provision was primarily driven by the impact of pre-tax losses in the first nine months of 2016 generated as a result of the recapture and reinsurance transaction of variable annuity contracts between Prudential affiliates, compared to pre-tax income in the first nine months of 2015.

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

As of September 30, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

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

Prudential Financial is a Designated Financial Company (a “Designated Financial Company”) under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see "Overview-Regulatory Developments-Capital and Prudential Standards" above and “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

On June 29, 2015 and December 22, 2015, the Company paid dividends of $270 million and $180 million, respectively, to its parent, Prudential Annuities, Inc.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, from Pruco Life. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. In addition, the hedging portion of our risk management strategy related to the reinsured living benefit guarantees is being managed within the Company.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Prudential Financial's decision to manage a portion of its interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, Prudential Financial executed intercompany derivative transactions between its Corporate and Other operations and certain business segments. Prudential Financial limits its exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During the first nine months of 2016, primarily as a result of the change in the risk management strategy associated with the living benefit guarantees, Prudential Financial replaced a portion of these intercompany derivatives with external derivatives and expects to manage most of this interest rate risk within the Company and Prudential Insurance in the future.

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

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above under "Variable Annuities Recapture". On September 30, 2016, Pruco Re was merged with and into PALAC.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2016 and December 31, 2015, the Company had liquid assets of $19.5 billion and $2.7 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $8.8 billion and $0.2 billion as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, $10.1 billion, or 96%, of the fixed maturity investments in Company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.4 billion, or 4%, of these fixed maturity investments were rated other than high or highest quality.

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

Hedging activities associated with living benefit guarantees

As noted above, effective April 1, 2016, the hedging portion of our risk management strategy associated with the living benefit guarantees recaptured from Pruco Re and Prudential Insurance, as well as the living benefit guarantees reinsured from Pruco Life is being managed within the Company. For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market risks above a designated threshold. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet its payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of the risk management strategy may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This section supplements, and should be read in conjunction with, the complete descriptions provided in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices, and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets. As a result of the "Variable Annuities Recapture" described below, as of September 30, 2016, there have been material changes in our economic exposure to market risk from December 31, 2015. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within the Company.

Market Risk Related to Interest Rates

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at September 30, 2016 and December 31, 2015. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets or living benefit embedded derivatives, which are hedged by the derivatives included in the table below.

	September 30, 2016			December 31, 2015
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$10,495	$(1,340)		$2,524	$(111)
Policy loans		13	0		13	0
Commercial mortgage loans		1,276	(66)		438	(20)
Derivatives:
Swaps	$96,147	7,316	(4,958)	$2,284	95	(76)
Futures	3,157	(58)	(828)	0	0	0
Options	33,701	356	(70)	18,387	16	(4)
Forwards(1)	503	40	0	3	0	0
Variable annuity and other living benefit feature embedded derivatives(2)		(12,042)	5,766		(3,134)	1,487
Financial liabilities with interest rate risk(3):
Policyholders' account balances - investment contracts		(248)	3		(102)	3
Total estimated potential loss			$(1,493)			$1,279

(1)	Notional and fair value amounts for derivative forwards as of December 31, 2015, have been revised to correct the previously reported amounts of $2,752 million and $23 million, respectively.

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Excludes approximately $17.7 billion and $5.9 billion as of September 30, 2016 and December 31, 2015, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Our net estimated potential loss in fair value as of September 30, 2016, increased from December 31, 2015, primarily reflecting the impact of the recapture of the risks related to variable annuity living benefit riders that were previously reinsured to Pruco Re, as discussed above.

Market Risk Related to Equity Prices

We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of September 30, 2016, and excludes comparisons to December 31, 2015, as our exposure to equity risk was immaterial prior to the recapture of the risks related to variable annuity living benefit riders, as discussed above. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets or of our equity portfolio, it does represent a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. This scenario considers only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of September 30, 2016
	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$11	$(1)
Equity-based derivatives(2)	$40,542	(325)	1,281
Variable annuity living benefit feature embedded derivatives(3)		(12,042)	(1,435)
Net estimated potential loss			$(155)
__________

(1)	Includes equity securities classified as trading securities under U.S. GAAP that are held for "other than trading" activities.

(2)	Both the notional amount and fair value of equity-based derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.

(3)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 10, 2016

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