Form 10-K
period 2016-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2017-03-23
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
As of March 23, 2017, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2017, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2016.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and
is therefore filing this Form 10-K with the reduced disclosure.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (8) changes in our financial strength or credit ratings; (9) investment losses, defaults and counterparty non-performance; (10) competition in our product lines and for personnel; (11) changes in tax law; (12) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (13) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (14) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (18) changes in accounting principles, practices or policies; and (19) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for a discussion of certain risks relating to our business and investment in our securities.

PART 1
Item 1.  Business
Overview
Prudential Annuities Life Assurance Corporation (the “Company”, “PALAC”, “we”, or “our”), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation.
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
PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. During 2016 the Company received $8.4 billion in capital contributions. There were no capital contributions to the Company during 2015 and 2014.
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
As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services ("NY DFS").

Variable Annuities Recapture
Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture". As a result of the Variable Annuities Recapture, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into the Company.
The Variable Annuities Recapture allows the Company to manage the capital and liquidity risks of these products more efficiently by aggregating both the risks and the assets supporting these risks. In connection with this transaction, the Company evaluated the overall risk management strategy including potential future enhancements to the living benefit hedging program. During the third quarter of 2016, the Company implemented modifications to the risk management strategy in order to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the associated risks.

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

Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life and PLNJ (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.
The Company’s in force variable annuities provide its contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits), and annuitization options. Certain optional living benefit guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Our results are impacted by the fee rates we assess on our products. Some of our in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.
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
In addition, most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain in force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.
The Company's in force business includes both variable and fixed annuities that may include optional living benefit guarantees (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”). We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums.

The reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods.

In contrast, certain of our living benefit guarantees (e.g., GMAB, GMWB and GMIWB) are accounted for in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”.
Underwriting and Pricing
We earn asset management fees determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.
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
Reserves
We establish reserves for our annuity products in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and annuitization rates. Certain of the guaranteed living benefit features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with an affiliated company, Prudential Insurance and with Pruco Re through March 31, 2016. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. We establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.
Reinsurance
The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Prudential Insurance, see Note 13 to the Financial Statements.

Regulation
Overview
Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability. Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) discussed below. In addition, we cannot predict how the Trump Administration will impact these existing laws and regulations, and regulatory frameworks, including Dodd-Frank, U.S. tax laws, the U.S. Department of Labor’s new fiduciary rules and the U.S.’s participation in international supervisory initiatives.
State insurance laws regulate all aspects of our business. Insurance departments in the U.S. states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws. In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit and base contract, to an affiliate, Prudential Insurance.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Dodd-Frank subjects Prudential Financial to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the Board of Governors of the Federal Reserve System (“FRB”) as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends.
In February 2017 President Trump issued an executive order directing the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (the "Council") and report to the President on the extent to which existing laws and regulations promote certain core principles of regulation of the financial system that are outlined in the order.

We cannot predict what impact the order will ultimately have on Dodd-Frank or the Company. In addition, during 2016 legislation was introduced to amend certain provisions of Dodd-Frank, including the authority of the Council to designate non-bank financial companies for FRB supervision, and it is expected that a revised version of the proposed legislation will be introduced again in 2017. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.
Regulation as a Designated Financial Company
Dodd-Frank established the Council which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either (i) material financial distress at Prudential Financial, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of Prudential Financial’s activities could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion. Under Dodd-Frank the Council is required to reevaluate this designation annually. The Council last voted to maintain Prudential Financial’s designation in December 2015.
As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the FRB and to stricter prudential standards. These standards include or may include requirements and limitations (many of which are the subject of ongoing rule-making as described below) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include requirements regarding enhanced public disclosure, short-term debt limits, and other related subjects as may be deemed appropriate by the FRB acting on its own or pursuant to a recommendation of the Council. Thus far, the FRB has focused its general supervisory authority over Prudential Financial in several areas, including oversight of Prudential Financial's capital planning and risk management processes, model governance and validation, liquidity management, compliance, information and technology security and resolution and recovery planning.
Enhanced Prudential Standards
Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain large bank holding companies stricter requirements and limitations relating to capital, leverage and liquidity. In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to minimum regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including insurance companies that own a bank or thrift institution and Designated Financial Companies. The advance notice invited comments on a “building block approach” and a “consolidated approach” for determining minimum regulatory capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities using each entity's current regulatory regime to calculate combined qualifying and required capital for the group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.
Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies significantly engaged in insurance activities relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a comprehensive risk management framework that includes policies, procedures, and systems for monitoring and managing risk enterprise-wide. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.
Stress Tests
As a Designated Financial Company, Dodd Frank requires Prudential Financial to be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. Dodd-Frank requires Prudential Financial to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed.

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
Resolution and Recovery Planning
Prudential Financial is required as a Designated Financial Company to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, a plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its most recent resolution plan in December 2015, which is subject to review for credibility and completeness and has not yet received feedback from the FBR and FDIC on the plan. In August 2016, the FRB and the FDIC announced that for Designated Financial Companies, including Prudential Financial, and certain banking organizations required to file annual resolution plans, the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.
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
The FRB and the FDIC, in consultation with the Council, may also jointly order Prudential Financial to divest assets or operations identified by the FRB and FDIC in circumstances where:

•
the FRB and the FDIC jointly decide that Prudential Financial or a subsidiary of Prudential Financial shall be subject to the requirements or restrictions described above due to deficiencies identified in its resolution plan;

•
Prudential Financial has failed to submit a resolution plan that adequately addresses the deficiencies identified by the FRB and FDIC for the two year period following the imposition of such requirements or restrictions; and

•
the FRB and FDIC jointly determine that the divestiture of such assets or operations is necessary to facilitate an orderly resolution of Prudential Financial in the event that Prudential Financial was to fail.

In addition, in order to develop a resolution plan that the FRB and FDIC determine is credible or would facilitate the orderly resolution of Prudential Financial under applicable law, it may be necessary for Prudential Financial to take actions to restructure intercompany and external activities or other actions, which could result in increased funding or operational costs.
Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios. Prudential Financial submitted its first recovery plan in 2016. We are scheduled to submit our next recovery plan in June 2018.
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

•
The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices Prudential Financial and other insurers or other financial services companies engage in.

•
As a Designated Financial Company, Prudential Financial could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

Derivatives Regulation
Prudential Global Funding LLC (“PGF”), Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency and equity market exposures. Dodd-Frank established a framework for regulation of the over-the-counter (“OTC”) derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Inter-affiliate swaps entered into between Prudential Financial's subsidiaries are generally exempt from most of these requirements.
Regulation of the derivatives markets continues to evolve, and we cannot predict the full effect of regulations yet to be adopted or fully implemented both in the U.S. and abroad. These regulations may significantly increase our hedging costs, and otherwise impact our hedging strategy or implementation thereof, or cause us to increase or change the composition of the risks we do not hedge. In particular, we continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for low yielding cash, resulting in a negative impact on investment income.
Under Dodd-Frank the SEC and the Commodity Futures Trading Commission are required to determine, but have not yet determined, whether, and if so, how “stable value contracts” should be treated as swaps under the applicable regulations and whether various other products offered by Prudential Financial's insurance subsidiaries should be treated as swaps. If regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients.
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
Other U.S. Federal Regulation
U.S. Tax Legislation
Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate individual corporate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes.  The principal differences between the Company’s actual income tax expense and the 35% statutory federal income tax rate are generally deductions for non-taxable investment income, including the dividends received deduction (the "DRD") and certain tax credits.    In addition, as discussed further below, the tax attributes of our products may impact both the Company’s taxable income and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 9 to the Financial Statements for a description of the Company’s tax position.  As discussed further below, there are several potential changes to the tax laws that may impact the Company’s tax position and the attractiveness of our products.

The 2016 Presidential and Congressional election results may make U.S. tax reform more likely in the near term. Tax reform proposals from the past several years, including the House Republicans Tax Reform Blueprint, may be the starting point for such legislative changes. Such proposals have a common theme of modifying the tax law by lowering tax rates and broadening the tax base, by reducing or eliminating deductions and other tax expenditures. Overall lower effective individual tax rates could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what impact tax reform will have on the Company and its products. However, even in the absence of overall tax reform, Congress could enact more piecemeal tax legislation that would change the Company’s tax profile, make our products less competitive and adversely impact our capital position.
Current U.S. federal income tax laws generally permit certain holders to defer taxation on the inside build-up of investment value of annuities and life insurance products until there are contract distributions and, in general, to exclude from taxation the death benefit paid under a life insurance contract. President Trump’s tax reform proposal published during the 2016 Presidential campaign makes reference to a possible limit on the inside build-up of life insurance for higher earners, although the provision was removed in a later draft. Congress also from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products.
Congress, as well as state and local governments, also consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes. As another example, the U.S. Treasury and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a major reason for the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. Furthermore, the President’s annual budget typically includes proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In recent years the Obama Administration's proposals have included changes to the taxation of corporate-owned life insurance policies (“COLI”), as well as changes to the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

There have also been various proposals from Congress and the prior Administration that would impact the way U.S. multinational corporations are taxed, including imposing a liability-based fee on financial services companies, changing how companies importing and exporting goods or services are taxed, changing the deductibility of interest and modifying how net operating losses are used, among other proposals. It is unclear how these or other proposals would impact insurance companies.
The products we sell have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.
The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles-based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions. See “-Insurance Operations-State Insurance Regulation-Financial Regulation-Insurance Reserves and Regulatory Capital” for information on principles-based reserves.
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
DOL Fiduciary Rule
In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts ("IRAs"), and generally provide that investment advice to a plan participant or IRA owner will be treated as a fiduciary activity. We have analyzed the Rules’ impact on our operations and are implementing the adjustments that we believe are necessary to come into alignment with the Rules’ requirements.
In February 2017 President Trump directed the DOL to examine the Rules to determine whether they may adversely affect access to retirement information and advice, and if so, to issue a proposed rule rescinding or revising the Rules. In March 2017 the DOL proposed a 60-day delay of the applicability date of the Rules, pending a 15-day comment period, to allow for an examination of the Rules as called for by President Trump. We cannot predict what impact the review will have on the Rules or if their applicability date will be delayed. In addition, several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses.
Overall, if the Rules are enacted in their current form, they will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will impact our individual annuities business. Sales of variable annuities by our retail distributors, including Prudential Advisors, will be subject to the best "interest contract exemption" for investment advice concerning retirement plans and IRA's, including recommendations to purchase products sold to IRA's, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, we may need to alter our product design, offerings or pricing to meet the needs of certain distributors who may request changes to support their compliance with the Rules. We will need to monitor and limit certain wholesaling and other sales support and customer service activities to continue not to be classified as a fiduciary under the Rules.
For additional risks associated with the Rules and other laws and regulations affecting our products and services, see “Risk Factors-Regulatory and Legal Risks-Changes in the legislation and regulation of retirement products and services, including the DOL’s new fiduciary Rules, could adversely affect our business, results of operations, cash flows and financial condition.”
USA Patriot Act
The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.
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
Several of Prudential Financial's domestic and foreign regulators, including the FRB, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial's risk profile. The 2016 college was held in October.
Group-Wide Supervision
The New Jersey Department of Banking and Insurance (“NJDOBI”) has acted as the group-wide supervisor of Prudential Financial since 2015 pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. As group-wide supervisor, NJDOBI reviews the Company's operations beyond those of its New Jersey domiciled insurance subsidiaries. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial.

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
Some laws which facilitate group wide supervision have already been enacted in the jurisdictions in which Prudential Financial operates, such as Own Risk and Solvency Assessment (“ORSA”) reporting, which requires larger insurers to assess the adequacy of its and its group’s risk management and current and future solvency position, and Corporate Governance Annual Disclosure reporting, which requires reporting on governance, policies and practices. The NAIC has also formed a working group to develop a U.S. group capital calculation using an RBC aggregation methodology. In constructing the calculation the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). At this time, we cannot predict what, if any, additional capital requirements and compliance costs any new group-wide standards will impose on Prudential Financial.
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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2016, as part of the normal five year examination, NJDOBI, along with the insurance regulators of Arizona, Connecticut, and Indiana commenced a coordinated risk focused financial examination for the five year period ended December 31, 2016, covering Prudential Financial and all of its subsidiaries in connection with NJDOBI’s role as group-wide supervisor.
Financial Regulation
Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 8 to the Financial Statements for a discussion of dividend restrictions.
Risk-Based Capital. In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital (“RBC”) calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.
The NAIC’s Investment Risk-Based Capital Working Group has outlined plans to update the RBC factors during 2017 for invested assets including expanding, for RBC purposes, the current six NAIC designations to twenty. Additional adjustments to the RBC calculation are also under consideration by the NAIC, including new charges for longevity risk and operational risk. Due to the ongoing nature of the NAIC’s activities regarding RBC we cannot determine the ultimate timing of these changes or their impact on RBC or on our financial position.
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
In September 2015, the NAIC’s consultant issued a report with preliminary findings and conclusions covering several sets of ideas for improvements to the current Actuarial Guideline No. 43 ("AG 43") and RBC “C3 Phase II” framework applicable to variable annuities reserve and capital requirements. The proposed improvements include (i) aligning economically-focused hedge assets with liability valuations, (ii) reforming standard scenarios for AG 43 and C3 Phase II, (iii) revising asset admissibility for derivatives and deferred tax assets, and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves.
During 2016 Prudential Financial participated in a quantitative impact study ("QIS") assessing the efficacy and potential impact of the initial proposal. Results of the QIS led to the issuance of a second proposal on detailed recommendations for revising the current variable annuities reserve and capital framework. In 2017 a second QIS is expected to be conducted to test the latest set of framework revisions. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital financial position and results of operations.
During 2016 the Company executed the “Variable Annuities Recapture.” While the Company completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, the Company believes the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework. For information on the Variable Annuities Recapture see “Business-Variable Annuities Recapture.”
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
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to contractholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. While we cannot predict the amount and timing of future assessments on the Company under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.
Federal and State Securities Regulation
Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Federal securities regulation may affect investment advice, sales and related activities with respect to these products.
In certain states, our variable life insurance and variable annuity products are considered “securities” within the meaning of state securities laws. As securities, these products may be subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.
Privacy Regulation and Cybersecurity
We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information.
In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

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

Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. In addition, legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.
The NY DFS issued a proposed new cybersecurity regulation in September 2016 and a revised proposal in December 2016. The regulation would require financial institutions regulated by NY DFS, including our insurance subsidiaries licensed in New York, to establish a cybersecurity program. The regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing and regulator notification. The regulation went into effect on March 1, 2017. The Company is taking steps to comply with the regulation.
In addition, in October, 2016, the FRB, FDIC, and Office of the Comptroller of the Currency approved a joint advance notice of proposed rulemaking regarding enhanced cyber risk management standards for certain regulated financial institutions, including Prudential. The standards address governance, management, internal dependency management, external dependency management, incident response, cyber resilience, and situational awareness. The agencies are also considering proposing more stringent “Sector Critical Standards” that would apply to systems “deemed critical to the financial sector”.
The Company is monitoring regulatory guidance and rulemaking in this area, and may be subject to increased compliance costs and regulatory requirements as a result of any new requirements. For a discussion of the Company’s privacy and information security policies, procedures and standards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management-Risk Exposure and Monitoring-Operational Risk Management.”
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in Note 12 to the Financial Statements.
Segments
The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Statements of Financial Position as of December 31, 2016 and 2015 and Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014.
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
Prudential Financial has been identified by the FSB as a global systemically important insurer (“G-SII”) since July, 2013. The International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. The IAIS has stated its intention to revisit HLA design and calibration prior to the proposed implementation in 2019 to account for changes in related policy measures including the updated G-SII Assessment Methodology, which was published in 2016. Prudential Financial’s capital level is expected to be above the initial calibration for both standards.
The IAIS is also developing the Common Framework (“ComFrame”) for the supervision of firms that meet the IAIS’ Internationally Active Insurance Group criteria, such as Prudential Financial. Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. In 2016 the IAIS released a public consultation requesting comments on their Risk-based Global Insurance Capital Standard (“ICS”) which is the capital adequacy component of ComFrame. The IAIS has committed to conducting further public consultations on the various components of ComFrame prior to its adoption, which would occur in 2019 at the earliest.
In addition to public consultations, the IAIS continues to conduct ongoing field tests of their capital standards, which are intended to help the IAIS refine the standards prior to their scheduled adoption. The 2016 field test focused on development of the ICS and served as the vehicle for voluntary confidential reporting of BCR and HLA results to Prudential Financial’s group-wide supervisors.

At this time, we cannot predict what additional capital requirements, and compliance costs ComFrame, the BCR or HLA would impose on us, if adopted by U.S. group supervisory authorities.
The foregoing requirements and developments could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
Employees
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 15 to the Financial Statements.
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
Risks Relating to Economic and Market Conditions
The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on Prudential Financial or our direct parent company, PAI, to meet our capital, liquidity and other needs in the future.
Market fluctuations and general economic and market conditions may adversely affect our business and profitability.
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

•
Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect our ability to manage risk.

•
Derivative instruments we and our affiliates hold to hedge and manage interest rate and equity risks associated with our products and businesses might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our derivative-based hedging strategies also rely on the performance of this affiliate and on the performance of its unaffiliated counterparties to such derivatives. These unaffiliated counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

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

•
Regardless of market conditions, certain investments we hold, including private bonds, commercial mortgages and alternative asset classes (such as private equity, hedge funds and real estate) are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

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
Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, or in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.
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
Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•
Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we have to invest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease or go negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher-yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets of the mutual funds in our variable annuity products which in turn could result in lower asset management fees earned.

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

•
For certain of the products we reinsure, a delay between the time the ceding companies make changes in interest rate and other assumptions used for product pricing and the time they are able to reflect these assumptions in products available-for-sale could negatively impact the long-term profitability of products sold during the intervening period.

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
Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) access contingent sources of capital and liquidity available through our Capital Protection Framework; (2) undertake capital management activities, including reinsurance transactions; (3) seek to limit or curtail assumption reinsurance of certain products and/or restructure existing products; (4) undertake further asset sales or internal asset transfers; (5) seek temporary or permanent changes to regulatory rules; and (6) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Risks Relating to Estimates, Assumptions and Valuations
Our profitability may decline if mortality experience, morbidity experience, or policyholder behavior experience differ significantly from our pricing expectations.
We set prices for many of our insurance and annuity products based upon assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. In addition, technological and medical advances may affect how consumers investigate and purchase products, and in the future consumers may be informed by confidential genetic information or mortality projections that are not available to us.
Pricing of our insurance and annuity products is also based in part upon policyholder behavior. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business.
Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.
If our reserves for future policyholder benefits and expenses are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.
We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC, DSI or VOBA, we would need to accelerate the amortization of these DAC, DSI or VOBA balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on mortality, morbidity and policyholder behavior. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums or charges where we are able to do so. Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain long-duration contracts.
For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect profitability and returns on capital associated with these products.
We may be required to accelerate the amortization of DAC, DSI or VOBA, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.
DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. Management, on an ongoing basis, tests the DAC, DSI and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC, DSI and VOBA for those products for which we amortize DAC, DSI and VOBA in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC, DSI and VOBA that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC, DSI and VOBA, resulting in a charge to income. As discussed earlier, the amortization of DAC, DSI and VOBA is also sensitive to changes in interest rates.
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
A downgrade in our financial strength ratings could potentially, among other things, increase the number or value of policy surrenders and withdrawals. In addition, a downgrade in Prudential Financial’s credit ratings could (1) increase Prudential Financial’s borrowing costs and potentially make it more difficult to borrow funds and adversely affect the availability of financial guarantees, such as letters of credit, (2) limit Prudential Financial’s ability to obtain collateralized loans from the Federal Home Loan Bank of New York that can be used as alternative sources of liquidity, (3) cause additional collateral requirements or other required payments under certain agreements, including derivatives, and allow “PGF's counterparties to terminate derivative agreements, and (4) hurt relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and capital.
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

Losses due to defaults by others, including issuers of investment securities, reinsurers and derivatives counterparties, insolvencies of insurers in jurisdictions where we write business and other factors could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.
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

We use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. We also enter into reinsurance arrangements as a risk mitigation strategy for our insurance and annuity products. Amounts that we expect to collect under current and future derivatives or reinsurance contracts are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities or reinsurance arrangements and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties or reinsurers may require us to utilize additional capital with respect to the impacted businesses.
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
Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features and external reinsurance, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital level. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
In addition, the NAIC has outlined a framework for changing the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure, which may ultimately impact how we hedge our variable annuity risks and adversely affect our capital, financial position and results of operations. See “Business-Regulation-Insurance Operations-State Insurance Regulation-Financial Regulation-Variable Annuities.”
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
Prudential Financial, the holding company for all of our operations, is subject to supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. U.S. financial regulators have also enhanced their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation has increased our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.
In 2015 NJDOBI became Prudential Financial’s group-wide supervisor pursuant to legislation adopted by the state. We cannot predict what additional standards, including capital requirements or other costs any new group-wide standards will impose on Prudential Financial. See “Business-Regulation-Insurance Holding Company Regulation-Group-Wide Supervision."
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
We cannot predict what, if any, changes may result from the Variable Annuities Framework for Change, and if applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks. See “Business-Regulatory Regulation-Insurance Operations-State Insurance Regulation-Financial Regulation-Variable Annuities” for information on the Variable Annuities Framework for Change.
Other NAIC or state insurance regulatory actions, such as changes to RBC calculations, may adversely impact our business from time to time. See “Business-Regulatory Regulation-Insurance Operations-State Insurance Regulation-Financial Regulation-Risk Based Capital” for information on potential changes to RBC calculations.
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
As a “Designated Financial Company” pursuant to Dodd-Frank, Prudential Financial is subject to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends. Finally, we cannot predict how President Trump’s February 2017 executive order outlining the Administration’s core principles for regulation of the financial system, or future legislation, will impact Dodd-Frank or the Company. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the FRB and to stricter prudential standards, which include or may include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration, and resolution and recovery planning. If the FRB and the FDIC jointly determine that Prudential Financial's resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Dodd-Frank also requires Prudential Financial to be subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•
Dodd-Frank created a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank or internationally with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, we continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties.

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

Changes in the laws and regulations relating to retirement products and services as a result of the DOL’s new fiduciary Rules could adversely affect our business, results of operations, cash flows and financial condition.
In April 2016, the DOL issued new Rules that redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and IRAs. The Rules generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We cannot predict how President Trump’s February 2017 direction to the DOL to review the Rules or the DOL's proposal to delay the implementation date will impact the Rules or their implementation date. Overall, if enacted in their current form, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. See “Business-Regulation-Other U.S. Federal Regulation-DOL Fiduciary Rule” for a discussion of the expected impacts of the Rules on our business. In addition to these impacts, our compliance with the Rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition.
Foreign governmental actions could subject us to substantial additional regulation.
In addition to the adoption of Dodd-Frank in the United States, the FSB, has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.
The FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released BCR and HLA standards that have been approved by the FSB and G20 with implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group wide supervision and group capital adequacy which also may be adopted by the IAIS as early as 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA or ComFrame on our business, or the outcome of our identification as a G-SII on the regulation of our businesses.
Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.
Accounting standards are continuously evolving and subject to change. For example, the Financial Accounting Standards Board ("FASB") has an ongoing project to revise accounting standards for long duration insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.
Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions that impact our tax profile could make some of our products less attractive to consumers and also increase our tax costs.
There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Overall lower effective individual tax rates could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what impact tax reform will have on the Company and its products. However, even in the absence of overall tax reform, Congress could enact more piecemeal tax legislation that would change the company’s tax profile, make our products less competitive and adversely impact our capital position.
Current U.S. federal income tax laws generally permit certain holders to defer taxation on the inside build-up of investment value of annuities until there are contract distributions. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities. Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. See “Business-Regulation-Other U.S. Federal Regulation-U.S. Tax Legislation” for examples of proposed changes that could increase our actual tax expense and reduce our consolidated net income.
The products we sell have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.
The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles- based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.
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
Legal liability or adverse publicity in respect of current or future legal or regulatory actions, whether or not involving us, could have an adverse effect on us or cause us reputational harm, which in turn could harm our business prospects. As a participant in the insurance and financial services industries, we may continue to experience a high level of legal and regulatory actions related to our businesses and operations.
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
We may be subject to claims by third parties for (i) patent, trademark or copyright infringement; (ii) breach of copyright, trademark or license usage rights; or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third-parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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
Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported security breaches and service disruptions related to their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, denial-of-service attacks and other means.
Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches and disruptions of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third parties outside of Prudential Financial such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential Financial’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while the Company has certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.
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
Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues or financial loss to our customers and otherwise adversely affect our business. See “Business-Regulation-Privacy Regulation and Cybersecurity” for a discussion of privacy and cybersecurity regulation and regulatory proposals impacting our business.

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
There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.
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

•
A terrorist attack affecting financial institutions in the U.S. or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

•
Pandemic disease could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is variable, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected and the effectiveness of treatment for the infected population.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict. Ultimate losses would depend on the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our asset portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Finally, climate change may increase the frequency and severity of weather related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long term impacts on us from climate change or related regulation.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The Company occupies office space in Shelton, Connecticut, which is leased from an affiliate, Prudential Annuities Information Services and Technology Corporation, as described under “Expense Charges and Allocations” in Note 15 to the Financial Statements.
Item 3. Legal Proceedings
See Note 12 to the Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters.
Item 4. Mine Safety Disclosures
Not Applicable

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is a wholly owned subsidiary of Prudential Annuities, Inc. (“PAI”). There is no public market for the Company’s common stock.
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
Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life and PLNJ (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain optional living benefit guarantees. However, subject to applicable contract provisions and administrative rules, the Company continues to accept additional customer deposits on certain in force contracts.
On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. See Note 1 to the Financial Statements for additional information.
As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services ("NY DFS").

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity optional living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the optional living benefit guarantees, from Pruco Life. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture". After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into PALAC.

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
The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective or complex judgments.
Deferred Policy Acquisition and Other Costs
We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We generally amortize these deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities". As of December 31, 2016, DAC and DSI were $4,344 million and $979 million, respectively.
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
We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments”.
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
The near-term future equity rate of return assumption used in evaluating DAC and other costs is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2016, we assume an 8.0% long-term equity expected rate of return and a 5.6% near-term mean reversion equity rate of return.
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
The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes both an increase and decrease of 100 basis points to the future rate of return assumptions in all years. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2016
	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI
	(in millions)
Increase in future rate of return by 100 basis points	$319	$116
Decrease in future rate of return by 100 basis points	$(344)	$(116)
In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, updates to fund mapping and mortality drove the most significant changes to amortization expense. For a discussion of DAC and DSI adjustments for the years ended December 31, 2016 and 2015, see “Results of Operations”.
Value of Business Acquired
In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts in proportion to estimated gross profits, depending on the type of contract. VOBA is also subject to recoverability testing. As of December 31, 2016, VOBA was $30 million. For additional information about VOBA including its basis for amortization, see Note 5 of the Financial Statements.
Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps and options and may be exchange-traded or contracted in the OTC market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below:

•	Valuation of investments, including derivatives;

•	Recognition of other-than-temporary impairments; and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.
We present at fair value in the statements of financial position our investments classified as available-for-sale (including fixed maturity and equity securities), investments classified as trading, derivatives, and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income” (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset administration fees and other income”. In addition, investments classified as available-for-sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Financial Statements.
Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans, see Note 2 to the Financial Statements.

Policyholder Liabilities
Future Policy Benefit Reserves
We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used for our business include the following:

•
For most long-duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.

•
For certain reserves, such as those related to guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”), we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
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
The reserves for certain optional living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the Financial Statements.
Sensitivity for Future Policy Benefit Reserves
We expect the future benefit reserves that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value, to be the ones most likely to drive variability in earnings from period to period.
For the GMDB and GMIB features of our variable annuities, the reserves for these contracts are significantly influenced by the future rate of return assumptions. The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency or mortality included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs”.

December 31, 2016
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Increase in future rate of return by 100 basis points	$(127)
Decrease in future rate of return by 100 basis points	$163
In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, updates to lapse, mortality and utilization rate assumptions, partially offset by updates to projected interest rate assumptions, drove the most significant changes to these reserves.
For certain optional living benefit features of the variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data. In 2016, updates to excess withdrawal assumptions and mapping of funds to related indices, partially offset by updates to utilization efficiency assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
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
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate of 35%. The DRD estimate incorporates the prior year results as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
An increase or decrease in our effective tax rate by one percent of income (loss) from operations before income taxes, would have resulted in an increase or decrease in our income from operations in 2016 of $18 million.

 The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Financial Statements for a discussion of the impact in 2014, 2015 and 2016 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Adoption of New Accounting Pronouncements
There were no new accounting pronouncements adopted during 2016 requiring the application of critical accounting estimates. See Note 2 to the Financial Statements for a complete discussion of newly issued accounting pronouncements.
Changes in Financial Position
2016 to 2015 Annual Comparison

Total assets increased by $12.5 billion from $47.3 billion at December 31, 2015 to $59.8 billion at December 31, 2016. Significant components were:

•
Total investments and cash and cash equivalents increased $10.8 billion due primarily to $14.7 billion of consideration and capital contribution received related to the Variable Annuities Recapture, partially offset by change in collateral due to the increase in rates.

•
DAC and DSI increased $4.1 billion mainly due to the establishment of the assets as a result of the Variable Annuities Recapture and changes in our estimate of total gross profits as a result of the implementation of the new Asset Liability Management Strategy ("ALM") Strategy.

•	Income tax receivable increased $2.0 billion primarily due to the tax asset transferred from Pruco Re in relation to the Variable Annuities Recapture.

Partially offsetting these increases in total assets were the following items:

•	Reinsurance recoverables declined $2.5 billion primarily driven by the recapture of the living benefit guarantees as part of the Variable Annuities Recapture.

•	Separate account assets declined $1.8 billion primarily driven by net outflows and continued surrenders on runoff block and contract charges, partially offset by favorable fund performance.

Total liabilities increased by $6.8 billion, from $45.9 billion at December 31, 2015 to $52.7 billion at December 31, 2016. Significant components were:

•
Future policy benefits increased $5.1 billion primarily driven by the recapture and reinsurance related to the Variable Annuities Recapture, partially offset by the annual review and update of actuarial assumptions in the second quarter of 2016.

•	Policyholders' account balances increased $2.3 billion primarily due to the Variable Annuities Recapture.

•	Long-term and short-term debt increased $1.0 billion primarily due to the reassignment of debt from Pruco Life as part of the Variable Annuities Recapture.

•	Other liabilities increased $0.4 billion primarily due to the deferred reinsurance gain recognized from the Variable Annuities Recapture.

Partially offsetting these increases in total liabilities was the following item:

•	Separate account liabilities declined of $1.8 billion, offsetting the decrease in separate account assets discussed above.

Total equity increased by $5.8 billion from $1.3 billion at December 31, 2015 to $7.1 billion at December 31, 2016, primarily reflecting capital contributions of $8.4 billion relating to the Variable Annuities Recapture, partially offset by a comprehensive loss of $1.5 billion for the twelve months ended December 31, 2016, and return of capital of $1.1 billion.
Results of Operations
2016 to 2015 Annual Comparison
Income (Loss) from Operations before Income Taxes

Loss from operations before income taxes increased $2.0 billion from income of $0.2 billion for the year ended 2015, to a loss of $1.8 billion for the year ended 2016.

The increase in loss from operations before income taxes was driven by realized investment losses of $2.9 billion for the year ended December 31, 2016, driven by the Variable Annuities Recapture. See table below, for more information. This was partially offset by an increase in policy charges and fee income of $1.0 billion driven by the Variable Annuities Recapture.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the year ended December 31, 2016:

Year Ended
December 31, 2016
(1) in millions
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$(294)
Change in portions of U.S. GAAP liability, before NPR(4)	2,162
Change in the NPR adjustment	(4,044)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(2,176)
Related benefit (charge) to amortization of DAC and other costs	803
Net impact of assumption updates and other refinements	1,331
Recapture and reinsurance gains (losses)	(2,866)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$(2,908)

(1) Positive amount represents income; negative amount represents a loss.
(2) Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.
(3) Excludes $(389) million for the twelve months ended December 31, 2016, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures.
(4) Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

In the table above, net losses related to the impact of changes in the U.S. GAAP embedded derivative and hedge positions were $2.9 billion for the year ended December 31, 2016. This was primarily driven by a $2.9 billion loss resulting from the recapture of the living benefit guarantees from Pruco Re and subsequent reinsurance of the variable annuity business from Pruco Life, as described above within the Variable Annuities Recapture. Also contributing to the loss was a $4.0 billion loss relating to the change in the NPR adjustment, primarily driven by tightening of credit spreads. Partially offsetting these losses was a benefit for the changes in the portions of the U.S. GAAP liability before NPR that are excluded from our hedge target, as well as a benefit from our annual review and update of actuarial assumptions, driven by modifications to both actuarial assumptions, including updates to expected withdrawal rates, and economic assumptions.
Revenues, Benefits and Expenses

Revenues decreased $1.3 billion from $1.1 billion for the twelve months ended December 31, 2015 to $(0.2) billion for the twelve months ended December 31, 2016, primarily driven by $3.4 billion of realized investment losses, which includes the $2.9 billion loss for derivative and hedge positions, as discussed above. Partially offsetting this decrease was an increase of $0.9 billion in premiums mainly due to the consideration received for the reinsurance of the variable annuities business from Pruco Life, as described above. Policy charges and fee income increased $1.0 billion driven by the fees assumed resulting from the reinsurance from Pruco Life.

Benefits and expenses increased $0.7 billion from $0.9 billion for the twelve months ended December 31, 2015 to $1.6 billion for the twelve months ended December 31, 2016, primarily driven by an increase in general, administrative and other expenses of $0.8 billion, primarily consisting of $0.5 billion driven by the trail commissions and commission and expense allowance assumed and $0.3 billion for the establishment of the deferred reinsurance gain, as part of the Variable Annuities Recapture. The results also reflect an increase of $0.5 billion in Policyholders' benefits, due to the Variable Annuities Recapture. Partially offsetting these increases were favorable adjustments of $0.7 billion to the amortization of deferred policy acquisition costs and interest credited to policyholders' account balances primarily due to changes in our estimate of total gross profits as a result of the implementation of the new ALM strategy.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of two strategies described below including Product Design Features and an ALM Strategy.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Under the Company's historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, the Company utilized the U.S. GAAP valuation, with certain modifications, to derive a hedge target that was more reflective of the Company's best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, the Company implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with the variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. The Company expects the revised strategy to result in more efficient management of its capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital markets movements.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intends to manage through the ALM strategy.

As of December 31, 2016
(in millions)
U.S. GAAP liability (including non-performance risk)	$7,707
Non-performance risk adjustment	6,643
Subtotal	14,350
Adjustments including risk margins and valuation methodology differences	(5,309)
Economic liability managed by ALM strategy	$9,041

As of December 31, 2016, the Company has sufficient assets including fixed income instruments and derivative assets supporting the economic liability.

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

• General hedge results—For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the economic liability we are hedging) may be impacted by a number of factors including: cash flow timing differences between our hedging instruments and the corresponding portion of the economic liability we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the economic liability that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the economic liability we seek to hedge.

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

The majority of our variable annuity contracts with living benefits guarantees, include risk mitigants in the form of an asset transfer feature and/or inclusion in the ALM strategy. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the asset transfer feature are also managed through our ALM strategy. Certain legacy GMAB products include the asset transfer feature, but are not included in the ALM strategy. The contracts with the GMIB feature have neither risk mitigant.

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
Income Taxes
Shown below is our income tax provision for the years ended December 31, 2016 and 2015, separately reflecting the impact of certain significant items.

	2016	2015

	(in millions)
Tax provision	$(680)	$(8)
Impact of:
Non-taxable investment income	50	57
Tax credits	10	9
Other	0	0
Tax provision at statutory rate	$(620)	$58
Our income tax provision amounted to an income tax benefit of $680 million and $8 million in 2016 and 2015, respectively. The increase in income tax benefit primarily reflects the decrease in pre-tax income from operations for the year ended December 31, 2016.
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
Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. Emerging state and international standards may also impose additional capital and other requirements. For information on these regulatory initiatives and their potential impact on us, see “Business-Regulation” and “Risk Factors”.
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
Capital
Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. As of December 31, 2016 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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
On December 21, 2016 the Company returned capital of $1,140 million to its parent, Prudential Annuities, Inc. On December 22, 2015 and June 29, 2015, the Company paid dividends of $180 million and $270 million, respectively, to its parent, Prudential Annuities, Inc. On December 19, 2014 and June 27, 2014, the Company paid dividends of $75 million and $267 million, respectively, to its parent, Prudential Annuities, Inc.

In June of 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture.
Capital Protection Framework
Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Prudential Financial's decision to manage a portion of its interest rate risk internally, on a net basis, at an enterprise level. In implementing this strategy, Prudential Financial executed intercompany derivative transactions between its Corporate and Other operations and certain business segments. Prudential Financial limits its exposure to the resulting net interest rate risk at the enterprise level through options embedded in our hedging strategy that may be exercised if interest rates decline below certain thresholds. During 2016, primarily as a result of the change in the risk management strategy associated with the living benefit guarantees, Prudential Financial replaced a portion of these intercompany derivatives with external derivatives and expects to manage most of this interest rate risk within the Company and Prudential Insurance in the future.

The hedging strategy is periodically recalibrated in response to changing market conditions. The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, derivatives and contingent sources of capital. Although Prudential Financial continues to enhance its approach, we believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.
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
Cash Flow
The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and return of capital to the parent company, hedging activity and payments in connection with financing activities. As discussed above, in March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates.
We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, contractholder perceptions of our financial strength, customer behavior, catastrophic events and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.
In managing our liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2016 and 2015, the Company had liquid assets of $12.3 billion and $2.7 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.8 billion and $0.2 billion as of December 31, 2016 and 2015, respectively. As of December 31, 2016, $8.9 billion, or 95%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.4 billion, or 5%, of these fixed maturity investments were rated other than high or highest quality.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including contractholder withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses including from changes in interest rates or credit spreads. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.
Financing Activities
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

Hedging activities associated with living benefit guarantees
As noted above, effective April 1, 2016, the hedging portion of our risk management strategy associated with the living benefit guarantees recaptured from Pruco Re and Prudential Insurance, as well as the living benefit guarantees reinsured from Pruco Life, is being managed within the Company. For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market risks above a designated threshold. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet the Company's payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices, and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets. See Item 1A, “Risk Factors” above for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company.
Market Risk Management

Management of market risk, which we consider to be a combination of both investment risk and market risk exposures, includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by

Prudential Financial. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and are subject to ongoing review.
Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);

•	Asset/liability mismatch analytics;

•	Stress scenario testing;

•	Hedging programs; and

•	Risk management governance, including policies, limits and a committee that oversees investment and market risks.

Market Risk Mitigation
Risk mitigation takes three primary forms:

1.
Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

2.
Hedging non-strategic exposures: For example, our investment policies for our general account portfolios generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.

3.
Management of portfolio concentration risk: For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

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

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage interest rate risk successfully through several market cycles.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or by controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints. As of December 31, 2016 and 2015, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2016 and 2015. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets or living benefit embedded derivatives, which are hedged by the derivatives included in the table below.

	December 31, 2016			December 31, 2015
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$9,363	$(1,137)		$2,524	$(111)
Policy loans		13	0		13	0
Commercial mortgage and other loans		1,236	(63)		438	(20)
Derivatives:
Swaps	$95,260	3,116	(3,822)	$2,284	95	(76)
Futures	3,743	19	(620)	0	0	0
Options	15,435	127	211	18,387	16	(4)
Forwards(1)	500	(25)	0	3	0	0
Variable annuity and other living benefit feature embedded derivatives(2)		(7,707)	4,505		(3,134)	1,487
Financial liabilities with interest rate risk(3):
Policyholders' account balances-Investment Contracts		(248)	3		(102)	3
Total estimated potential gain (loss)			$(923)			$1,279
__________

(1)	Notional and fair value amounts for derivative forwards as of December 31, 2015, have been revised to correct the previously reported amounts of $2,752 million and $23 million, respectively.

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Excludes $13.2 billion and $5.9 billion as of December 31, 2016 and 2015, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Our net estimated potential loss in fair value as of December 31, 2016 increased from December 31, 2015, primarily reflecting the impact of the recapture of the risks related to variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above.

Market Risk Related to Equity Prices
We have exposure to equity risk primarily through asset/liability mismatches, including our equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, as part of our risk management strategy, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured. Our equity based derivatives are primarily held as part of our capital hedging program, discussed below. In addition to the impact on our capital hedges, changes in equity prices may impact other items including, but not limited to, the following:

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2016, and excludes comparisons to December 31, 2015, as our exposure to equity risk was immaterial prior to the recapture of the risks related to our variable annuity living benefit guarantees, as discussed above. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets or of our equity portfolio, it does represent a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. This scenario considers only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2016
	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$10	$(1)
Equity-based derivatives(2)	$18,663	(232)	999
Variable annuity living benefit feature embedded derivatives(3)		(7,707)	(1,234)
Net estimated potential loss			$(236)
__________

(1)	Includes equity securities classified as trading securities under U.S. GAAP that are held for "other than trading" activities.

(2)	Both the notional amount and fair value of equity-based derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.

(3)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
Derivatives
We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter ("OTC") market. See Note 11 to the Financial Statements for more information.

Market Risk Related to Certain Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital market assumptions, we manage our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an asset transfer feature and inclusion of certain optional living benefits in our living benefits hedging program and affiliated and external reinsurance. Certain variable annuity optional living benefit features are accounted for as embedded derivatives and recorded at fair value.

Item 8. Financial Statements and Supplementary Data
Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2016 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted Prudential Financial’s code of business conduct and ethics known as “Making the Right Choices”. Making the Right Choices is posted at www.investor.prudential.com.
In addition, we have adopted Prudential Financial’s Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices”. Prudential Financial’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 2017 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2016 (the “Proxy Statement”).
Item 14. Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements of the Company are listed in the accompanying “Index to Financial Statements” hereof and are filed as part of this Report.
(2)	Financial Statement Schedules None.*
(3)	Exhibits

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

(i)(c)
Certificate of Amendment changing the name from American Skandia Life Assurance Corporation to Prudential Annuities Life Assurance Corporation, effective as of January 1, 2008, is incorporated by reference to the Company’s Form 10-K, Registration No 33-44202, filed March 15, 2011.

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
(ii)(b)
By-Laws of Prudential Annuities Life Assurance Corporation, as amended and restated effective January 1, 2008, are incorporated by reference to the Company’s Form 10-K, Registration No 33-44202, filed March 15, 2011.

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
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Shelton, and State of Connecticut on the 23rd day of March 2017.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)
By:	/s/ Lori D. Fouché
Lori D. Fouché
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2017.

Name	Title

/s/ Lori D. Fouché	President,
Lori D. Fouché	Chief Executive Officer and Director

/s/ John Chieffo	Executive Vice President,
John Chieffo	Chief Financial Officer, Principal Accounting Officer and Director

* Bernard J. Jacob	Director
Bernard J. Jacob

* George M. Gannon	Director
George M. Gannon

* Kenneth Y. Tanji	Director
Kenneth Y. Tanji

* Arthur W. Wallace	Director
Arthur W. Wallace

* Richard F. Lambert	Director
Richard F. Lambert

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2016, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
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
March 23, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Prudential Annuities Life Assurance Corporation:
In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Prudential Annuities Life Assurance Corporation (an indirect, wholly-owned subsidiary of Prudential Financial, Inc.) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 15 of the financial statements, the Company has entered into extensive transactions with affiliated entities.
/S/ PRICEWATERHOUSECOOPERS LLP
New York, New York
March 23, 2017

Prudential Annuities Life Assurance Corporation

Statements of Financial Position
As of December 31, 2016 and 2015 (in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2016: $9,818,298; 2015: $2,433,626)	$9,362,763	$2,524,272
Trading account assets, at fair value	149,871	5,653
Equity securities, available-for-sale, at fair value (cost, 2016: $365; 2015: $14)	18	17
Commercial mortgage and other loans	1,231,893	438,172
Policy loans	12,719	13,054
Short-term investments	947,150	158,227
Other long-term investments	551,931	182,157
Total investments	12,256,345	3,321,552
Cash and cash equivalents	1,848,039	536
Deferred policy acquisition costs	4,344,361	749,302
Accrued investment income	86,004	22,615
Reinsurance recoverables	588,608	3,088,328
Income taxes	1,978,607	0
Value of business acquired	30,287	33,640
Deferred sales inducements	978,823	452,752
Receivables from parent and affiliates	111,703	212,696
Other assets	169,649	123,158
Separate account assets	37,429,739	39,250,159
TOTAL ASSETS	$59,822,165	$47,254,738
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$8,686,196	$3,578,662
Policyholders’ account balances	4,736,889	2,416,125
Payables to parent and affiliates	91,432	25,677
Cash collateral for loaned securities	23,350	10,568
Income taxes	0	274,951
Long-term debt	971,899	0
Short-term debt	28,101	1,000
Reinsurance payable	275,822	250,277
Other liabilities	489,007	100,401
Separate account liabilities	37,429,739	39,250,159
Total Liabilities	52,732,435	45,907,820
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	8,095,436	901,422
Retained earnings/(accumulated deficit)	(693,258)	396,830
Accumulated other comprehensive income	(314,948)	46,166
Total Equity	7,089,730	1,346,918
TOTAL LIABILITIES AND EQUITY	$59,822,165	$47,254,738
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	2016	2015	2014
REVENUES
Premiums	$896,839	$9,787	$34,903
Policy charges and fee income	1,755,224	740,823	806,327
Net investment income	338,370	139,430	164,011
Asset administration fees and other income	299,384	177,479	227,619
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,853)	(44)	(10)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	1,354	24	10
Other realized investment gains (losses), net	(3,436,261)	6,072	7,368
Total realized investment gains (losses), net	(3,442,760)	6,052	7,368
Total revenues	(152,943)	1,073,571	1,240,228
BENEFITS AND EXPENSES
Policyholders’ benefits	604,057	60,461	137,135
Interest credited to policyholders’ account balances	68,889	225,555	211,058
Amortization of deferred policy acquisition costs	(179,816)	309,152	238,416
General, administrative and other expenses	1,124,508	313,471	394,248
Total benefits and expenses	1,617,638	908,639	980,857
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,770,581)	164,932	259,371
Total income tax expense (benefit)	(680,493)	(8,285)	8,604
NET INCOME (LOSS)	$(1,090,088)	$173,217	$250,767
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(20)	(54)	(63)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(469,356)	(54,279)	35,931
Reclassification adjustment for gains included in net income	(86,184)	(4,831)	(14,706)
Net unrealized investment gains (losses)	(555,540)	(59,110)	21,225
Other comprehensive income (loss), before tax:	(555,560)	(59,164)	21,162
Less: Income tax expense (benefit) related to other comprehensive income (loss)
Foreign currency translation adjustments	(7)	(19)	(23)
Net unrealized investment gains (losses)	(194,439)	(20,689)	7,430
Total	(194,446)	(20,708)	7,407
Other comprehensive income (loss), net of taxes	(361,114)	(38,456)	13,755
COMPREHENSIVE INCOME (LOSS)	$(1,451,202)	$134,761	$264,522
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity
Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2013	$2,500	$901,422	$764,846	$70,867	$1,739,635
Contributed capital		0			0
Dividend to parent			(342,000)		(342,000)
Comprehensive income:
Net income (loss)			250,767		250,767
Other comprehensive income (loss), net of tax				13,755	13,755
Total comprehensive income (loss)					264,522
Balance, December 31, 2014	2,500	901,422	673,613	84,622	1,662,157
Contributed capital		0			0
Dividend to parent			(450,000)		(450,000)
Comprehensive income:
Net income (loss)			173,217		173,217
Other comprehensive income (loss), net of tax				(38,456)	(38,456)
Total comprehensive income (loss)					134,761
Balance, December 31, 2015	2,500	901,422	396,830	46,166	1,346,918
Contributed capital		8,421,955			8,421,955
Return of capital		(1,140,000)			(1,140,000)
Dividend to parent			0		0
Assets purchased/transferred from/to affiliates		(72,179)			(72,179)
Impact of Pruco Re and PALAC merger		(15,762)			(15,762)
Comprehensive income:
Net income (loss)			(1,090,088)		(1,090,088)
Other comprehensive income (loss), net of tax				(361,114)	(361,114)
Total comprehensive income (loss)					(1,451,202)
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,090,088)	$173,217	$250,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(245)	907	3,491
Realized investment (gains) losses, net	3,442,760	(6,052)	(7,368)
Depreciation and amortization	10,737	37,530	1,402
Interest credited to policyholders’ account balances	68,889	225,555	211,058
Change in:
Future policy benefits	759,604	238,052	324,284
Accrued investment income	(63,389)	2,393	7,161
Net payable to/receivable from parent and affiliates	(55,984)	61,252	(26,936)
Deferred sales inducements	(1,805)	38,380	(11,515)
Deferred policy acquisition costs	(449,496)	381,480	235,612
Income taxes	(712,423)	(3,426)	(67,163)
Reinsurance recoverables	199,107	(270,868)	(273,480)
Bonus reserve	0	(38,768)	(115,700)
Derivatives, net	2,605,415	21,581	(415)
Deferred loss on reinsurance	305,464	(118,028)	0
Other, net	(54,819)	(3,508)	(1,804)
Cash flows from (used in) operating activities	4,963,727	739,697	529,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	4,072,242	486,648	996,083
Commercial mortgage and other loans	122,086	89,344	20,988
Trading account assets	7,489	3,765	4,900
Policy loans	1,833	1,257	753
Other long-term investments	9,587	3,764	(1,650)
Short-term investments	1,799,219	2,318,219	2,637,788
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(5,535,732)	(336,954)	(494,947)
Equity securities, available-for-sale	(351)	0	0
Commercial mortgage and other loans	(353,692)	(106,185)	(43,859)
Trading account assets	(7,810)	(3,681)	(4,312)
Policy loans	(442)	(644)	(943)
Other long-term investments	(111,838)	(3,994)	(14,691)
Short-term investments	(2,561,044)	(2,419,261)	(2,576,786)
Notes receivable from parent and affiliates, net	(4,923)	3,110	(12,524)
Derivatives, net	(6,305)	(6,528)	1,682
Other, net	(2,911)	1,070	(1,674)
Cash flows from (used in) investing activities	(2,572,592)	29,930	510,808
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	12,782	5,283	(42,612)
Proceeds from the issuance of debt (maturities longer than 90 days)	125,000	0	0
Repayments of debt (maturities longer than 90 days)	(268,000)	0	(200,000)
Net increase (decrease) in short-term borrowing	(1,000)	(53,354)	49,354
Drafts outstanding	5,777	(1,663)	(6,410)

Prudential Annuities Life Assurance Corporation

Distribution to parent	(1,140,000)	(450,000)	(342,000)
Contributed capital	860,573	0	0
Policyholders’ account deposits	2,116,567	1,295,546	1,375,761
Ceded policyholders’ account deposits	(23,890)	(54,027)	0
Policyholders’ account withdrawals	(2,259,445)	(1,511,470)	(1,875,118)
Ceded policyholders' account withdrawals	28,004	0	0
Cash flows from (used in) financing activities	(543,632)	(769,685)	(1,041,025)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	1,847,503	(58)	(823)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	536	594	1,417
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,848,039	$536	$594
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid/(received)	$31,931	$(4,858)	$75,745
Interest paid	$23,392	$68	$8,657

Significant Non-Cash Transactions

Cash flows from investing and financing activities for the year ended December 31, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

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
On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. The redomestication also resulted in the Company being domiciled in the same jurisdiction as the then primary reinsurer of the Company’s living benefit guarantees, Pruco Reinsurance, Ltd. (“Pruco Re”), which enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement. As of April 1, 2016, the Company no longer reinsures its living benefit guarantees to Pruco Re.

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31 2015, the Company surrendered its New York license effective December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

The financial statement impacts of these transactions were as follows:

Affected Financial Statement Lines Only
Interim Statement of Financial Position

	Balance as of March 31, 2016	Impacts of Recapture	Impacts of Reinsurance	Total
	(in millions)
ASSETS
Total investments(1)	$3,343	$3,084	$10,624	$17,051
Cash and cash equivalents	106	11	1,024	1,141
Deferred policy acquisition costs	537	0	3,134	3,671
Reinsurance recoverables	3,776	(3,401)	320	695
Deferred sales inducements	327	0	500	827
Income tax receivable(2)	0	115	2,441	2,556
TOTAL ASSETS	46,694	(191)	18,043	64,546
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$2,422	$0	$2,387	$4,809
Future policy benefits	4,295	0	6,972	11,267
Short-term and long-term debt(3)	0	0	1,268	1,268
Other liabilities	114	0	630	744
TOTAL LIABILITIES	45,472	0	11,257	56,729
EQUITY
Additional paid-in capital(4)	901	0	8,422	9,323
Retained earnings	254	(191)	(1,600)	(1,537)
Accumulated other comprehensive income	64	0	(36)	28
TOTAL EQUITY	1,222	(191)	6,786	7,817
TOTAL LIABILITIES AND EQUITY	46,694	(191)	18,043	64,546

Significant Non-Cash Transactions
(1) The increase in total investments includes non-cash activities of $3.1 billion for assets received related to the recapture transaction with Pruco Re, $7.1 billion for assets received related to the reinsurance transaction with Pruco Life and $3.6 billion related to non-cash capital contributions from PAI.
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

Statement of Operations and Comprehensive Income (Loss)

Day 1 Impact of the Variable Annuities Recapture	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$832	$832
Realized investment gains (losses), net	(305)	(2,561)	(2,866)
TOTAL REVENUES	(305)	(1,729)	(2,034)
BENEFITS AND EXPENSES
Policyholders' benefits	0	522	522
General, administrative and other expenses	0	310	310
TOTAL BENEFITS AND EXPENSES	0	832	832
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(305)	(2,561)	(2,866)
Income tax expense (benefit)	(114)	(961)	(1,075)
NET INCOME (LOSS)	$(191)	$(1,600)	$(1,791)

As part of the Variable Annuities Recapture, the Company received invested assets of $3.1 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016, and unwound the associated reinsurance recoverable of $3.4 billion. As a result of the recapture transaction, the Company recognized a loss of $0.3 billion immediately.

For the Variable Annuities Recapture, the Company received invested assets of $7.1 billion as consideration from Pruco Life and established reserves of $9.4 billion. In addition, the Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life. Also, the Company established deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances, which were equivalent to the ceding commission incurred by the Company. For the reinsurance of the variable annuity base contracts, the Company recognized a benefit of $0.3 billion, which was deferred and will subsequently be amortized through General, administrative and other expenses. For the reinsurance of the living benefit guarantees, the Company recognized a loss of $2.6 billion immediately since the reinsurance contract is accounted for as free-standing derivative.

The Company also received a capital contribution of $8.4 billion from PAI.

As a result of the Variable Annuities Recapture, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into the Company.

The following table summarizes the asset transfers related to Variable Annuities Recapture between the Company and its affiliates.

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

Revision to Prior Period Financial Statements

The Company identified errors in the presentation of certain activity related to the Variable Annuities Recapture and other affiliated reinsurance transactions that impacted several line items within our previously issued Statements of Cash Flows for the interim periods ended March 31, 2016, June 30, 2016 and September 30, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, prior period amounts to be presented in subsequent quarterly 10-Q filings will be revised, as presented below:

	(UNAUDITED)
	Three Months Ended March 31, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Reinsurance recoverables	$(69,025)	$5,261	$(63,764)
Cash flows from (used in) operating activities	35,727	5,261	40,988
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	0	(16,249)	(16,249)
Ceded policyholders’ account withdrawals	0	10,988	10,988
Cash flows from (used in) financing activities	(5,823)	(5,261)	(11,084)

	(UNAUDITED)
	Six Months Ended June 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$248	$(355)	$(107)
Future policy benefits	122,101	193,147	315,248
Reinsurance recoverables	(15,315)	279,718	264,403
Derivatives, net	10,192,618	(233,295)	9,959,323
Other, net	84,739	(279,768)	(195,029)
Cash flows from (used in) operating activities	10,936,664	(40,553)	10,896,111
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	637,886	497,834	1,135,720
Ceded policyholders’ account deposits	0	(19,498)	(19,498)
Policyholders’ account withdrawals	(736,708)	(454,971)	(1,191,679)
Ceded policyholders’ account withdrawals	0	17,188	17,188
Cash flows from (used in) financing activities	534,651	40,553	575,204

	(UNAUDITED)
	Nine Months Ended September 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(803)	$920	$117
Future policy benefits	(5,224)	535,604	530,380
Net payable to/receivable from parent and affiliates	171,317	(226,317)	(55,000)
Reinsurance recoverables	(213,844)	421,353	207,509
Other, net	650,903	(791,800)	(140,897)
Cash flows from (used in) operating activities	10,149,084	(60,241)	10,088,843
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	781,125	79,448	860,573
Policyholders’ account deposits	2,203,234	(678,706)	1,524,528
Ceded policyholders’ account deposits	0	(21,033)	(21,033)
Policyholders’ account withdrawals	(2,346,701)	655,334	(1,691,367)
Ceded policyholders’ account withdrawals	0	25,198	25,198
Cash flows from (used in) financing activities	508,274	60,241	568,515
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
Investments
The Company’s principal investments are fixed maturities, equity securities, commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and real estate; and short-term investments. The accounting policies related to each are as follows:
Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts over the contractual lives of the investments. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. Additionally, prepayment premiums are also included in “Net investment income”. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to "Net investment income" in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).
Trading account assets, at fair value represents equity securities and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”
Equity securities, available-for-sale, at fair value is comprised of mutual fund shares and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are generally recognized in “Net investment income” on the ex-dividend date.
Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans and uncollateralized loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.
Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in "Net investment income".
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
The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of two categories. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.
Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, estimated market value growth rate and volatility for the property type and region. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.
The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios considers the current credit composition of the portfolio based on an internal quality rating (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate.
The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.
When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down of the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.
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
Other long-term investments consists of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are accounted for using the equity method of accounting, the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, or the fair value option where elected. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.
Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses also reflect changes in the allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.
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
An other-than-temporary impairment is recognized in earnings for a debt security in an unrealized loss position when the Company either (1) has the intent to sell the debt security or (2) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment an other-than-temporary impairment is recognized.
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
The split between the amount of an other-than-temporary impairment recognized in other comprehensive income (loss) and the net amount recognized in earnings for debt securities is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.
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
DAC related to fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 15. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to total gross profits on unamortized DAC is reflected in the period such total gross profits are revised.
For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. For internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 4 for additional information regarding DAC.
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
Value of Business Acquired
As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing VOBA. VOBA represents an adjustment to the stated value of in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General, administrative, and other expenses.” See Note 5 for additional information regarding VOBA.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Reinsurance recoverables and Reinsurance payables
Reinsurance recoverables and reinsurance payables include corresponding receivables and payables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13.
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
Other Assets and Other Liabilities
“Other assets” consist primarily of accruals for asset administration fees, deferred loss on reinsurance with an affiliate and receivables resulting from sales of securities that had not yet settled at the balance sheet date. “Other assets” also consist of state insurance licenses. Licenses to do business in all states have been capitalized. Based on changes in facts and circumstances, effective September 30, 2012, the capitalized state insurance licenses were considered to have a finite life and are amortized over their useful life, which was estimated to be 8 years. Amortization is recorded through “General, administrative and other expenses.” “Other liabilities” consist primarily of accrued expenses, technical overdrafts, deferred gain on reinsurance with an affiliate, and payables resulting from purchases of securities that had not yet settled at the balance sheet date. Other liabilities may also include derivative instruments for which fair values are determined as described below under “Derivative Financial Instruments”.
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
The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 7 for additional information regarding future policy benefits.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Securities repurchase and resale agreements and securities loaned transactions
Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold.

Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”; however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms and large banks. Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).
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
Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “Future policy benefits.” Assumed interest rates ranged from 0.00% to 8.25% at December 31, 2016 and 2015.
Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges and surrender charges. Certain contracts also include charges

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Liabilities for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”
Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain optional living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 7.
Amounts received as payment for variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investments in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.
Asset Administration Fees
The Company receives asset administration fee income on contractholders’ account balances invested in the Advanced Series Trust, and the Prudential Series Fund (see Note 15), which are a portfolio of mutual fund investments related to the Company’s separate account products. In addition, the Company receives fees on contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.
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
Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.
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
When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in AOCI until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the Statements of Operations line item associated with the hedged item.
If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The component of AOCI related to discontinued cash flow hedges is reclassified to the Statements of Operations line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.
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
The Company sold variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company had reinsurance agreements to transfer the risks related to certain of these benefit features to affiliates, Pruco Re and Prudential Insurance through March 31, 2016. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity optional living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. See Note 1 and 13 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 10, and are recorded in “Realized investment gains (losses), net.”
Short-Term and Long-Term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 15 for additional information regarding short-term and long-term debt.
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
Notes to Financial Statements - (Continued)

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.
Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s Statements of Operations. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.
The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 9 for a discussion of factors considered when evaluating the need for a valuation allowance.
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

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASU") to the FASB Accounting Standards Codification.
The Company considers the applicability and impact of all ASU. ASU listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASU not listed below were assessed and determined to be either not applicable or not material.
There have been no ASU adopted during the current year ended December 31, 2016.

ASU issued but not yet adopted as of the reporting date December 31, 2016

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments are explicitly scoped out of the standard.

January 1, 2018 using one of two retrospective application methods (early adoption permitted beginning January 1, 2017).
                                           The Company plans to adopt the standard on January 1, 2018 using the modified retrospective application.

Given that insurance contracts and financial instruments are explicitly scoped out of the standard, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.
January 1, 2018 using the modified retrospective method. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value.
The Company’s equity investments, except for those accounted for using the equity method, will generally be carried on the Statements of Financial Position at fair value with changes in fair value reported in current earnings. The Company is continuing to assess additional impacts of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

ASU 2016-02, Leases (Topic 842)
This ASU ensures that assets and liabilities from all outstanding lease contracts are recognized on the balance sheet (with limited exception). The ASU substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a right-of-use asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting standard. For Lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (receivable and residual approach). The standard also eliminates the real estate specific provisions of the current standard (i.e., sale-leaseback).
		January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method, however prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an other-than-temporary-impairment was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.
The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)
This ASU addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard provides clarity on the treatment of eight specifically defined types of cash inflows and outflows.
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.
Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued this ASU to address diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities in the Statement of Cash Flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.
		January 1, 2018 using the retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,998,652	$2,487	$536,114	$4,465,025	$0
Obligations of U.S. states and their political subdivisions	92,107	566	2,699	89,974	0
Foreign government bonds	64,352	5,404	370	69,386	0
Public utilities	448,349	13,155	10,348	451,156	0
Redeemable preferred stock	29,581	288	633	29,236	0
All other U.S. public corporate securities	1,619,814	73,819	10,153	1,683,480	(771)
All other U.S. private corporate securities	951,324	27,234	13,810	964,748	(694)
All other foreign public corporate securities	183,253	5,410	1,022	187,641	0
All other foreign private corporate securities	501,140	5,349	20,450	486,039	0
Asset-backed securities(1)	248,547	3,227	465	251,309	0
Commercial mortgage-backed securities	484,673	6,793	6,753	484,713	0
Residential mortgage-backed securities(2)	196,506	4,063	513	200,056	(5)
Total fixed maturities, available-for-sale	$9,818,298	$147,795	$603,330	$9,362,763	$(1,470)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$351	$0	$351	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$365	$4	$351	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.2 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,233	$28	$107	$12,154	$0
Obligations of U.S. states and their political subdivisions	20,116	474	378	20,212	0
Foreign government bonds	43,188	6,123	28	49,283	0
Public utilities	203,803	15,969	4,263	215,509	0
Redeemable preferred stock	0	0	0	0	0
All other U.S. public corporate securities	818,627	52,866	7,717	863,776	0
All other U.S. private corporate securities	494,640	30,996	4,407	521,229	0
All other foreign public corporate securities	132,414	3,781	608	135,587	0
All other foreign private corporate securities	219,009	2,487	15,842	205,654	0
Asset-backed securities(1)	149,196	2,786	692	151,290	(35)
Commercial mortgage-backed securities	211,429	4,963	652	215,740	0
Residential mortgage-backed securities(2)	128,971	4,886	19	133,838	(7)
Total fixed maturities, available-for-sale	$2,433,626	$125,359	$34,713	$2,524,272	$(42)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$0	$0	$0	$0
Mutual funds	14	3	0	17
Total equity securities, available-for-sale	$14	$3	$0	$17

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,254,477	$536,114	$0	$0	$4,254,477	$536,114
Obligations of U.S. states and their political subdivisions	73,885	2,699	0	0	73,885	2,699
Foreign government bonds	32,107	370	0	0	32,107	370
Public utilities	240,041	8,019	17,097	2,329	257,138	10,348
Redeemable preferred stock	12,948	633	0	0	12,948	633
All other U.S. public corporate securities	530,904	8,798	12,981	1,355	543,885	10,153
All other U.S. private corporate securities	453,976	13,632	12,304	178	466,280	13,810
All other foreign public corporate securities	89,962	1,016	9,994	6	99,956	1,022
All other foreign private corporate securities	247,111	11,661	58,214	8,789	305,325	20,450
Asset-backed securities	67,246	439	16,489	26	83,735	465
Commercial mortgage-backed securities	293,651	6,753	0	0	293,651	6,753
Residential mortgage-backed securities	68,283	513	0	0	68,283	513
Total fixed maturities, available-for-sale	$6,364,591	$590,647	$127,079	$12,683	$6,491,670	$603,330
Equity securities, available-for-sale	$0	$351	$0	$0	$0	$351

	2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,480	$107	$0	$0	$8,480	$107
Obligations of U.S. states and their political subdivisions	6,887	378	0	0	6,887	378
Foreign government bonds	13,616	28	0	0	13,616	28
Public utilities	49,104	1,421	14,217	2,842	63,321	4,263
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	207,578	6,297	29,828	1,420	237,406	7,717
All other U.S. private corporate securities	84,318	4,020	3,550	387	87,868	4,407
All other foreign public corporate securities	76,573	608	0	0	76,573	608
All other foreign private corporate securities	38,047	1,972	85,341	13,870	123,388	15,842
Asset-backed securities	50,195	430	26,359	262	76,554	692
Commercial mortgage-backed securities	55,065	642	833	10	55,898	652
Residential mortgage-backed securities	2,141	19	0	0	2,141	19
Total fixed maturities, available-for-sale	$592,004	$15,922	$160,128	$18,791	$752,132	$34,713
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The gross unrealized losses on fixed maturity securities at December 31, 2016 and 2015, were composed of $594.9 million and $22.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $8.4 million and $12.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2016, the $12.7 million of gross unrealized losses of twelve months or more was concentrated in the consumer non-cyclical, finance and utility sectors of the Company’s corporate securities. At December 31, 2015, the $18.8 million of gross unrealized losses of twelve months or more was concentrated in the consumer non-cyclical, capital goods, utility and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at either December 31, 2016 or 2015. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses were primarily attributable to interest rate increases. At December 31, 2016, the Company did not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At December 31, 2016, all of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. At December 31, 2015, there were no gross unrealized losses on equity securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at December 31, 2016.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2016 were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$354,121	$355,252
Due after one year through five years	1,196,869	1,223,226
Due after five years through ten years	1,515,758	1,536,061
Due after ten years	5,821,824	5,312,146
Asset-backed securities	248,547	251,309
Commercial mortgage-backed securities	484,673	484,713
Residential mortgage-backed securities	196,506	200,056
Total	$9,818,298	$9,362,763
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.
The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the years indicated:

	2016	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$3,577,346	$33,604	$308,458
Proceeds from maturities/repayments(1)	495,465	453,016	681,426
Gross investment gains from sales, prepayments and maturities	98,095	5,788	18,110
Gross investment losses from sales and maturities	(5,412)	(937)	(3,404)
Equity securities, available-for-sale
Proceeds from sales	$0	$0	$192
Gross investment gains from sales	0	0	1
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(2)	$(6,499)	$(20)	$0
Writedowns for impairments on equity securities	0	0	0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

(1)	Includes $0.6 million, $(0.0) million and $(6.2) million of non-cash related proceeds for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Excludes the portion of OTTI recorded in OCI representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities is recognized in OCI. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$86	$93
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,170)	(17)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	20
Credit loss impairments recognized in the current period on securities not previously impaired	1,791	0
Increases due to the passage of time on previously recorded credit losses	25	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(14)	(10)
Assets transferred to parent and affiliates	607	0
Balance, end of period	$1,325	$86
Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Fixed maturities	$147,057	$139,513	$0	$0
Equity securities	7,551	10,358	5,618	5,653
Total trading account assets	$154,608	$149,871	$5,618	$5,653
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $(4.8) million, $(0.6) million and $(0.9) million during the years ended December 31, 2016, 2015 and 2014, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans were comprised as follows, as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$277,296	22.5%	$136,190	31.2%
Industrial	263,705	21.4	58,621	13.5
Retail	223,252	18.1	67,358	15.5
Office	294,304	23.8	100,357	23.0
Other	87,465	7.1	18,660	4.3
Hospitality	3,925	0.3	4,963	1.1
Total commercial mortgage loans	1,149,947	93.2	386,149	88.6
Agricultural property loans	84,235	6.8	49,926	11.4
Total commercial mortgage and agricultural property loans by property type	1,234,182	100.0%	436,075	100.0%
Valuation allowance	(2,289)		(643)
Total net commercial mortgage and agricultural property loans by property type	1,231,893		435,432
Other loans:
Uncollateralized loans	0		2,740
Valuation allowance	0		0
Total net other loans	0		2,740
Total commercial mortgage and other loans	$1,231,893		$438,172

The commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (13%) and New Jersey (6%)) and included loans secured by properties in Europe and Australia at December 31, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, was as follows:

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$622	$21	$0	$643
Addition to (release of) allowance for losses	1,645	1	0	1,646
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$2,267	$22	$0	$2,289

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$455	$27	$0	$482
Addition to (release of) allowance for losses	167	(6)	0	161
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$622	$21	$0	$643

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	2,267	22	0	2,289
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$2,267	$22	$0	$2,289
Recorded Investment(1):
Individually evaluated for impairment	$1,715	$0	$0	$1,715
Collectively evaluated for impairment	1,148,232	84,235	0	1,232,467
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$1,149,947	$84,235	$0	$1,234,182

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	622	21	0	643
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$622	$21	$0	$643
Recorded Investment(1):
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	386,149	49,926	2,740	438,815
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$386,149	$49,926	$2,740	$438,815

(1)	Recorded investment reflects the carrying value gross of related allowance.
The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans, based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	Debt Service Coverage Ratio - December 31, 2016
	> 1.2X	1.0X to <1.2X	Less than 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$667,051	$16,921	$4,610	$688,582
60%-69.99%	406,728	0	3,817	410,545
70%-79.99%	108,770	15,493	0	124,263
80% or greater	9,725	0	1,067	10,792
Total commercial mortgage and agricultural property loans	$1,192,274	$32,414	$9,494	$1,234,182

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Debt Service Coverage Ratio - December 31, 2015
	> 1.2X	1.0X to <1.2X	Less than 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$303,215	$9,073	$992	$313,280
60%-69.99%	95,977	0	0	95,977
70%-79.99%	25,401	1,417	0	26,818
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$424,593	$10,490	$992	$436,075

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$1,149,947	$0	$0	$0	$1,149,947	$0
Agricultural property loans	84,235	0	0	0	84,235	0
Other loans	0	0	0	0	0	0
Total commercial mortgage and other loans	$1,234,182	$0	$0	$0	$1,234,182	$0

(1) There were no loans accruing interest.
	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$386,149	$0	$0	$0	$386,149	$0
Agricultural property loans	49,926	0	0	0	49,926	0
Other loans	2,740	0	0	0	2,740	0
Total commercial mortgage and other loans	$438,815	$0	$0	$0	$438,815	$0

(1) There were no loans accruing interest.
See Note 2 for further discussion regarding non-accrual status loans.
For the years ended December 31, 2016 and 2015, there were no commercial mortgage or other loans acquired, other than those through direct origination, nor were there any commercial mortgage or other loans sold. For the year ended December 31, 2016, the Company received $580 million of commercial mortgage and other loans from related parties. See Note 1 for additional information.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2016 and 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. As of both December 31, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage or other loans and no payment defaults on commercial mortgage or other loans that were modified as a troubled debt restructuring within the twelve months preceding. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Other Long-Term Investments
The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated:

	2016	2015
	(in thousands)
Joint ventures and limited partnerships:
Private equity	$30,513	$22,535
Hedge funds	98,554	41,820
Real estate-related	109,043	2,535
Total joint ventures and limited partnerships	238,110	66,890
Derivatives	313,821	115,267
Total other long-term investments	$551,931	$182,157

As of both December 31, 2016 and 2015, the Company had no significant equity method investments.

Net Investment Income
The following table sets forth the net investment income by asset class for the years ended December 31:

	2016	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$249,496	$115,998	$140,114
Trading account assets	3,473	349	325
Commercial mortgage and other loans	40,258	22,696	21,802
Policy loans	444	794	739
Short-term investments	26,831	396	281
Other long-term investments	29,160	4,638	6,492
Gross investment income	349,662	144,871	169,753
Less: investment expenses	(11,292)	(5,441)	(5,742)
Net investment income	$338,370	$139,430	$164,011
The carrying value of non-income producing assets included $13 million in fixed maturities as of December 31, 2016. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2016.

Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2016	2015	2014
	(in thousands)
Fixed maturities	$86,184	$4,831	$14,706
Equity securities	0	0	1
Commercial mortgage and other loans	(2,326)	(161)	774
Derivatives(1)	(3,526,514)	1,381	(8,113)
Other long-term investments	(648)	1	0
Short-term investments and cash equivalents	544	0	0
Realized investment gains (losses), net	$(3,442,760)	$6,052	$7,368

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of December 31 for the years indicated:

	2016	2015	2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,261)	$9	$1
Fixed maturity securities, available-for-sale - all other	(454,274)	90,637	191,339
Equity securities, available-for-sale	(347)	3	3
Affiliated notes	1,181	1,660	2,351
Derivatives designated as cash flow hedges(1)	11,745	14,847	4,839
Other investments	(619)	304	390
Net unrealized gains (losses) on investments	$(443,575)	$107,460	$198,923

(1)	See Note 11 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of December 31, 2016, the Company had $23.3 million of securities lending transactions recorded as "Cash collateral for loaned securities," of which $12.6 million were corporate securities and $10.7 million were foreign government bonds. The remaining contractual maturities of all securities lending transactions were overnight and continuous. As of December 31, 2015, the Company had $10.6 million of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. The remaining contractual maturities of all securities lending transactions were overnight and continuous. As of both December 31, 2016 and 2015, the Company had no repurchase transactions.

Securities Pledged and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. As of December 31 for the years indicated in the table below, the carrying value of investments pledged to third parties and the carrying amount of the associated liabilities supported by the pledged collateral as reported in the Statements of Financial Position included the following:

	2016	2015
	(in thousands)
Collateral Pledged:
Fixed maturity securities, available-for-sale	$21,908	$10,218
Total securities pledged	$21,908	$10,218
Liabilities Supported by Pledged Collateral:
Cash collateral for loaned securities	$23,350	$10,568
Total liabilities supported by pledged collateral	$23,350	$10,568
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral were securities purchased under agreements to resell. The fair value of this collateral was $255.0 million as of December 31, 2016, and there was no such collateral as of December 31, 2015. None of the aforementioned securities had either been sold or repledged.
As of December 31, 2016 and 2015, there were fixed maturities of $7.5 million and $8.0 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

4.    DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, were as follows:

	2016	2015	2014
	(in thousands)
Balance, beginning of year	$749,302	$1,114,431	$1,345,504
Capitalization of commissions, sales and issue expenses	269,679	1,535	2,804
Amortization-Impact of assumption and experience unlocking and true-ups	226,204	33,113	91,895
Amortization-All other	(46,388)	(342,265)	(330,311)
Changes in unrealized investment gains and losses	18,772	16,352	4,539
Ceded DAC upon reinsurance agreement with Prudential Insurance(1)(2)	(7,480)	(73,864)	0
Assumed DAC upon reinsurance agreement with Pruco Life(1)	3,134,272	0	0
Balance, end of year	$4,344,361	$749,302	$1,114,431

(1)	See Note 1 and Note 13 for additional information.

(2)	Represents a $7.5 million true-up in 2016 to the ceded DAC upon reinsurance agreement with Prudential Insurance in 2015.
5.    VALUE OF BUSINESS ACQUIRED
The balances of and changes in VOBA as of and for the years ended December 31, were as follows:

	2016	2015	2014

	(in thousands)
Balance, beginning of year	$33,640	$39,738	$43,500
Amortization-Impact of assumption and experience unlocking and true-ups (1)	2,372	3,412	5,412
Amortization-All other (1)	(8,176)	(10,477)	(11,181)
Interest (2)	1,939	2,436	2,615
Change in unrealized investment gains and losses	512	1,163	(608)
Ceded VOBA upon reinsurance agreement with Prudential Insurance (3)	0	(2,632)	0
Balance, end of year	$30,287	$33,640	$39,738

(1)	The weighted average remaining expected life of VOBA was approximately 5.13 years as of December 31, 2016.

(2)	The interest accrual rate for the VOBA related to the businesses acquired was 6.00%, 6.05% and 6.10% for the years ended December 31, 2016, 2015 and 2014.

(3)	See Note 1 for additional information.
The following table provides estimated future amortization, net of interest, for the periods indicated:

	2017	2018	2019	2020	2021

	(in thousands)
Estimated future VOBA amortization	$5,464	$4,728	$3,972	$3,350	$2,817

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

6.	POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 were as follows:

	2016	2015

	(in thousands)
Life insurance – domestic	$964	$75
Individual and group annuities and supplementary contracts(2)	446,318	441,595
Other contract liabilities(2)	1,267,739	3,136,992
Individual and group annuities assumed upon reinsurance agreement with Pruco Life(1)	528,210	0
Other contract liabilities assumed upon reinsurance agreement with Pruco Life(1)	6,442,965	0
Total future policy benefits	$8,686,196	$3,578,662

(1)	See Note 1 for additional information.

(2)	Includes assumed reinsurance business from Pruco Life.

Life insurance liabilities include reserves for death benefits. Individual and group annuities and supplementary contract liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities include unearned premiums and certain other reserves for annuities and individual life products.
Future policy benefits for domestic individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 0.0% to 0.0% for setting domestic insurance reserves.
Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values generally range from 0.0% to 8.3%, with approximately 0.1% of the reserves based on an interest rate in excess of 8.0%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 1.4% to 4.1%. See Note 7 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.

Premium deficiency reserves included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves have been recorded for the individual annuity business, which consists of limited-payment, long-duration; and single premium immediate annuities with life contingencies.

Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated were as follows:

	2016	2015

	(in thousands)
Interest-sensitive life contracts	$15,666	$15,832
Individual annuities(2)	1,441,126	1,337,876
Guaranteed interest accounts	893,419	1,062,417
Assumed policyholders' liabilities upon reinsurance agreement with Pruco Life(1)	2,386,678	0
Total policyholders’ account balances	$4,736,889	$2,416,125

(1)	See Note 1 for additional information.

(2)	Includes assumed reinsurance business from Pruco Life.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 3.5% to 6.0% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 0.0% to 6.5%. Interest crediting rates for guaranteed interest accounts range from 0.0% to 5.8%.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2016 and 2015, the Company had the following guarantees associated with its contracts, by product and guarantee type:

	December 31, 2016		December 31, 2015
	In the Event of Death(2)	At Annuitization/ Accumulation(1)(2)	In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts	(in thousands)
Return of net deposits
Account value	$110,194,439	N/A	$34,305,352	N/A
Net amount at risk	$463,423	N/A	$341,707	N/A
Average attained age of contractholders	66 years	N/A	66 years	N/A
Minimum return or contract value
Account value	$24,725,084	$120,237,955	$6,976,880	$34,565,409
Net amount at risk	$3,098,018	$5,041,214	$1,194,988	$2,257,837
Average attained age of contractholders	69 years	66 years	68 years	66 years
Average period remaining until expected annuitization	N/A	0 years	N/A	0 years

(1)	Includes income and withdrawal benefits described herein.

(2)	Includes assumed reinsurance business from Pruco Life.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2016(1)	December 31, 2015

	(in thousands)
Equity funds	$77,133,820	$24,639,438
Bond funds	44,025,867	12,264,741
Money market funds	9,099,337	2,081,684
Total	$130,259,024	$38,985,863

(1)	Amounts include assumed reinsurance business from Pruco Life.

In addition to the above mentioned amounts invested in separate account investment options, $4.7 billion and $2.3 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options as of December 31, 2016 and 2015, respectively. The 2016 amount includes the impact of the Variable Annuities Recapture effective April 1, 2016, as described in Note 1. For the years ended December 31, 2016, 2015 and 2014, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) are accounted for as embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.” The Company and its reinsurance affiliates maintain a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
Variable Annuity	(in thousands)
Balance as of December 31, 2013	$199,870	$778,226	$11,279	$989,375
Incurred guarantee benefits(1)	81,524	2,334,185	8,506	2,424,215
Paid guarantee benefits	(25,909)	0	(724)	(26,633)
Changes in unrealized investment gains and losses	128	0	43	171
Balance as of December 31, 2014	255,613	3,112,411	19,104	3,387,128
Incurred guarantee benefits(1)	43,167	21,666	(4,616)	60,217
Paid guarantee benefits	(29,240)	0	(511)	(29,751)
Changes in unrealized investment gains and losses	(3,663)	0	(113)	(3,776)
Balance as of December 31, 2015	265,877	3,134,077	13,864	3,413,818
Incurred guarantee benefits(1)(2)	43,185	(1,979,215)	(3,683)	(1,939,713)
Paid guarantee benefits(2)	(55,604)	0	(2,209)	(57,813)
Changes in unrealized investment gains and losses(2)	(5,206)	0	(209)	(5,415)
Assumed guarantees upon reinsurance agreement with Pruco Life	389,067	6,552,471	30,130	6,971,668
Balance as of December 31, 2016	$637,319	$7,707,333	$37,893	$8,382,545

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserve as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features accounted for as derivatives.

(2)	Amounts include assumed reinsurance business from Pruco Life.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature, and affiliated reinsurance agreements. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder total account value. In general, but not always, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes, the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB guarantees and certain GMAB guarantees that feature the GRO policyholder benefit, and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB guarantees. Living benefit guarantees that include the asset transfer feature also include GMDB guarantees, and as such, the GMDB risk in these guarantees also benefits from this feature.

Liabilities for guaranteed benefits for GMAB, GMWB and GMIWB features include amounts assumed from an affiliate. See Note 13 for amounts recoverable from reinsurer relating to the ceding of certain embedded derivative liabilities associated with these guaranteed benefits, which are not reflected in the tables above.

Sales Inducements
The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. DSI is included in “Deferred sales inducements” in the Company’s Statements of Financial Position. The Company offered various types of sales inducements. These inducements included: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in DSI, reported as “Interest credited to policyholders’account balances”, are as follows:

Sales Inducements
(in thousands)
Balance as of December 31, 2013	$809,247
Capitalization	11,515
Amortization - Impact of assumption and experience unlocking and true-ups	45,417
Amortization - All other	(204,563)
Change in unrealized investment gains and losses	3,591
Balance as of December 31, 2014	665,207
Capitalization	873
Amortization - Impact of assumption and experience unlocking and true-ups	21,125
Amortization - All other	(206,263)
Change in unrealized investment gains and losses	11,063
Ceded DSI upon reinsurance agreement with Prudential Insurance(1)	(39,253)
Balance as of December 31, 2015	452,752
Capitalization	1,805
Amortization - Impact of assumption and experience unlocking and true-ups	101,424
Amortization - All other	(81,603)
Change in unrealized investment gains and losses	4,915
Assumed DSI upon reinsurance agreement with Pruco Life(1)	499,530
Balance as of December 31, 2016	$978,823

(1)	See Note 1 for additional information.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Statutory net income (loss) of the Company amounted to $(2,018) million, $340 million and $393 million for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory surplus of the Company amounted to $5,718 million and $482 million at December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, the Company's net loss from operations was $(159) million.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve month period without notification or approval, is limited to the lesser of 10% of statutory surplus, as of December 31 of the preceding year, or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company is not permitted to pay a dividend in 2017 without prior notification.
On December 21, 2016 the Company paid an extra-ordinary dividend of $1,140 million to its parent, PAI, which was recorded as a return of capital. On December 22, 2015 and June 29, 2015, the Company paid dividends of $180 million and $270 million, respectively, to PAI. On December 19, 2014 and June 27, 2014, the Company paid dividends of $75 million and $267 million, respectively, to PAI.
9.    INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2016	2015	2014
		(in thousands)
Current tax expense (benefit):
U.S. federal	$2,524,458	$76,175	$(8,499)
State and local	0	0	0
Total	2,524,458	76,175	(8,499)
Deferred tax expense (benefit):
U.S. federal	(3,204,951)	(84,460)	17,103
State and local	0	0	0
Total	(3,204,951)	(84,460)	17,103
Total income tax expense (benefit)	(680,493)	(8,285)	8,604
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(194,446)	(20,708)	7,407
Additional paid-in capital	(9,531)	0	0
Total income tax expense (benefit)	$(884,470)	$(28,993)	$16,011
In July 2014, IRS issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company applied this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2013. As a result of applying such accounting method in 2014, the Company’s 2014 U.S. current tax includes a tax benefit of $59 million and a corresponding reduction of deferred tax assets.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company’s actual income tax expense on continuing operations for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2016	2015	2014

	(in thousands)
Expected federal income tax expense (benefit)	$(619,704)	$57,727	$90,780
Non-taxable investment income	(49,630)	(56,614)	(69,122)
Tax credits	(10,507)	(9,389)	(13,080)
Other	(652)	(9)	26
Total income tax expense (benefit)	$(680,493)	$(8,285)	$8,604
The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD. Additionally, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.
Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2016	2015

	(in thousands)
Deferred tax assets
Insurance reserves	$3,369,384	$156,639
Investments	418,128	0
Net unrealized loss on securities	159,362	0
Other	440	833
Deferred tax assets	3,947,314	157,472
Deferred tax liabilities
VOBA and deferred policy acquisition cost	1,506,010	247,825
Investments	0	4,467
Deferred sales inducements	342,588	158,463
Net unrealized gain on securities	0	32,414
Deferred tax liabilities	1,848,598	443,169
Net deferred tax asset (liability)	$2,098,716	$(285,697)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2016 and 2015. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company’s income (loss) from operations before income taxes includes income (loss) from domestic operations of $(1,771) million, $165 million, and $259 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). As of December 31, 2016, 2015, and 2014 the Company recognized nothing in the Statements of Operations and recognized no liabilities in the Statements of Financial Position for tax-related interest and penalties. The Company had zero unrecognized tax benefits as of December 31, 2016 and 2015. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
At December 31, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.
The Company is participating in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, short-term investments, equity securities and derivative contracts that trade on an active exchange market.
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain short-term investments, certain cash equivalents and certain OTC derivatives.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain fixed maturities, certain equity securities, certain short-term investments, certain cash equivalents, certain highly structured OTC derivative contracts and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,465,025	$0	$0	$4,465,025
Obligations of U.S. states and their political subdivisions	0	89,974	0	0	89,974
Foreign government bonds	0	69,299	87	0	69,386
U.S. corporate public securities	0	1,909,440	15,598	0	1,925,038
U.S. corporate private securities	0	997,004	124,864	0	1,121,868
Foreign corporate public securities	0	217,363	0	0	217,363
Foreign corporate private securities	0	526,504	11,527	0	538,031
Asset-backed securities(5)	0	219,574	31,735	0	251,309
Commercial mortgage-backed securities	0	484,713	0	0	484,713
Residential mortgage-backed securities	0	200,056	0	0	200,056
Subtotal	0	9,178,952	183,811	0	9,362,763
Trading account assets:
U.S Treasury securities and obligations of U.S. government authorities and agencies	0	116,184	0	0	116,184
Corporate securities	0	21,632	0	0	21,632
Asset-backed securities(5)	0	1,697	0	0	1,697
Equity securities	5,494	0	4,864	0	10,358
Subtotal	5,494	139,513	4,864	0	149,871
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	519,000	392,700	450	0	912,150
Cash equivalents	738,449	847,329	375	0	1,586,153
Other long-term investments	23,967	4,872,392	0	(4,582,540)	313,819
Reinsurance recoverables	0	0	240,091	0	240,091
Receivables from parent and affiliates	0	6,962	33,962	0	40,924
Subtotal excluding separate account assets	1,286,910	15,437,866	463,553	(4,582,540)	12,605,789
Separate account assets(2)	0	37,429,739	0	0	37,429,739
Total assets	$1,286,910	$52,867,605	$463,553	$(4,582,540)	$50,035,528
Future policy benefits(3)	$0	$0	$7,707,333	$0	$7,707,333
Payables to parent and affiliates	0	1,654,360	0	(1,654,360)	0
Other liabilities	5,051	0	0	0	5,051
Total liabilities	$5,051	$1,654,360	$7,707,333	$(1,654,360)	$7,712,384

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,154	$0	$0	$12,154
Obligations of U.S. states and their political subdivisions	0	20,212	0	0	20,212
Foreign government bonds	0	49,283	0	0	49,283
U.S. corporate public securities	0	934,109	15,000	0	949,109
U.S. corporate private securities	0	523,298	107,777	0	631,075
Foreign corporate public securities	0	136,222	0	0	136,222
Foreign corporate private securities	0	220,818	4,531	0	225,349
Asset-backed securities(5)	0	104,797	46,493	0	151,290
Commercial mortgage-backed securities	0	215,740	0	0	215,740
Residential mortgage-backed securities	0	133,838	0	0	133,838
Subtotal	0	2,350,471	173,801	0	2,524,272
Trading account assets:
U.S Treasury securities and obligations of U.S. government authorities and agencies	0	0	0	0	0
Corporate securities	0	0	0	0	0
Asset-backed securities	0	0	0	0	0
Equity securities	5,653	0	0	0	5,653
Subtotal	5,653	0	0	0	5,653
Equity securities, available-for-sale	0	17	0	0	17
Short-term investments	157,257	520	450	0	158,227
Cash equivalents	0	0	225	0	225
Other long-term investments(4)	0	135,209	1,565	(21,508)	115,266
Reinsurance recoverables	0	0	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	29,676	7,664	0	37,340
Subtotal excluding separate account assets	162,910	2,515,893	3,196,358	(21,508)	5,853,653
Separate account assets(2)	0	39,250,159	0	0	39,250,159
Total assets	$162,910	$41,766,052	$3,196,358	$(21,508)	$45,103,812
Future policy benefits(3)	$0	$0	$3,134,077	$0	$3,134,077
Payables to parent and affiliates	0	25,277	0	(25,277)	0
Total liabilities	$0	$25,277	$3,134,077	$(25,277)	$3,134,077

(1)
“Netting” amounts represent cash collateral of $2,928 million and $(3.8) million as of December 31, 2016 and 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of December 31, 2016, the net embedded derivative liability position of $7,707 million includes $1,060 million of embedded derivatives in an asset position and $8,767 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $3,134 million includes $34 million of embedded derivatives in an asset position and $3,168 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of December 31, 2016 and 2015 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Trading Account Assets – Trading account assets consist primarily of fixed maturities and equity securities whose fair values are determined consistent with similar instruments described under "Fixed Maturities" and “Equity Securities.”
Equity Securities – Equity securities consist principally of investments in common stock of publicly traded companies, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.
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
The Company's exchange-traded futures include treasury and equity futures. These futures are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques, that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of December 31, 2016, there were no internally valued derivatives with the fair value classified within Level 3. As of December 31, 2015 there were $1.6 million internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain other long-term investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At December 31, 2016 and 2015, the fair values of these investments were $0.4 million and $0.6 million, respectively, which had been previously classified in Level 3 at December 31, 2015.
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
Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity where fair value is determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.
Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Reinsurance Payables” when fair value is in an asset or liability position, respectively. The methods and assumptions used to estimate the fair value are consistent with those described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.
Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.
The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions,

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.
Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve, adjusted for an additional spread relative to LIBOR to reflect NPR.
Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations, and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.
Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.
Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2016
	Internal(1)	External(2)	Total

	(in thousands)
Foreign government bonds	$0	$87	$87
Corporate securities(3)	136,391	15,598	151,989
Asset-backed securities(4)	0	31,735	31,735
Equity securities	1,405	3,459	4,864
Short-term investments	450	0	450
Cash equivalents	375	0	375
Other long-term investments	0	0	0
Reinsurance recoverables	240,091	0	240,091
Receivables from parent and affiliates	0	33,962	33,962
Total assets	$378,712	$84,841	$463,553
Future policy benefits	$7,707,333	$0	$7,707,333
Total liabilities	$7,707,333	$0	$7,707,333

	As of December 31, 2015
	Internal(1)	External(2)	Total

	(in thousands)
Foreign government bonds	$0	$0	$0
Corporate securities(3)	111,295	16,013	127,308
Asset-backed securities(4)	0	46,493	46,493
Equity securities	0	0	0
Short-term investments	450	0	450
Cash equivalents	225	0	225
Other long-term investments(5)	1,565	0	1,565
Reinsurance recoverables	3,012,653	0	3,012,653
Receivables from parent and affiliates	0	7,664	7,664
Total assets	$3,126,188	$70,170	$3,196,358
Future policy benefits	$3,134,077	$0	$3,134,077
Total liabilities	$3,134,077	$0	$3,134,077

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

(1)
Represents valuations reflecting both internally-derived and market inputs as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing-services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities, available-for-sale.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)

	(in thousands)
Assets:
Corporate securities	$136,391	Discounted cash flow	Discount rate	3.24%	17.12%	4.71%	Decrease
		Liquidation	Liquidation Value	98.21%	98.68%	98.64%	Increase
Reinsurance recoverables	$240,091	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$7,707,333	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.25%	1.50%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

	As of December 31, 2015
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)

	(in thousands)
Assets:
Corporate securities	$111,295	Discounted cash flow	Discount rate	3.71%	17.95%	4.43%	Decrease
Reinsurance recoverables	$3,012,653	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$3,134,077	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	63%	95%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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
The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data, and actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2016
	Fixed Maturities Available-For-Sale
	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset- Backed Securities(5)	Commercial Mortgage-Backed Securities
	(in thousands)
Fair value, beginning of period	$0	$15,000	$107,777	$0	$4,531	$46,493	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(4,865)	0	877	(26)	0
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	(8)	0	1,380	1	932	161	0
Net investment income	0	6	5,651	(1)	179	139	0
Purchases	0	0	14,224	0	8,647	72,939	0
Sales	0	0	(105)	0	0	(6,739)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(111)	(1,845)	0	(7,129)	(540)	0
Transfers into Level 3(1)	95	703	10,176	129	8,686	34,984	0
Transfers out of Level 3(1)	0	0	(7,529)	(129)	(5,196)	(115,676)	0
Other(3)	0	0	0	0	0	0	0
Fair Value, end of period	$87	$15,598	$124,864	$0	$11,527	$31,735	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(4,917)	$0	$0	$(26)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2016
	Trading Account Assets - Asset Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available- for-Sale	Short-term Investments	Cash Equivalents
	(in thousands)
Fair value, beginning of period	$0	$0	$0	$450	$225
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	(161)	(123)	0	0	0
Included in other comprehensive income (loss)	0	0	(351)	0	0
Net investment income	0	0	0	0	0
Purchases	0	3,422	351	0	150
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(2,634)	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0
Other(3)	2,795	1,565	0	0	0
Fair Value, end of period	$0	$4,864	$0	$450	$375
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$(123)	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2016
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	(2,852,588)	(13)	(3,791,759)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	50	0
Net investment income	0	0	0	0
Purchases	0	70,448	34,000	0
Sales	0	0	(1,987)	0
Issuances	0	0	0	(781,497)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(2,957)	0
Other(3)	(1,565)	9,578	(2,795)	0
Fair value, end of period	$0	$240,091	$33,962	$(7,707,333)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$59,501	$0	$(3,740,535)
Asset management fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2015(4)
	Fixed Maturities Available-For-Sale
	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset- Backed Securities(5)	Commercial Mortgage- Backed Securities
	(in thousands)
Fair value, beginning of period	$0	$16,860	$98,544	$0	$666	$40,524	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(16)	0	62	9	0
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	(23)	(2,992)	0	(24)	(170)	0
Net investment income	0	9	5,264	0	1	49	0
Purchases	0	0	6,233	0	0	20,053	1,565
Sales	0	0	(1,548)	0	0	(15,878)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(119)	(1,863)	0	(678)	(3,704)	0
Transfers into Level 3(1)	0	0	4,155	0	4,504	34,921	0
Transfers out of Level 3(1)	0	(1,727)	0	0	0	(29,311)	(1,565)
Other	0	0	0	0	0	0	0
Fair value, end of period	$0	$15,000	$107,777	$0	$4,531	$46,493	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2015(4)
	Trading Account Assets - Asset Backed Securities	Trading Account Assets Equity Securities	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair value, beginning of period	$0	$0	$0	$0	$225
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	0	0	450	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0
Other	0	0	0	0	0
Fair value, end of period	$0	$0	$0	$450	$225
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year ended December 31, 2015(4)
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$0	$2,996,154	$22,320	$(3,112,411)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,405	(212,035)	0	217,101
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	(264)	0
Net investment income	0	0	1	0
Purchases	160	228,534	0	0
Sales	0	0	0	0
Issuances	0	0	0	(238,767)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	6,941	0
Transfers out of Level 3(1)	0	0	(21,334)	0
Other	0	0	0	0
Fair value, end of period	$1,565	$3,012,653	$7,664	$(3,134,077)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$1,405	$(117,840)	$0	$119,609
Asset management fees and other income	$0	$0	$0	$0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and other comprehensive income for the year ended December 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2014.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2014(4)
	Fixed Maturities Available-For-Sale
	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset- Backed Securities(5)	Commercial Mortgage-Backed Securities
	(in thousands)
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,423	$0	$169	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$(42)	$(763)	$0	$(41)	$196	$(83)
Net investment income	$0	$37	$4,953	$0	$34	$120	$0
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

	Year Ended December 31, 2014(4)
	Trading Account Assets - Asset Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available-For-Sale	Short-term Investments	Cash Equivalents
	(in thousands)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$15	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$0	$0	$0
Net investment income	$0	$0	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$15	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year ended December 31, 2014 (4)
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Total gains(losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$2,013,931	$0	$(2,088,505)
Asset management fees and other income	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$0	$(420)	$0
Net investment income	$0	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$2,040,238	$0	$(2,115,680)
Asset management fees and other income	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Primarily related to private warrants reclassified from derivatives to trading securities.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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
Notes to Financial Statements - (Continued)

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

	December 31, 2016
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,235,842	$1,235,842	$1,231,893
Policy loans	0	0	12,719	12,719	12,719
Short-term investments	0	35,000	0	35,000	35,000
Cash and cash equivalents	6,886	255,000	0	261,886	261,886
Accrued investment income	0	86,004	0	86,004	86,004
Reinsurance recoverables	0	0	63,775	63,775	63,775
Receivables from parent and affiliates	0	70,779	0	70,779	70,779
Other assets	0	53,858	0	53,858	53,858
Total assets	$6,886	$500,641	$1,312,336	$1,819,863	$1,815,914
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$247,986	$247,986	$250,493
Cash collateral for loaned securities	0	23,350	0	23,350	23,350
Short-term debt	0	28,146	0	28,146	28,101
Long-term debt	0	994,198	0	994,198	971,899
Reinsurance Payables	0	0	63,775	63,775	63,775
Payables to parent and affiliates	0	91,432	0	91,432	91,432
Other liabilities	0	189,366	0	189,366	189,366
Separate account liabilities - investment contracts	0	187	0	187	187
Total liabilities	$0	$1,326,679	$311,761	$1,638,440	$1,618,603

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2015(2)
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$2,793	$448,349	$451,142	$438,172
Policy loans	0	0	13,054	13,054	13,054
Short-term investments	0	0	0	0	0
Cash and cash equivalents	311	0	0	311	311
Accrued investment income	0	22,615	0	22,615	22,615
Reinsurance recoverables	0	0	0	0	0
Receivables from parent and affiliates	0	14,868	0	14,868	14,868
Other assets	0	1,085	0	1,085	1,085
Total assets	$311	$41,361	$461,403	$503,075	$490,105
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$102,438	$102,438	$103,003
Cash collateral for loaned securities	0	10,568	0	10,568	10,568
Short-term debt	0	1,000	0	1,000	1,000
Long-term debt	0	0	0	0	0
Reinsurance payables	0	0	0	0	0
Payables to parent and affiliates	0	25,677	0	25,677	25,677
Other liabilities	0	83,464	0	83,464	83,464
Separate account liabilities - investment contracts	0	293	0	293	293
Total liabilities	$0	$121,002	$102,438	$223,440	$224,005

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

(2)
Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain other long-term investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been conformed to the current period presentation. At December 31, 2016 and December 31, 2015, the fair values of these cost method investments were $3.4 million and $3.3 million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $3.1 million and $3.1 million as of December 31, 2016 and December 31, 2015, respectively.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Commercial Mortgage and Other Loans
The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies and their timing for the loans, prevailing interest rates and credit risk.
Policy Loans
Policy loans carrying value approximates fair value.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.
Reinsurance Recoverables and Reinsurance Payables
Reinsurance recoverables and reinsurance payables include corresponding receivables and payables associated with reinsurance arrangements between the Company and related parties. See Note 13 for additional information about the Company's reinsurance arrangements.
Policyholders’ Account Balances - Investment Contracts
Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.
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
In exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and posts variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission's merchants who are members of a trading exchange.
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
Embedded Derivatives
The Company sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. Related to these embedded derivatives, the Company has entered into reinsurance agreements to transfer the risk associated with certain benefit features to an affiliate, Prudential Insurance. Additionally, the Company assumed variable annuities living benefit guarantees from Pruco Life, excluding PLNJ business which was reinsured to Prudential Insurance. These reinsurance agreements are derivatives accounted for in the same manner as embedded derivatives. See Note 1 for additional information on the change to the reinsurance agreements effective April 1, 2016.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

These derivatives are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 10.
The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host and related reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty and non-performance risk.

	December 31, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$472,701	$38,249	$(2,776)	$115,358	$15,910	$(206)
Total Qualifying Hedges	$472,701	$38,249	$(2,776)	$115,358	$15,910	$(206)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$2,474,000	$23,967	$0	$0	$0	$0
Interest Rate Swaps	81,872,695	4,439,270	(1,163,388)	1,872,750	84,817	(13,452)
Interest Rate Options	10,825,000	278,763	(135,554)	100,000	9,431	0
Interest Rate Forwards	498,311	0	(25,082)	0	0	0
Foreign Currency
Foreign Currency Forwards	1,491	6	0	2,752	23	0
Currency/Interest Rate
Foreign Currency Swaps	130,470	16,627	(635)	77,729	11,220	0
Equity
Equity Futures	1,269,044	0	(5,051)	0	0	0
Total Return Swaps	12,784,166	69,827	(281,193)	217,999	320	(3,626)
Equity Options	4,610,001	29,650	(45,732)	18,286,800	15,054	(7,993)
Total Non-Qualifying Hedges	$114,465,178	$4,858,110	$(1,656,635)	$20,558,030	$120,865	$(25,071)
Total Derivatives (1)	$114,937,879	$4,896,359	$(1,659,411)	$20,673,388	$136,775	$(25,277)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.
The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $7,707 million and $3,134 million as of December 31, 2016 and 2015, respectively. The fair value of the related reinsurance recoverables was an asset of $231 million and $3,013 million as of December 31, 2016 and 2015, respectively, included in "Reinsurance recoverables". See Note 13 for additional information on these reinsurance agreements.
The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance payables", was a net asset of $10 million as of December 31, 2016.
Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements, that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Statements of Financial Position.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,872,392	$(4,582,540)	$289,852	$0	$289,852
Securities purchased under agreements to resell	255,000	0	255,000	(255,000)	0
Total Assets	$5,127,392	$(4,582,540)	$544,852	$(255,000)	$289,852
Offsetting of Financial Liabilities:
Derivatives	$1,654,360	$(1,654,360)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,654,360	$(1,654,360)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$135,210	$(21,508)	$113,702	$(101,288)	$12,414
Offsetting of Financial Liabilities:
Derivatives	$25,277	$(25,277)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 15. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company's accounting policies for securities repurchase and resale agreements, see Note 2 to the Financial Statements.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,006	$9,648	$(3,102)
Total cash flow hedges	0	3,006	9,648	(3,102)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,219,894)	0	0	0
Currency	361	0	0	0
Currency/Interest Rate	11,642	0	516	0
Credit	0	0	0	0
Equity	(1,755,946)	0	0	0
Embedded Derivatives	437,323	0	0	0
Total non-qualifying hedges	(3,526,514)	0	516	0
Total	$(3,526,514)	$3,006	$10,164	$(3,102)

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$608	$1,116	$10,008
Total cash flow hedges	0	608	1,116	10,008
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	20,536	0	0	0
Currency	115	0	0	0
Currency/Interest Rate	8,337	0	202	0
Credit	(3)	0	0	0
Equity	(3,233)	0	0	0
Embedded Derivatives	(24,371)	0	0	0
Total non-qualifying hedges	1,381	0	202	0
Total	$1,381	$608	$1,318	$10,008

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$14	$134	$8,492
Total cash flow hedges	0	14	134	8,492
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	123,327	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	5,934	0	143	0
Credit	(14)	0	0	0
Equity	(23,811)	0	0	0
Embedded Derivatives	(113,549)	0	0	0
Total non-qualifying hedges	(8,113)	0	143	0
Total	$(8,113)	$14	$277	$8,492

(1)	Amounts deferred in AOCI.

For the years ended December 31, 2016, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,653)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	8,640
Amount reclassified into current period earnings	(148)
Balance, December 31, 2014	4,839
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	12,078
Amount reclassified into current period earnings	(2,070)
Balance, December 31, 2015	14,847
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	9,698
Amounts reclassified into current period earnings	(12,800)
Balance, December 31, 2016	$11,745
Using December 31, 2016 values, it is estimated that a pre-tax gain of approximately $5 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2017, offset by amounts pertaining to the hedged item. As of December 31, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Statements of Operations and Comprehensive Income (Loss).
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2016 and 2015.

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

12.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company had made commitments to fund $9 million and $5 million of commercial loans as of December 31, 2016 and 2015, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $121 million and $53 million as of December 31, 2016 and 2015, respectively.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Securities Lending Matter
In 2016, Prudential Financial self-reported to the United States Securities and Exchange Commission (“SEC"), and notified other regulators, that in some cases it failed to maximize securities lending income due to a long-standing restriction benefiting the Prudential Financial that limited the availability of loanable securities for certain separate account investments. Prudential Financial has removed the restriction and substantially implemented a remediation plan for the benefit of customers. Prudential Financial intends to complete the remediation process. The remediation plan remains subject to regulatory review and the Company is cooperating with regulators in their review of this matter.

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
13.    REINSURANCE

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its living benefit features and variable annuity base contracts. Through March 31, 2016, the Company reinsured its living benefit guarantees on certain variable annuity products to Pruco Re and Prudential Insurance, which are the legal entities in which the Company previously executed its living benefit hedging program. Effective April 1, 2016 the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance, as discussed further in Note 1. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance. This reinsurance covers new and in force business and excludes business reinsured externally.

In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit guarantees and base contracts, to Prudential Insurance. See Note 1 for additional information.

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to assume living benefit guarantees from Pruco Life, excluding PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

to the reinsurance agreements effective April 1, 2016. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through "Realized investment gains (losses), net". See Note 11 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company's Statements of Financial Position as of December 31, were as follows:

	2016	2015
	(in thousands)
Reinsurance recoverables	$588,608	$3,088,328
Deferred policy acquisition costs	3,557,248	(73,864)
Deferred sales inducements	520,182	(39,253)
Value of business acquired	(2,357)	(2,632)
Other assets	112,802	0
Policyholders’ account balances	2,576,357	0
Future policy benefits	5,130,753	0
Reinsurance payables(1)	275,822	250,277
Other liabilities	335,713	0

(1)	"Reinsurance payables" includes $0.1 million and $0.2 million of unaffiliated activity as of December 31, 2016 and 2015, respectively.

The reinsurance recoverables by counterparty are broken out below:

	December 31, 2016	December 31, 2015
	(in thousands)
Prudential Insurance	$306,191	$323,363
Pruco Life	282,326	0
Pruco Re	0	2,764,927
Unaffiliated	91	38
Total reinsurance recoverables	$588,608	$3,088,328

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income for the years ended December 31, were as follows:

	2016	2015	2014
	(in thousands)
Premiums:
Direct	$39,326	$33,250	$34,903
Assumed	860,831	0	0
Ceded	(3,318)	(23,463)	0
Net premiums	896,839	9,787	34,903
Policy charges and fee income:
Direct	647,226	743,956	809,072
Assumed	1,153,752	0	0
Ceded(1)	(45,754)	(3,133)	(2,745)
Net policy charges and fee income	1,755,224	740,823	806,327
Asset administration fees and other income:
Direct	103,892	177,479	227,619
Assumed	205,221	0	0
Ceded	(9,729)	0	0
Net asset administration fees and other income	299,384	177,479	227,619
Realized investment gains (losses), net:
Direct	(3,612,578)	247,525	(1,967,588)
Assumed	(81,510)	0	0
Ceded	251,328	(241,473)	1,974,956
Realized investment gains (losses), net	(3,442,760)	6,052	7,368
Policyholders' benefits (including change in reserves):
Direct(3)	74,438	81,719	137,502
Assumed	553,280	0	0
Ceded (2)(3)	(23,661)	(21,258)	(367)
Net policyholders' benefits (including change in reserves)	604,057	60,461	137,135
Interest credited to policyholders’ account balances:
Direct	74,389	225,555	211,058
Assumed	(1,551)	0	0
Ceded	(3,949)	0	0
Net interest credited to policyholders’ account balances	68,889	225,555	211,058
Net reinsurance expense allowances, net of capitalization and amortization(3)	563,027	(6,054)	(3,874)

(1)	"Policy charges and fee income ceded" includes $(2) million, $(3) million and $(3) million of unaffiliated activity for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $(0.3) million, $(0.1) million and $(0.4) million of unaffiliated activity for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Prior period amounts are presented on a basis consistent with the current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

14.    EQUITY
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of "Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance, December 31, 2013	$10	$70,857	$70,867
Change in other comprehensive income before reclassifications	(63)	35,931	35,868
Amounts reclassified from AOCI	0	(14,706)	(14,706)
Income tax benefit (expense)	23	(7,430)	(7,407)
Balance, December 31, 2014	(30)	84,652	84,622
Change in other comprehensive income before reclassifications	(54)	(54,279)	(54,333)
Amounts reclassified from AOCI	0	(4,831)	(4,831)
Income tax benefit (expense)	19	20,689	20,708
Balance, December 31, 2015	(65)	46,231	46,166
Change in other comprehensive income before reclassifications	(20)	(469,356)	(469,376)
Amounts reclassified from AOCI	0	(86,184)	(86,184)
Income tax benefit (expense)	7	194,439	194,446
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)

(1)	Includes cash flow hedges of $12 million, $15 million and $5 million as of December 31, 2016, 2015, and 2014, respectively.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$12,800	$2,070	$148
Net unrealized investment gains (losses) on available-for-sale securities	73,384	2,761	14,558
Total net unrealized investment gains (losses)(4)	86,184	4,831	14,706
Total reclassifications for the period	$86,184	$4,831	$14,706

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 11 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2013	$323	$(116)	$(14)	$(51)	$142
Net investment gains (losses) on investments arising during the period	(11)	0	0	4	(7)
Reclassification adjustment for (gains) losses included in net income	(311)	0	0	109	(202)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	116	0	(41)	75
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	14	(5)	9
Balance, December 31, 2014	1	0	0	16	17
Net investment gains (losses) on investments arising during the period	(9)	0	0	3	(6)
Reclassification adjustment for (gains) losses included in net income	17	0	0	(6)	11
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(3)	0	1	(2)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	0	0	0
Balance, December 31, 2015	9	(3)	0	14	20
Net investment gains (losses) on investments arising during the period	378	0	0	(132)	246
Reclassification adjustment for (gains) losses included in net income	556	0	0	(195)	361
Reclassification adjustment for (gains) losses excluded from net income(1)	(2,204)	0	0	771	(1,433)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(2,130)	0	746	(1,384)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(522)	183	(339)
Balance, December 31, 2016	$(1,261)	$(2,133)	$(522)	$1,387	$(2,529)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2013	$184,727	$(66,452)	$(8,187)	$(39,363)	$70,725
Net investment gains (losses) on investments arising during the period	28,590	0	0	(10,013)	18,577
Reclassification adjustment for (gains) losses included in net income	(14,395)	0	0	5,036	(9,359)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	7,407	0	(2,594)	4,813
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(185)	64	(121)
Balance, December 31, 2014	198,922	(59,045)	(8,372)	(46,870)	84,635
Net investment gains (losses) on investments arising during the period	(86,623)	0	0	30,319	(56,304)
Reclassification adjustment for (gains) losses included in net income	(4,848)	0	0	1,697	(3,151)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	28,580	0	(10,003)	18,577
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	3,776	(1,322)	2,454
Balance, December 31, 2015	107,451	(30,465)	(4,596)	(26,179)	46,211
Net investment gains (losses) on investments arising during the period	(637,597)	0	0	223,159	(414,438)
Reclassification adjustment for (gains) losses included in net income	85,628	0	0	(29,970)	55,658
Reclassification adjustment for (gains) losses excluded from net income(2)	2,204	0	0	(771)	1,433
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(786)	0	275	(511)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(1,068)	374	(694)
Balance, December 31, 2016	$(442,314)	$(31,251)	$(5,664)	$166,888	$(312,341)

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

15.    RELATED PARTY TRANSACTIONS
The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Expense Charges and Allocations
Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.1 million for each of the years ended December 31, 2016, 2015 and 2014. The expense charged to the Company for the deferred compensation program was $0.8 million, $0.6 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $1 million for each of the years ended December 31, 2016, 2015 and 2014.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $2 million, $2 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $108 million, $143 million and $177 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was $4 million for each of the years ended December 31, 2016, 2015 and 2014. Sub-lease rental income, recorded as a reduction to lease expense, was $0.0 million, $0.0 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Assuming that the written service agreement between PALAC and PAIST continues indefinitely, PALAC's allocated future minimum lease payments and sub-lease receipts per year and in aggregate as of December 31, 2016 are as follows:

	Lease	Sub-Lease
	(in thousands)
2017	$3,055	$0
2018	2,992	0
2019	2,742	0
2020	2,992	0
2021	2,992	0
2022 and thereafter	2,992	0
Total	$17,765	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $11 million, $5 million and $6 million for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 11 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $102 million and $45 million as of December 31, 2016 and 2015, respectively. "Net investment income" related to these ventures includes a gain of $5 million, $0.1 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and Prudential Investments LLC (“Prudential Investments”) whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and Prudential Investments related to this agreement was $112 million, $173 million and $221 million for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income.

Affiliated Notes Receivable

Affiliated notes receivable included in "Other assets" at December 31, were as follows:

	Maturity Dates			Interest Rates			2016	2015
							(in thousands)
U.S. Dollar floating rate notes	2025	-	2026	1.36%	-	1.77%	$0	$24,203
U.S. Dollar fixed rate notes	2027	-	2028	2.31%	-	14.85%	40,925	10,423
Euro-denominated fixed rate notes			2025			2.30%	0	2,714
Total long-term notes receivable - affiliated (1)							$40,925	$37,340

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.1 million as of both December 31, 2016 and 2015, and is included in “Other assets”. Revenues related to these loans were $0.9 million, $1 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in “Asset administration fees and other income”.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2016 and 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss), Net of Tax
				(in thousands)
Gibraltar Life Insurance Co Ltd	August 2016	Sale	Fixed Maturity	$11,559	$11,485	$0	$48
Prudential Insurance	September 2016	Sale	Fixed Maturity	$47,066	$36,639	$0	$6,777
Pruco Re	September 2016	Transfer in	Fixed Maturity	$91,586	$80,732	$(7,055)	$0
Debt Agreements
The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company was assigned the below debt from an affiliate as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment as part of the Variable Annuities Recapture. The following table provides the breakout of the Company's short-term and long-term debt with affiliates:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Affiliate	Date Issued	Amount of Notes - December 31, 2016	Amount of Notes - December 31, 2015	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$28,102	$0	1.89%	6/20/2017
Prudential Insurance	4/20/2016	18,734	0	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	0	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	0	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	0	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	0	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	0	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,038	0	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	0	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	0	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	0	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	0	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	0	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	0	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	0	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	0	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	0	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	0	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	0	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	0	3.09%	6/28/2023
Prudential Funding	12/30/2015	0	1,000	5.05%	1/4/2016
Total Loans Payable to Affiliates		$1,000,000	$1,000

Total interest expense to the Company related to loans payable to affiliates was $53 million, $0.0 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contributed Capital and Dividends

In June of 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture, as discussed in Note 1. For the years ended December 31, 2015 and 2014, the Company did not receive any capital contributions.

In December of 2016, there was a $1,140 million return of capital to PAI. In June and December of 2015, the Company paid dividends in the amounts of $270 million and $180 million, respectively, to Prudential Financial. In June and December of 2014, the Company paid dividends in the amounts of $75 million and $267 million, respectively, to PAI.

Reinsurance with affiliates

As discussed in Note 13, the Company participates in reinsurance transactions with certain affiliates.

16.    CONTRACT WITHDRAWAL PROVISIONS
Most of the Company’s separate account liabilities are subject to discretionary withdrawal by contractholders at market value or with market value adjustment. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.
17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31

2016	(in thousands)
Total revenues	$201,095	$(892,563)	$719,985	$(181,460)
Total benefits and expenses	429,590	1,215,062	(149,250)	122,236
Income (loss) from operations before income taxes	(228,495)	(2,107,625)	869,235	(303,696)
Net income (loss)	$(142,665)	$(1,316,230)	$569,649	$(200,842)
2015
Total revenues	$305,682	$279,135	$268,802	$219,952
Total benefits and expenses	331,751	122,886	388,581	65,421
Income (loss) from operations before income taxes	(26,069)	156,249	(119,779)	154,531
Net income (loss)	$(21,302)	$131,914	$(104,826)	$167,431

The variability in the quarterly results for 2016 was primarily due to the Variable Annuities Recapture. See Note 1 for additional information.