Form 10-Q
period 2017-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2017-05-11
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2017, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs or value of business acquired; (8) changes in our financial strength or credit ratings; (9) investment losses, defaults and counterparty non-performance; (10) competition in our product lines and for personnel; (11) changes in tax law; (12) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (13) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (14) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (15) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (16) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (17) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (18) changes in accounting principles, practices or policies; and (19) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
March 31, 2017 and December 31, 2016 (in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2017: $10,078,359; 2016: $9,818,298)	$9,687,098	$9,362,763
Trading account assets, at fair value	152,020	149,871
Equity securities, available-for-sale, at fair value (cost, 2017: $14; 2016: $365)	18	18
Commercial mortgage and other loans	1,275,084	1,231,893
Policy loans	12,319	12,719
Short-term investments	592,068	947,150
Other long-term investments	251,188	551,931
Total investments	11,969,795	12,256,345
Cash and cash equivalents	2,069,220	1,848,039
Deferred policy acquisition costs	4,345,700	4,344,361
Accrued investment income	68,810	86,004
Reinsurance recoverables	551,288	588,608
Income tax receivable	1,842,591	1,978,607
Value of business acquired	29,842	30,287
Deferred sales inducements	963,251	978,823
Receivables from parent and affiliates	100,570	111,703
Other assets	153,999	169,649
Separate account assets	37,810,236	37,429,739
TOTAL ASSETS	$59,905,302	$59,822,165
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$8,144,180	$8,686,196
Policyholders’ account balances	4,688,654	4,736,889
Payables to parent and affiliates	95,097	91,432
Cash collateral for loaned securities	35,297	23,350
Short-term debt	37,710	28,101
Long-term debt	971,899	971,899
Reinsurance payables	268,455	275,822
Other liabilities	466,354	489,007
Separate account liabilities	37,810,236	37,429,739
Total Liabilities	52,517,882	52,732,435
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	8,095,436	8,095,436
Retained earnings/(accumulated deficit)	(430,900)	(693,258)
Accumulated other comprehensive income	(279,616)	(314,948)
Total Equity	7,387,420	7,089,730
TOTAL LIABILITIES AND EQUITY	$59,905,302	$59,822,165
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Three Months Ended March 31,
	2017	2016
REVENUES
Premiums	$18,827	$5,490
Policy charges and fee income	537,306	149,506
Net investment income	102,249	33,010
Asset administration fees and other income	98,802	27,331
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,660)	(3,755)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	5	1,818
Other realized investment gains (losses), net	12,140	(12,305)
Total realized investment gains (losses), net	9,485	(14,242)
Total revenues	766,669	201,095
BENEFITS AND EXPENSES
Policyholders’ benefits	16,773	23,676
Interest credited to policyholders’ account balances	35,383	131,659
Amortization of deferred policy acquisition costs	65,392	207,476
General, administrative and other expenses	269,393	66,779
Total benefits and expenses	386,941	429,590
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	379,728	(228,495)
Income tax expense (benefit)	117,370	(85,830)
NET INCOME (LOSS)	$262,358	$(142,665)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	11	28
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	51,334	25,501
Reclassification adjustment for (gains) losses included in net income	3,013	2,146
Net unrealized investment gains (losses)	54,347	27,647
Other comprehensive income (loss), before tax:	54,358	27,675
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	4	10
Net unrealized investment gains (losses)	19,022	9,676
Total	19,026	9,686
Other comprehensive income (loss), net of tax	35,332	17,989
COMPREHENSIVE INCOME (LOSS)	$297,690	$(124,676)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Comprehensive income:
Net income (loss)			262,358		262,358
Other comprehensive income (loss), net of tax				35,332	35,332
Total comprehensive income (loss)					297,690
Balance, March 31, 2017	$2,500	$8,095,436	$(430,900)	$(279,616)	$7,387,420

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Comprehensive income:
Net income (loss)			(142,665)		(142,665)
Other comprehensive income (loss), net of tax				17,989	17,989
Total comprehensive income (loss)					(124,676)
Balance, March 31, 2016	$2,500	$901,422	$254,165	$64,155	$1,222,242

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$262,358	$(142,665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(447)	102
Realized investment (gains) losses, net	(9,485)	14,242
Depreciation and amortization	(3,546)	1,819
Interest credited to policyholders’ account balances	35,383	131,659
Change in:
Future policy benefits	241,003	64,852
Accrued investment income	17,194	(4,413)
Net receivable from/payable to parent and affiliates	14,862	(64,504)
Deferred sales inducements	(205)	(8)
Deferred policy acquisition costs	(4,048)	207,158
Income taxes	116,991	(87,927)
Reinsurance recoverables, net	5,062	(63,764)
Derivatives, net	(559,206)	(6,366)
Other, net	30,454	(9,197)
Cash flows from (used in) operating activities	146,370	40,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	289,276	74,705
Commercial mortgage and other loans	7,694	5,582
Trading account assets	1,307	540
Policy loans	548	227
Other long-term investments	66,317	415
Short-term investments	939,652	702,478
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(561,955)	(148,237)
Commercial mortgage and other loans	(49,407)	(14,184)
Trading account assets	(953)	(300)
Policy loans	(10)	(109)
Other long-term investments	(1,788)	(2,156)
Short-term investments	(584,277)	(545,014)
Notes receivable from parent and affiliates, net	714	1,941
Derivatives, net	1,081	1
Other, net	2,990	149
Cash flows from (used in) investing activities	111,189	76,038
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	11,947	(6,885)
Net increase/(decrease) in short-term borrowing	9,609	(1,000)
Drafts outstanding	2,348	2,584
Policyholders’ account deposits	571,126	412,276

Ceded policyholders' account deposits	(930)	(16,249)
Policyholders' account withdrawals	(636,328)	(412,798)
Ceded policyholders' account withdrawals	5,850	10,988
Cash flows from (used in) financing activities	(36,378)	(11,084)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221,181	105,942
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,848,039	536
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,069,220	$106,478

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

On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance. The redomestication also resulted in the Company being domiciled in the same jurisdiction as the then primary reinsurer of the Company's living benefit guarantees, Pruco Reinsurance, Ltd. ("Pruco Re"), which enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement. As of April 1, 2016, the Company no longer reinsures its living benefit guarantees to Pruco Re.

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential lnsurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance. For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.

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

For the Variable Annuities Recapture, the Company received invested assets of $7.1 billion as consideration from Pruco Life and established reserves of $9.4 billion. In addition, the Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life. Also, the Company established deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances, which were equivalent to the ceding commission incurred by the Company. For the reinsurance of the variable annuity base contracts, the Company recognized a benefit of $0.3 billion, which was deferred and will subsequently be amortized through General, administrative and other expenses. For the reinsurance of the living benefit guarantees, the Company recognized a loss of $2.6 billion immediately since the reinsurance contract is accounted for as a free-standing derivative.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revision to Prior Period Financial Statements

In 2016, the Company identified errors in the presentation of certain activity related to affiliated reinsurance transactions that impacted several line items within our previously issued Statement of Cash Flows for the interim period ended March 31, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, the Statement of Cash Flows for the three months ended March 31, 2016, which is presented herein, has been revised, as presented below:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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
There have been no ASU adopted during the current quarter ended March 31, 2017.

ASU issued but not yet adopted as of the reporting date March 31, 2017

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
Notes to Unaudited Interim Financial Statements—(Continued)

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

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
Notes to Unaudited Interim Financial Statements—(Continued)

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
		January 1, 2018 using the retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,132,074	$2,661	$501,335	$4,633,400	$0
Obligations of U.S. states and their political subdivisions	91,978	625	2,768	89,835	0
Foreign government bonds	89,511	6,193	162	95,542	0
Public utilities	516,787	15,225	7,625	524,387	0
Redeemable preferred stock	29,562	1,254	168	30,648	0
All other U.S. public corporate securities	1,557,141	75,062	8,684	1,623,519	0
All other U.S. private corporate securities	975,332	29,271	8,535	996,068	(694)
All other foreign public corporate securities	160,432	5,718	715	165,435	0
All other foreign private corporate securities	541,512	9,149	12,903	537,758	0
Asset-backed securities(1)	312,110	3,689	204	315,595	0
Commercial mortgage-backed securities	484,174	6,347	6,388	484,133	0
Residential mortgage-backed securities(2)	187,746	3,663	631	190,778	(5)
Total fixed maturities, available-for-sale	$10,078,359	$158,857	$550,118	$9,687,098	$(699)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$0	$0	$0	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$14	$4	$0	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.0 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,998,652	$2,487	$536,114	$4,465,025	$0
Obligations of U.S. states and their political subdivisions	92,107	566	2,699	89,974	0
Foreign government bonds	64,352	5,404	370	69,386	0
Public utilities	448,349	13,155	10,348	451,156	0
Redeemable preferred stock	29,581	288	633	29,236	0
All other U.S. public corporate securities	1,619,814	73,819	10,153	1,683,480	(771)
All other U.S. private corporate securities	951,324	27,234	13,810	964,748	(694)
All other foreign public corporate securities	183,253	5,410	1,022	187,641	0
All other foreign private corporate securities	501,140	5,349	20,450	486,039	0
Asset-backed securities(1)	248,547	3,227	465	251,309	0
Commercial mortgage-backed securities	484,673	6,793	6,753	484,713	0
Residential mortgage-backed securities(2)	196,506	4,063	513	200,056	(5)
Total fixed maturities, available-for-sale	$9,818,298	$147,795	$603,330	$9,362,763	$(1,470)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$351	$0	$351	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$365	$4	$351	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.2 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,433,715	$501,335	$0	$0	$4,433,715	$501,335
Obligations of U.S. states and their political subdivisions	73,724	2,768	0	0	73,724	2,768
Foreign government bonds	10,293	162	0	0	10,293	162
Public utilities	239,818	5,812	17,496	1,813	257,314	7,625
Redeemable preferred stock	13,393	168	0	0	13,393	168
All other U.S. public corporate securities	479,998	7,501	13,149	1,183	493,147	8,684
All other U.S. private corporate securities	354,270	7,295	4,538	1,240	358,808	8,535
All other foreign public corporate securities	60,542	715	0	0	60,542	715
All other foreign private corporate securities	212,580	7,417	53,735	5,486	266,315	12,903
Asset-backed securities	75,588	201	8,999	3	84,587	204
Commercial mortgage-backed securities	295,109	6,388	0	0	295,109	6,388
Residential mortgage-backed securities	90,906	631	0	0	90,906	631
Total fixed maturities, available-for-sale	$6,339,936	$540,393	$97,917	$9,725	$6,437,853	$550,118
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,254,477	$536,114	$0	$0	$4,254,477	$536,114
Obligations of U.S. states and their political subdivisions	73,885	2,699	0	0	73,885	2,699
Foreign government bonds	32,107	370	0	0	32,107	370
Public utilities	240,041	8,019	17,097	2,329	257,138	10,348
Redeemable preferred stock	12,948	633	0	0	12,948	633
All other U.S. public corporate securities	530,904	8,798	12,981	1,355	543,885	10,153
All other U.S. private corporate securities	453,976	13,632	12,304	178	466,280	13,810
All other foreign public corporate securities	89,962	1,016	9,994	6	99,956	1,022
All other foreign private corporate securities	247,111	11,661	58,214	8,789	305,325	20,450
Asset-backed securities	67,246	439	16,489	26	83,735	465
Commercial mortgage-backed securities	293,651	6,753	0	0	293,651	6,753
Residential mortgage-backed securities	68,283	513	0	0	68,283	513
Total fixed maturities, available-for-sale	$6,364,591	$590,647	$127,079	$12,683	$6,491,670	$603,330
Equity securities, available-for-sale	$0	$351	$0	$0	$0	$351

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

As of March 31, 2017 and December 31, 2016, the gross unrealized losses on fixed maturities were composed of $544.9 million and $594.9 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $5.2 million and $8.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2017, the $9.7 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility and energy sectors of the Company’s corporate securities. As of December 31, 2016, the $12.7 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturities was not warranted at either March 31, 2017 or December 31, 2016. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At December 31, 2016, all of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$628,670	$635,530
Due after one year through five years	1,277,425	1,299,750
Due after five years through ten years	1,313,341	1,353,243
Due after ten years	5,874,893	5,408,069
Asset-backed securities	312,110	315,595
Commercial mortgage-backed securities	484,174	484,133
Residential mortgage-backed securities	187,746	190,778
Total fixed maturities, available-for-sale	$10,078,359	$9,687,098

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$166,834	$30,474
Proceeds from maturities/prepayments	121,865	45,601
Gross investment gains from sales and maturities	75	86
Gross investment losses from sales and maturities	(433)	(295)
OTTI recognized in earnings(2)	(2,655)	(1,937)
Equity securities, available-for-sale:
Proceeds from sales	$0	$0
Gross investment gains from sales	0	0
Gross investment losses from sales	0	0
OTTI recognized in earnings	0	0

(1)	Includes $(0.6) million and $1.4 million of non-cash related proceeds for the three months ended March 31, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” ("OCI"), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

The following tables set forth the amount of pre-tax credit loss impairments on fixed maturities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$1,325	$86
New credit loss impairments	0	1,189
Increases due to the passage of time on previously recorded credit losses	3	0
Reductions for securities which matured, paid down, prepaid or were sold during the period	0	(3)
Reductions for securities impaired to fair value during the period(1)	(520)	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(1)
Balance, end of period	$806	$1,271

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$147,082	$141,218	$147,057	$139,513
Equity securities	7,586	10,802	7,551	10,358
Total trading account assets	$154,668	$152,020	$154,608	$149,871

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $2.1 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of the Company’s commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$294,356	23.1%	$277,296	22.5%
Industrial	281,966	22.1	263,705	21.4
Hospitality	3,890	0.3	3,925	0.3
Office	295,671	23.1	294,304	23.8
Other	92,147	7.2	87,465	7.1
Retail	221,400	17.3	223,252	18.1
Total commercial mortgage loans	1,189,430	93.1	1,149,947	93.2
Agricultural property loans	87,932	6.9	84,235	6.8
Total commercial mortgage and agricultural property loans by property type	1,277,362	100.0%	1,234,182	100.0%
Valuation allowance	(2,278)		(2,289)
Total commercial mortgage and other loans	$1,275,084		$1,231,893

As of March 31, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (13%) and New Jersey (6%)) and included loans secured by properties in Europe and Australia.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,267	$22	$2,289
Addition to (release of) allowance for losses	(24)	13	(11)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,243	$35	$2,278

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$622	$21	$643
Addition to (release of) allowance for losses	1,645	1	1,646
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,267	$22	$2,289

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,243	35	2,278
Total ending balance(1)	$2,243	$35	$2,278
Recorded investment(2):
Individually evaluated for impairment	$1,680	$0	$1,680
Collectively evaluated for impairment	1,187,750	87,932	1,275,682
Total ending balance(1)	$1,189,430	$87,932	$1,277,362

(1)	As of March 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,267	22	2,289
Total ending balance(1)	$2,267	$22	$2,289
Recorded investment(2):
Individually evaluated for impairment	$1,715	$0	$1,715
Collectively evaluated for impairment	1,148,232	84,235	1,232,467
Total ending balance(1)	$1,149,947	$84,235	$1,234,182

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Debt Service Coverage Ratio - March 31, 2017
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$679,334	$15,735	$550	$695,619
60%-69.99%	449,992	3,760	0	453,752
70%-79.99%	101,832	15,372	0	117,204
80% or greater	9,726	1,061	0	10,787
Total loans	$1,240,884	$35,928	$550	$1,277,362

	Debt Service Coverage Ratio - December 31, 2016
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$667,051	$16,921	$4,610	$688,582
60%-69.99%	406,728	0	3,817	410,545
70%-79.99%	108,770	15,493	0	124,263
80% or greater	9,725	0	1,067	10,792
Total loans	$1,192,274	$32,414	$9,494	$1,234,182

The following tables set forth the aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,189,430	$0	$0	$0	$1,189,430	$0
Agricultural property loans	87,932	0	0	0	87,932	0
Total	$1,277,362	$0	$0	$0	$1,277,362	$0

(1)	As of March 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding our policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,149,947	$0	$0	$0	$1,149,947	$0
Agricultural property loans	84,235	0	0	0	84,235	0
Total	$1,234,182	$0	$0	$0	$1,234,182	$0

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)
For additional information regarding our policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

For the three months ended March 31, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three months ended March 31, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both March 31, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Joint ventures and limited partnerships:
Private equity	$30,731	$30,513
Hedge funds	101,784	98,554
Real estate-related	45,519	109,043
Total joint ventures and limited partnerships	178,034	238,110
Derivatives	73,154	313,821
Total other long-term investments	$251,188	$551,931

Net Investment Income

The following table sets forth net investment income by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$81,642	$29,070
Trading account assets	1,105	2
Commercial mortgage and other loans	11,408	4,896
Policy loans	(44)	110
Short-term investments	5,165	204
Other long-term investments	6,771	114
Gross investment income	106,047	34,396
Less: investment expenses	(3,798)	(1,386)
Net investment income	$102,249	$33,010

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth realized investment gains (losses), net, by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities	$(3,013)	$(2,146)
Commercial mortgage and other loans	11	(6)
Joint ventures and limited partnerships	(23)	(480)
Derivatives(1)	12,481	(11,610)
Short term investments and cash	29	0
Realized investment gains (losses), net	$9,485	$(14,242)

(1)	Includes the hedged item offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$(667)	$(1,261)
Fixed maturity securities, available-for-sale — all other	(390,594)	(454,274)
Equity securities, available-for-sale	4	(347)
Affiliated notes	1,114	1,181
Derivatives designated as cash flow hedges(1)	5,926	11,745
Other investments	(560)	(619)
Net unrealized gains (losses) on investments	$(384,777)	$(443,575)

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions.

The following tables set forth the composition of "Cash collateral for loaned securities," as of the dates indicated:

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
Foreign government bonds	$10,647	$0	$0	$0	$10,647
U.S. public corporate securities	22,590	0	0	0	22,590
Foreign public corporate securities	2,060	0	0	0	2,060
Total cash collateral for loaned securities	$35,297	$0	$0	$0	$35,297

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
Foreign government bonds	$10,712	$0	$0	$0	$10,712
U.S. public corporate securities	12,638	0	0	0	12,638
Foreign public corporate securities	0	0	0	0	0
Total cash collateral for loaned securities	$23,350	$0	$0	$0	$23,350

As of March 31, 2017 and December 31, 2016, the Company had no "Securities sold under agreements to repurchase."

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

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain short-term investments, certain cash equivalents and certain over-the-counter ("OTC") derivatives.

Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain fixed maturities, certain equity securities, certain short-term investments, certain cash equivalents and certain highly structured OTC derivative contracts and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,632,420	$980	$0	$4,633,400
Obligations of U.S. states and their political subdivisions	0	89,835	0	0	89,835
Foreign government bonds	0	95,542	0	0	95,542
U.S. corporate public securities	0	1,869,772	1,281	0	1,871,053
U.S. corporate private securities	0	1,057,308	127,492	0	1,184,800
Foreign corporate public securities	0	196,154	0	0	196,154
Foreign corporate private securities	0	613,744	12,064	0	625,808
Asset-backed securities(4)	0	166,726	148,869	0	315,595
Commercial mortgage-backed securities	0	484,133	0	0	484,133
Residential mortgage-backed securities	0	190,778	0	0	190,778
Subtotal	0	9,396,412	290,686	0	9,687,098
Trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	117,089	0	0	117,089
Corporate securities	0	22,430	0	0	22,430
Foreign government securities	0	0	0	0	0
Asset-backed securities(4)	0	1,699	0	0	1,699
Equity securities	5,361	0	5,441	0	10,802
Subtotal	5,361	141,218	5,441	0	152,020
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	110,000	481,618	450	0	592,068
Cash equivalents	762,060	1,240,803	375	0	2,003,238
Other long-term investments	6,825	4,562,229	0	(4,495,920)	73,134
Reinsurance recoverables	0	0	218,531	0	218,531
Receivables from parent and affiliates	0	40,989	0	0	40,989
Subtotal excluding separate account assets	884,246	15,863,287	515,483	(4,495,920)	12,767,096
Separate account assets(2)	0	37,810,236	0	0	37,810,236
Total assets	$884,246	$53,673,523	$515,483	$(4,495,920)	$50,577,332
Future policy benefits(3)	$0	$0	$7,169,218	$0	$7,169,218
Payables to parent and affiliates	0	1,686,981	0	(1,686,981)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,686,981	$7,169,218	$(1,686,981)	$7,169,218

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,465,025	$0	$0	$4,465,025
Obligations of U.S. states and their political subdivisions	0	89,974	0	0	89,974
Foreign government bonds	0	69,299	87	0	69,386
U.S. corporate public securities	0	1,909,440	15,598	0	1,925,038
U.S. corporate private securities	0	997,004	124,864	0	1,121,868
Foreign corporate public securities	0	217,363	0	0	217,363
Foreign corporate private securities	0	526,504	11,527	0	538,031
Asset-backed securities(4)	0	219,574	31,735	0	251,309
Commercial mortgage-backed securities	0	484,713	0	0	484,713
Residential mortgage-backed securities	0	200,056	0	0	200,056
Subtotal	0	9,178,952	183,811	0	9,362,763
Trading account assets:
U.S Treasury securities and obligations of U.S. government authorities and agencies	0	116,184	0	0	116,184
Corporate securities	0	21,632	0	0	21,632
Asset-backed securities(4)	0	1,697	0	0	1,697
Equity securities	5,494	0	4,864	0	10,358
Subtotal	5,494	139,513	4,864	0	149,871
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	519,000	392,700	450	0	912,150
Cash equivalents	738,449	847,329	375	0	1,586,153
Other long-term investments	23,967	4,872,392	0	(4,582,540)	313,819
Reinsurance recoverables	0	0	240,091	0	240,091
Receivables from parent and affiliates	0	6,962	33,962	0	40,924
Subtotal excluding separate account assets	1,286,910	15,437,866	463,553	(4,582,540)	12,605,789
Separate account assets(2)	0	37,429,739	0	0	37,429,739
Total assets	$1,286,910	$52,867,605	$463,553	$(4,582,540)	$50,035,528
Future policy benefits(3)	$0	$0	$7,707,333	$0	$7,707,333
Payable to parent and affiliates	0	1,654,360	0	(1,654,360)	0
Other liabilities	5,051	0	0	0	5,051
Total liabilities	$5,051	$1,654,360	$7,707,333	$(1,654,360)	$7,712,384

(1)
“Netting” amounts represent cash collateral of $2,809 million and $2,928 million as of March 31, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of March 31, 2017, the net embedded derivative liability position of $7,169 million includes $1,115 million of embedded derivatives in an asset position and $8,284 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $7,707 million includes $1,060 million of embedded derivatives in an asset position and $8,767 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of March 31, 2017 and December 31, 2016 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist primarily of fixed maturity securities and equity securities whose fair values are determined consistent with similar instruments described above under "Fixed Maturity Securities" and “Equity Securities”.

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
Notes to Unaudited Interim Financial Statements—(Continued)

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of March 31, 2017 and December 31, 2016, there were no internally valued derivatives with the fair value classified within Level 3, and all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in "Reinsurance Recoverables" or "Reinsurance Payables" when fair value is in an asset or liability position, respectively. The methods and assumptions used to estimate the fair value are consistent with those described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantees.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits, guaranteed minimum withdrawal benefits, and guaranteed minimum income and withdrawal benefits, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three months ended March 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2017
	Internal (1)	External (2)	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$980	$980
Corporate securities(3)	139,556	1,281	140,837
Asset-backed securities(4)	0	148,869	148,869
Equity securities	1,865	3,576	5,441
Short-term investments	450	0	450
Cash equivalents	375	0	375
Reinsurance recoverables	218,531	0	218,531
Receivables from parent and affiliates	0	0	0
Total assets	$360,777	$154,706	$515,483
Future policy benefits	$7,169,218	$0	$7,169,218
Total liabilities	$7,169,218	$0	$7,169,218

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2016
	Internal (1)	External (2)	Total
	(in thousands)
Foreign government bonds	$0	$87	$87
Corporate securities(3)	136,391	15,598	151,989
Asset-backed securities(4)	0	31,735	31,735
Equity securities	1,405	3,459	4,864
Short-term investments	450	0	450
Cash equivalents	375	0	375
Reinsurance recoverables	240,091	0	240,091
Receivables from parent and affiliates	0	33,962	33,962
Total assets	$378,712	$84,841	$463,553
Future policy benefits	$7,707,333	$0	$7,707,333
Total liabilities	$7,707,333	$0	$7,707,333

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

	As of March 31, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$139,556	Discounted cash flow	Discount rate	1.25%	16.83%	4.51%	Decrease
Reinsurance recoverables	$218,531	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$7,169,218	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.19%	1.42%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	14%	25%		Increase

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$136,391	Discounted cash flow	Discount rate	3.24%	17.12%	4.71%	Decrease
		Liquidation	Liquidation value	98.21%	98.68%	98.64%	Increase
Reinsurance recoverables	$240,091	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$7,707,333	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.25%	1.50%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate	See footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

	Three Months Ended March 31, 2017
			Fixed Maturities, Available-For-Sale
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities (3)	Trading Account Assets -Equity Securities
			(in thousands)
Fair value, beginning of period assets/(liabilities)	$0	$87	$15,598	$124,864	$11,527	$31,735	$4,864
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	104	(83)	(1)	0
Asset management fees and other income	0	0	0	0	0	0	226
Included in other comprehensive income (loss)	0	0	(1)	(1,096)	580	160	0
Net investment income	0	0	8	3,353	14	24	0
Purchases	6	0	0	464	26	51,448	0
Sales	0	0	(14,026)	0	0	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(362)	(197)	0	(42)	0
Transfers into Level 3(1)	0	0	1,415	0	0	65,545	0
Transfers out of Level 3(1)	0	(87)	(377)	0	0	0	0
Other(5)	974	0	(974)	0	0	0	351
Fair value, end of period assets/(liabilities)	$980	$0	$1,281	$127,492	$12,064	$148,869	$5,441
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(83)	$(1)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$226

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended March 31, 2017
	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$0	$450	$375	$0	$240,091	$33,962	$(7,707,333)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0	(20,116)	0	784,464
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	351	0	0	0	0	0	0
Net investment income	0	0		0	0		0
Purchases	0	0	0	0	4,873	0	0
Sales	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	(246,349)
Settlements	0	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	(33,962)	0
Other	(351)	0	0	0	(6,317)	0	0
Fair Value, end of period assets/(liabilities)	$0	$450	$375	$0	$218,531	$0	$(7,169,218)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(18,219)	$0	$725,860
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2016
			Fixed Maturities, Available-For-Sale(4)
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(3)	Trading Account Assets - Equity Securities
			(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$0	$15,000	$107,777	$4,531	$46,493	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(962)	0	0	0
Asset management fees and other income	0	0	0	0	0	0	471
Included in other comprehensive income (loss)	0	0	0	(1,437)	(2,538)	(225)	0
Net investment income	0	0	0	1,381	50	54	0
Purchases	0	0	0	119	0	0	0
Sales	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(210)	(1,740)	(440)	0
Transfers into Level 3(1)	0	0	0	10,176	8,686	17,824	0
Transfers out of Level 3(1)	0	0	0	0	0	(987)	0
Other(5)	0	0	0	0	0	0	$1,565
Fair Value, end of period assets/(liabilities)	$0	$0	$15,000	$116,844	$8,989	$62,719	$2,036
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(962)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$470

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended March 31, 2016
	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
			(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$450	$225	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0	624,974	(13)	(650,030)
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0	141	0
Net investment income	0	0	0	0	0	0	0
Purchases	0	0	150	0	55,635	0	0
Sales	0	0	0	0	0	(1,988)	0
Issuances	0	0	0	0	0	0	(58,500)
Settlements	0	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	(2,957)	0
Other(5)	0	0	0	(1,565)	0	0	0
Fair Value, end of period assets/(liabilities)	$0	$450	$375	$0	$3,693,262	$2,847	$(3,842,607)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$643,330	$0	$(669,159)
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture.

(5)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

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

	March 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,284,824	$1,284,824	$1,275,084
Policy loans	0	0	12,319	12,319	12,319
Short-term investments	0	0	0	0	0
Cash and cash equivalents	65,982	0	0	65,982	65,982
Accrued investment income	0	68,810	0	68,810	68,810
Reinsurance recoverables	0	0	62,867	62,867	62,867
Receivables from parent and affiliates	0	59,581	0	59,581	59,581
Other assets	0	47,629	0	47,629	47,629
Total assets	$65,982	$176,020	$1,360,010	$1,602,012	$1,592,272
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$257,400	$257,400	$259,053
Cash collateral for loaned securities	0	35,297	0	35,297	35,297
Short-term debt	0	39,616	0	39,616	37,710
Long-term debt	0	997,433	0	997,433	971,899
Reinsurance payables	0	0	62,867	62,867	62,867
Payables to parent and affiliates	0	95,097	0	95,097	95,097
Other liabilities	0	172,294	0	172,294	172,294
Separate account liabilities - investment contracts	0	162	0	162	162
Total liabilities	$0	$1,339,899	$320,267	$1,660,166	$1,634,379

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,235,842	$1,235,842	$1,231,893
Policy loans	0	0	12,719	12,719	12,719
Short-term investments	0	35,000	0	35,000	35,000
Cash and cash equivalents	6,886	255,000	0	261,886	261,886
Accrued investment income	0	86,004	0	86,004	86,004
Reinsurance recoverable	0	0	63,775	63,775	63,775
Receivables from parent and affiliates	0	70,779	0	70,779	70,779
Other assets	0	53,858	0	53,858	53,858
Total assets	$6,886	$500,641	$1,312,336	$1,819,863	$1,815,914
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$247,986	$247,986	$250,493
Cash collateral for loaned securities	0	23,350	0	23,350	23,350
Short-term debt	0	28,146	0	28,146	28,101
Long-term debt	0	994,198	0	994,198	971,899
Reinsurance payables	0	0	63,775	63,775	63,775
Payables to parent and affiliates	0	91,432	0	91,432	91,432
Other liabilities	0	189,366	0	189,366	189,366
Separate account liabilities - investment contracts	0	187	0	187	187
Total liabilities	$0	$1,326,679	$311,761	$1,638,440	$1,618,603

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value per share (or its equivalent) as a practical expedient. At March 31, 2017 and December 31, 2016, the fair values of these cost method investments were $3.5 million and $3.4 million, respectively. The carrying value of these investments was $3.1 million and $3.1 million as of March 31, 2017 and December 31, 2016.

(2)
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates, and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying values approximate fair values. These assets include: certain short-term investments which are not securities, are recorded at amortized cost and include quality loans, cash and cash equivalents, accrued investment income, and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.

Reinsurance Recoverables and Reinsurance Payables

Reinsurance recoverables and reinsurance payables include corresponding receivables and payables associated with reinsurance arrangements between the Company and related parties. See Note 7 for additional information about the Company's reinsurance arrangements.

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

The Company also uses swaptions, interest rate caps and interest rate floors to manage interest rate risk. A swaption is an option to enter into a swap at a future date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions and interest rate caps and floors are included in interest rate options.

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

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are contracts used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Embedded Derivatives

The Company previously sold variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. Related to these embedded derivatives, the Company has entered into reinsurance agreements to transfer the risk associated with certain benefit features to an affiliate, Prudential Insurance. Additionally, the Company assumed variable annuities living benefit guarantees embedded within the base contracts from Pruco Life, excluding PLNJ business which was reinsured to Prudential Insurance. These reinsurance agreements are derivatives accounted for in the same manner as embedded derivatives. See Note 1 for additional information on the change to the reinsurance agreements effective April 1, 2016.

These derivatives are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

Primary Risks Managed by Derivatives

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

Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting. Derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$543,434	$32,732	$(7,063)	$472,701	$38,249	$(2,776)
Total Qualifying Hedges	$543,434	$32,732	$(7,063)	$472,701	$38,249	$(2,776)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$2,184,000	$6,825	$0	$2,474,000	$23,967	$0
Interest Rate Swaps	86,931,925	4,247,120	(1,227,969)	81,872,695	4,439,270	(1,163,388)
Interest Rate Options	10,324,000	195,589	(119,086)	10,825,000	278,763	(135,554)
Interest Rate Forwards	694,726	2,512	(19,883)	498,311	0	(25,082)
Foreign Currency
Foreign Currency Forwards	1,373	0	(5)	1,491	6	0
Currency/Interest Rate
Foreign Currency Swaps	113,626	15,243	(159)	130,470	16,627	(635)
Equity
Equity Futures	0	0	0	1,269,044	0	(5,051)
Total Return Swaps	11,312,753	17,046	(253,724)	12,784,166	69,827	(281,193)
Equity Options	5,895,000	51,987	(59,092)	4,610,001	29,650	(45,732)
Total Non-Qualifying Hedges	$117,457,403	$4,536,322	$(1,679,918)	$114,465,178	$4,858,110	$(1,656,635)
Total Derivatives (1)	$118,000,837	$4,569,054	$(1,686,981)	$114,937,879	$4,896,359	$(1,659,411)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $7,169 million and $7,707 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables was an asset of $215 million and $231 million as of March 31, 2017 and December 31, 2016, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance payables," was a net asset of $3 million and $10 million as of March 31, 2017 and December 31, 2016, respectively.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statements of Financial Position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,569,054	$(4,495,920)	$73,134	$0	$73,134
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$4,569,054	$(4,495,920)	$73,134	$0	$73,134
Offsetting of Financial Liabilities:
Derivatives	$1,686,981	$(1,686,981)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,686,981	$(1,686,981)	$0	$0	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,872,392	$(4,582,540)	$289,852	$0	$289,852
Securities purchased under agreements to resell	255,000	0	255,000	(255,000)	0
Total Assets	$5,127,392	$(4,582,540)	$544,852	$(255,000)	$289,852
Offsetting of Financial Liabilities:
Derivatives	$1,654,360	$(1,654,360)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,654,360	$(1,654,360)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9.

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

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,331	$(2,702)	$(5,819)
Total cash flow hedges	0	1,331	(2,702)	(5,819)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(168,806)	0	0	0
Currency	(14)	0	0	0
Currency/Interest Rate	(605)	0	(44)	0
Credit	0	0	0	0
Equity	(618,511)	0	0	0
Embedded Derivatives	800,417	0	0	0
Total non-qualifying hedges	12,481	0	(44)	0
Total	$12,481	$1,331	$(2,746)	$(5,819)

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$251	$169	$(4,183)
Total cash flow hedges	0	251	169	(4,183)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	45,149	0	0	0
Currency	(127)	0	0	0
Currency/Interest Rate	(3,058)	0	(34)	0
Credit	0	0	0	0
Equity	(19,413)	0	0	0
Embedded Derivatives	(34,161)	0	0	0
Total non-qualifying hedges	(11,610)	0	(34)	0
Total	$(11,610)	$251	$135	$(4,183)

(1)	Amounts deferred in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

For the three months ended March 31, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$11,745
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2017	(4,207)
Amounts reclassified into current period earnings	(1,612)
Balance, March 31, 2017	$5,926

Using March 31, 2017 values, it is estimated that a pre-tax gain of approximately $6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2018, offset by amounts pertaining to the hedged item. As of March 31, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2017 and December 31, 2016.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company had made commitments to fund $41 million and $9 million of commercial loans as of March 31, 2017 and December 31, 2016, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $77 million and $121 million as of March 31, 2017 and December 31, 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigations and regulatory matters, see Note 12 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$551,288	$588,608
Deferred policy acquisition costs	3,569,578	3,557,248
Deferred sales inducements	512,932	520,182
Value of business acquired	(2,344)	(2,357)
Other assets	103,537	112,802
Policyholders’ account balances	2,627,659	2,576,357
Future policy benefits	4,764,632	5,130,753
Reinsurance payables(1)	268,455	275,822
Other liabilities	334,367	335,713

(1)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both March 31, 2017 and December 31, 2016.

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2017	December 31, 2016
	(in thousands)
Prudential Insurance	$286,076	$306,191
Pruco Life	265,100	282,326
Unaffiliated	112	91
Total reinsurance recoverables	$551,288	$588,608

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	2017	2016(1)
	(in thousands)
Premiums:
Direct	$9,425	$5,788
Assumed	9,635	0
Ceded	(233)	(298)
Net premiums	18,827	5,490
Policy charges and fee income:
Direct	155,671	161,203
Assumed	392,902	0
Ceded(2)	(11,267)	(11,697)
Net policy charges and fee income	537,306	149,506
Asset administration fees and other income:
Direct	31,415	29,705
Assumed	69,803	0
Ceded	(2,416)	(2,374)
Net asset administration fees and other income	98,802	27,331
Realized investment gains (losses), net:
Direct	(559,563)	(630,111)
Assumed	591,422	0
Ceded	(22,374)	615,869
Realized investment gains (losses), net	9,485	(14,242)
Policyholders' benefits (including change in reserves):
Direct	15,207	24,334
Assumed	10,961	0
Ceded	(9,395)	(658)
Net policyholders' benefits (including change in reserves)	16,773	23,676
Interest credited to policyholders’ account balances:
Direct	16,224	142,995
Assumed	19,954	0
Ceded	(795)	(11,336)
Net interest credited to policyholders’ account balances	35,383	131,659
Net reinsurance expense allowances, net of capitalization and amortization	235,203	(20,513)

(1)	Prior period amounts are presented on a basis consistent with the current period presentation.

(2)	"Policy charges and fee income ceded" includes $(0.5) million and $(0.6) million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2017 and 2016 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	11	51,334	51,345
Amounts reclassified from AOCI	0	3,013	3,013
Income tax benefit (expense)	(4)	(19,022)	(19,026)
Balance, March 31, 2017	$(71)	$(279,545)	$(279,616)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	28	25,501	25,529
Amounts reclassified from AOCI	0	2,146	2,146
Income tax benefit (expense)	(10)	(9,676)	(9,686)
Balance, March 31, 2016	$(47)	$64,202	$64,155

(1)
Includes cash flow hedges of $6 million and $12 million as of March 31, 2017 and December 31, 2016, respectively, and $11 million and $15 million as of March 31, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$1,612	$391
Net unrealized investment gains (losses) on available-for-sale securities	(4,625)	(2,537)
Total net unrealized investment gains (losses)(4)	(3,013)	(2,146)
Total reclassifications for the period	$(3,013)	$(2,146)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs and future policy benefits.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of “Net income” for a period that had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(1,261)	$(2,133)	$(522)	$1,387	$(2,529)
Net investment gains (losses) on investments arising during the period	(162)	0	0	57	(105)
Reclassification adjustment for (gains) losses included in net income	751	0	0	(263)	488
Reclassification adjustment for (gains) losses excluded from net income(1)	5	0	0	(2)	3
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	2,002	0	(702)	1,300
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	478	(168)	310
Balance, March 31, 2017	$(667)	$(131)	$(44)	$309	$(533)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(442,314)	$(31,251)	$(5,664)	$166,888	$(312,341)
Net investment gains (losses) on investments arising during the period	61,973	0	0	(21,691)	40,282
Reclassification adjustment for (gains) losses included in net income	(3,764)	0	0	1,317	(2,447)
Reclassification adjustment for (gains) losses excluded from net income(1)	(5)	0	0	2	(3)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(5,723)	0	2,003	(3,720)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(1,205)	422	(783)
Balance, March 31, 2017	$(384,110)	$(36,974)	$(6,869)	$148,941	$(279,012)

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

9.    RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three months ended March 31, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended March 31, 2017 and 2016.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended March 31, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.1 million for both the three months ended March 31, 2017 and 2016.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $27 million for both the three months ended March 31, 2017 and 2016.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was $0.0 million for both the three months ended March 31, 2017 and 2016. Sub-lease rental income, recorded as a reduction to lease expense, was $0.0 million for both the three months ended March 31, 2017 and 2016.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $1 million for the three months ended March 31, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $106 million and $102 million as of March 31, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $3 million and a loss of $1 million for the three months ended March 31, 2017 and 2016, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and Prudential Investments LLC (“Prudential Investments”) whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and Prudential Investments related to this agreement was $27 million and $25 million for the three months ended March 31, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in "Other assets" at March 31, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			March 31, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.31%	-	2.45%	$34,093	$0
U.S. Dollar fixed rate notes	2027	-	2028	2.31%	-	14.85%	6,897	40,925
Total long-term notes receivable - affiliated(1)							$40,990	$40,925

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above include those classified as loans and carried at unpaid principal balance, net of any allowance for losses, and those classified as available-for-sale securities and other trading account assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.3 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively, and is included in “Other assets”. Revenues related to these loans were $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2017 and for the year ended December 31, 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net of Tax
				(in thousands)
Gibraltar Life Insurance Co., Ltd	August 2016	Sale	Fixed Maturities	$11,559	$11,485	$0	$48
Prudential Insurance	September 2016	Sale	Fixed Maturities	$47,066	$36,639	$0	$6,777
Pruco Re	September 2016	Transfer in	Fixed Maturities	$91,586	$80,732	$(7,055)	$0
Pruco Life	January 2017	Sale	Fixed Maturities	$29	$29	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The debt issued during the second quarter of 2016 in the table below was assigned from affiliates as part of the Variable Annuities Recapture, as described further in Note 1. The following table provides the breakout of the Company's short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - March 31, 2017	Amount of Notes - December 31, 2016	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$28,101	$28,101	1.89%	6/20/2017
Prudential Insurance	4/20/2016	18,734	18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	34,000	3.09%	6/28/2023
Prudential Funding, LLC	3/31/2017	9,609	0	1.02%	4/7/2017
Total Loans Payable to Affiliates		$1,009,609	$1,000,000

Total interest expense to the Company related to loans and other payables to affiliates was $13 million and $0.0 million for the three months ended March 31, 2017 and 2016, respectively.

Contributed Capital and Dividends

The Company did not receive any capital contributions through March 31, 2017. In June 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture, as discussed in Note 1.

The Company did not pay any dividends through March 31, 2017. In December 2016, there was a $1,140 million return of capital to PAI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2017, compared with December 31, 2016, and its results of operations for the three months ended March 31, 2017 and 2016. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

DOL Fiduciary Rule
In April 2017, the U.S. Department of Labor (“DOL”) announced a 60-day delay of the applicability date of its new fiduciary rules from April 10, 2017 to June 9, 2017 to allow for an examination of the rules as directed by President Trump in February 2017. In addition, the DOL notice changed certain aspects of the rules’ requirements during the new transition period, which is June 9, 2017 through January 1, 2018.  We are reviewing the delay notice to determine how it will affect us during the new transition period.

Presidential Memorandum Regarding the Financial Stability Oversight Council

In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's process for designating non-bank financial companies for supervision by the Board of Governors of the Federal Reserve System and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the memorandum will ultimately have on the designation process or the Company.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services with respect to these portfolios. However, there was also a reduction in contractual investment management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and contractholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses.

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.

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

The Company's in force business includes both variable and fixed annuities that may include optional guaranteed living benefits guarantees (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”). We also offered fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums.

The reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods.

In contrast, certain of our guaranteed living benefits (e.g., GMAB, GMWB and GMIWB) are accounted for in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews estimates and assumptions used in the preparation of financial statements on an ongoing basis. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

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

DAC and Other Costs

We generally amortize DAC and other costs over the expected life of the contracts in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and the cost related to our guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2017, we assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2016, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2017 versus December 31, 2016

Total assets increased $83 million from $59,822 million at December 31, 2016 to $59,905 million at March 31, 2017. Significant components were:

•	Separate account assets increased $380 million primarily driven by favorable fund performance partially offset by net outflows and policy charges.

Partially offsetting this increase in total assets were the following items:

•	Income tax receivable decreased $136 million primarily due to pre-tax income.

•
Total investments and cash and cash equivalents decreased $65 million primarily driven by the mark to market of living benefit hedges primarily due to favorable market appreciation, partially offset by cash flows from insurance operations.

•
Reinsurance recoverables declined $37 million driven by a reduction related to the reinsured living benefit liability with Prudential Insurance due to a decrease in future expected benefit payments driven by equity market appreciation and rising rates, and a decline in the modco receivable with Pruco Life.

Total liabilities decreased by $214 million, from $52,732 million at December 31, 2016 to $52,518 million at March 31, 2017. Significant components were:

•	Future policy benefits decreased $542 million driven by equity market appreciation and rising rates.

•
Policyholders' account balances decreased $48 million, primarily driven by legacy surrenders and withdrawals, partially offset by assumed premiums and deposits as part of the reinsurance agreement. This decline partially offsets the decrease in total investments and cash and cash equivalents, as discussed above.

Partially offsetting these decreases in total liabilities was the following item:

•	Separate account liabilities increased $380 million, corresponding to the increase in separate account assets described above.

Total equity increased $297 million from $7,090 million at December 31, 2016 to $7,387 million at March 31, 2017, primarily driven by after-tax income of $262 million for the three months ended March 31, 2017.

Results of Operations

Income (Loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison

Income (loss) from operations before income taxes increased $608 million from a loss of $228 million in the first quarter of 2016 to income of $380 million in the first quarter of 2017. Net fee income resulted in a favorable variance of $383 million driven by the assumption of the variable annuities business from Pruco Life as of April 1, 2016. Amortization of DAC and other costs resulted in a favorable variance of $281 million, driven by higher amortization due to NPR gains in the first quarter of 2016 as a result of declining rates and credit spread widening. These increases were partially offset by a $117 million increase in general and administrative expense driven by the commission and expense allowance with Pruco Life as part of the Variable Annuities Recapture.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$40	$(25)
Change in portions of U.S. GAAP liability, before NPR(3)	586	(6)
Change in the NPR adjustment	(693)	36
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(67)	5
Related benefit (charge) to amortization of DAC and other costs	11	(270)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(56)	$(265)

(1) Positive amount represents income; negative amount represents a loss.
(2) Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.
(3) Represents risk margins and valuation methodology differences between the economic liability managed by the Asset Liability Management ("ALM") Strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

For the first quarter of 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $56 million. Net hedging impacts reflect a $40 million net benefit, primarily driven by declining interest rate volatility. Changes in the NPR adjustment resulted in a $693 million net charge, driven by the tightening of credit spreads and net decreases in the base embedded derivative liability before NPR primarily due to equity market appreciation and rising interest rates. Each of these items resulted in partial offsets included in the $11 million related benefit to amortization of DAC and other costs.

For the first quarter of 2016, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $265 million, primarily due to the amortization of DAC and other costs driven by declining interest rates and widening credit spreads.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues increased $0.6 billion, from $0.2 billion for the three months ended March 31, 2016 to $0.8 billion for the three months ended March 31, 2017, primarily driven by an increase of $0.5 billion in policy charges and fee income and asset administration fees and other income, due to the Variable Annuities Recapture, as discussed above.

Benefits and expenses decreased $0.0 billion, from a $0.4 billion for the three months ended March 31, 2016 to $0.4 billion for the three months ended March 31, 2017, driven by a favorable variance in amortization of deferred policy acquisition costs and interest credited to policyholders' account balances of $0.2 billion, as discussed above. Partially offsetting this was an increase in general, administrative and other expenses of $0.2 billion driven by assumed trail commissions and the commission and expense allowance as part of the Variable Annuities Recapture.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of two strategies described below including Product Design Features and an ALM Strategy.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The Company's current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the Company's variable annuity living benefit guarantees. The economic liability the Company manages with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of the Company's ALM strategy executed with derivatives, the Company enters into a range of exchange traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The valuation of the economic liability the Company seeks to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of the Company's own default), as well as risk margins (required by U.S. GAAP but different from the Company's best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intends to manage through our ALM strategy.

As of March 31, 2017
(in millions)
U.S. GAAP liability (including non-performance risk)	$7,169
Non-performance risk adjustment	5,932
Subtotal	13,101
Adjustments including risk margins and valuation methodology differences	(4,670)
Economic liability managed by ALM strategy	$8,431

As of March 31, 2017, our fixed income instruments and derivative assets exceed the economic liability in which the risks reside.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “-Liquidity and Capital Resources-Capital”, below.

Income Taxes

The Company uses a full year projected effective tax rate approach to calculate taxes at interim periods. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”.

Our income tax provision amounted to an income tax expense of $117 million, or 30.9% of income from operations before income taxes in the first quarter of 2017, compared to an income tax benefit of $86 million, or 37.6% of loss from operations before income taxes in the first quarter of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from available sources of funds are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see "Overview-Regulatory Developments-Capital and Prudential Standards" above and “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

On December 21, 2016 the Company returned capital of $1,140 million to its parent, Prudential Annuities, Inc.

Capital Protection Framework

Prudential Financial and the Company employ a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses.

The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our use of captive reinsurance companies.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our liquidity under various stress scenarios, including company-specific and market-wide events. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of March 31, 2017 and December 31, 2016, the Company had liquid assets of $12.5 billion and $12.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.7 billion and $2.8 billion as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $9.3 billion, or 96%, of the fixed maturity investments in Company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating. The remaining $0.4 billion, or 4%, of these fixed maturity investments were rated other than high or highest quality.

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

For the portion of the ALM strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market risks above a designated threshold. The portion of the ALM strategy comprising the hedging portion requires access to liquidity to meet its payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of the ALM strategy may also result in collateral postings on derivatives to or from counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”, as amended, as of March 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ John Chieffo
John Chieffo
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 11, 2017