Form 10-Q
period 2017-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2017-08-11
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2017, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
June 30, 2017 and December 31, 2016 (in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2017: $10,077,628; 2016: $9,818,298)	$9,915,916	$9,362,763
Trading account assets, at fair value	158,202	149,871
Equity securities, available-for-sale, at fair value (cost, 2017: $14; 2016: $365)	18	18
Commercial mortgage and other loans	1,362,482	1,231,893
Policy loans	12,548	12,719
Short-term investments	2,009	947,150
Other long-term investments	179,005	551,931
Total investments	11,630,180	12,256,345
Cash and cash equivalents	3,378,271	1,848,039
Deferred policy acquisition costs	4,762,337	4,344,361
Accrued investment income	85,861	86,004
Reinsurance recoverables	583,483	588,608
Income tax receivable	2,202,612	1,978,607
Value of business acquired	34,094	30,287
Deferred sales inducements	1,099,850	978,823
Receivables from parent and affiliates	101,776	111,703
Other assets	115,425	169,649
Separate account assets	37,816,389	37,429,739
TOTAL ASSETS	$61,810,278	$59,822,165
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$10,308,756	$8,686,196
Policyholders’ account balances	4,703,511	4,736,889
Payables to parent and affiliates	163,935	91,432
Cash collateral for loaned securities	33,029	23,350
Short-term debt	0	28,101
Long-term debt	971,899	971,899
Reinsurance payables	260,755	275,822
Other liabilities	547,473	489,007
Separate account liabilities	37,816,389	37,429,739
Total Liabilities	54,805,747	52,732,435
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	7,995,436	8,095,436
Retained earnings/(accumulated deficit)	(831,483)	(693,258)
Accumulated other comprehensive income (loss)	(161,922)	(314,948)
Total Equity	7,004,531	7,089,730
TOTAL LIABILITIES AND EQUITY	$61,810,278	$59,822,165
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2017 and 2016 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Premiums	$17,334	$842,597	$36,161	$848,087
Policy charges and fee income	553,097	526,019	1,090,403	675,525
Net investment income	104,108	84,820	206,357	117,830
Asset administration fees and other income	105,869	101,695	204,671	129,026
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,073)	0	(4,733)	(3,755)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(100)	0	(95)	1,818
Other realized investment gains (losses), net	(1,504,901)	(2,447,694)	(1,492,761)	(2,459,999)
Total realized investment gains (losses), net	(1,507,074)	(2,447,694)	(1,497,589)	(2,461,936)
Total revenues	(726,666)	(892,563)	40,003	(691,468)
BENEFITS AND EXPENSES
Policyholders’ benefits	49,422	539,603	66,195	563,279
Interest credited to policyholders’ account balances	(125,315)	55,141	(89,932)	186,800
Amortization of deferred policy acquisition costs	(371,567)	77,865	(306,175)	285,341
General, administrative and other expenses	282,218	542,453	551,611	609,232
Total benefits and expenses	(165,242)	1,215,062	221,699	1,644,652
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(561,424)	(2,107,625)	(181,696)	(2,336,120)
Income tax expense (benefit)	(160,841)	(791,395)	(43,471)	(877,225)
NET INCOME (LOSS)	$(400,583)	$(1,316,230)	$(138,225)	$(1,458,895)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	53	(11)	64	17
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	182,283	357,485	233,617	382,987
Reclassification adjustment for (gains) losses included in net income	(1,270)	(87,081)	1,743	(84,935)
Net unrealized investment gains (losses)	181,013	270,404	235,360	298,052
Other comprehensive income (loss), before tax:	181,066	270,393	235,424	298,069
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	18	(4)	22	6
Net unrealized investment gains (losses)	63,354	94,642	82,376	104,318
Total	63,372	94,638	82,398	104,324
Other comprehensive income (loss), net of tax	117,694	175,755	153,026	193,745
COMPREHENSIVE INCOME (LOSS)	$(282,889)	$(1,140,475)	$14,801	$(1,265,150)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Six Months Ended June 30, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Contributed capital		0			0
Assets purchased/transferred from/to affiliates		0			0
Return of capital		(100,000)			(100,000)
Comprehensive income:
Net income (loss)			(138,225)		(138,225)
Other comprehensive income (loss), net of tax				153,026	153,026
Total comprehensive income (loss)					14,801
Balance, June 30, 2017	$2,500	$7,995,436	$(831,483)	$(161,922)	$7,004,531

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Contributed capital		8,421,955			8,421,955
Assets purchased/transferred from/to affiliates		(72,179)			(72,179)
Return of capital		0			0
Comprehensive income:
Net income (loss)			(1,458,895)		(1,458,895)
Other comprehensive income (loss), net of tax				193,745	193,745
Total comprehensive income (loss)					(1,265,150)
Balance, June 30, 2016	$2,500	$9,251,198	$(1,062,065)	$239,911	$8,431,544
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(138,225)	$(1,458,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(663)	(107)
Realized investment (gains) losses, net	1,497,589	2,461,936
Depreciation and amortization	(4,690)	4,449
Interest credited to policyholders’ account balances	(89,932)	186,800
Change in:
Future policy benefits	484,283	315,248
Accrued investment income	143	(56,317)
Net receivables from/payables to parent and affiliates	3,516	(67,903)
Deferred sales inducements	(534)	(1,021)
Deferred policy acquisition costs	(446,552)	184,639
Income taxes	(306,403)	(1,012,760)
Reinsurance recoverables, net	7,319	264,403
Derivatives, net	(60,561)	9,959,323
Deferred (gain)/loss on reinsurance	21,386	311,345
Other, net	50,281	(195,029)
Cash flows from (used in) operating activities	1,016,957	10,896,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	581,713	3,394,668
Commercial mortgage and other loans	39,646	46,114
Trading account assets	1,676	869
Policy loans	846	1,172
Other long-term investments	69,666	1,462
Short-term investments	1,530,778	705,392
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(757,926)	(3,635,594)
Commercial mortgage and other loans	(167,107)	(113,832)
Trading account assets	(1,135)	(1,814)
Policy loans	(295)	(260)
Other long-term investments	(3,830)	(31,020)
Short-term investments	(585,836)	(1,112,514)
Notes receivable from parent and affiliates, net	635	(12,765)
Derivatives, net	(12,616)	(48,220)
Other, net	2,989	0
Cash flows from (used in) investing activities	699,204	(806,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	9,679	1,251
Proceeds from the issuance of debt (maturities longer than 90 days)	0	125,000
Repayments of debt (maturities longer than 90 days)	0	(268,000)
Net increase/(decrease) in short-term borrowing	(28,101)	(1,000)

Drafts outstanding	(6,703)	(4,903)
Distribution to parent	(100,000)	0
Contributed capital	0	781,125
Policyholders’ account deposits	1,253,531	1,135,720
Ceded policyholders' account deposits	(3,925)	(19,498)
Policyholders' account withdrawals	(1,323,972)	(1,191,679)
Ceded policyholders' account withdrawals	13,562	17,188
Cash flows from (used in) financing activities	(185,929)	575,204
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,530,232	10,664,973
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,848,039	536
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,378,271	$10,665,509

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table summarizes the asset transfers related to the Variable Annuities Recapture between the Company and its affiliates.

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

Revision to Prior Period Financial Statements

In 2016, the Company identified errors in the presentation of certain activity related to affiliated reinsurance transactions that impacted several line items within our previously issued Statement of Cash Flows for the interim period ended June 30, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, the Statement of Cash Flows for the six months ended June 30, 2016, which is presented herein, has been revised, as presented below:

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
There have been no ASU adopted during the six months ended June 30, 2017.

ASU issued but not yet adopted as of the reporting date June 30, 2017

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the standard.
January 1, 2018 using the modified retrospective method.
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
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,087,545	$6,516	$335,998	$4,758,063	$0
Obligations of U.S. states and their political subdivisions	101,184	1,207	1,318	101,073	0
Foreign government bonds	110,160	7,059	142	117,077	0
Public utilities	531,414	22,656	2,514	551,556	0
Redeemable preferred stock	29,543	801	26	30,318	0
All other U.S. public corporate securities	1,501,587	84,445	3,871	1,582,161	0
All other U.S. private corporate securities	992,696	34,370	3,022	1,024,044	0
All other foreign public corporate securities	167,126	6,047	451	172,722	0
All other foreign private corporate securities	570,959	18,583	6,046	583,496	0
Asset-backed securities(1)	322,294	3,076	123	325,247	(19)
Commercial mortgage-backed securities	483,673	7,964	4,304	487,333	0
Residential mortgage-backed securities(2)	179,447	3,819	440	182,826	(5)
Total fixed maturities, available-for-sale	$10,077,628	$196,543	$358,255	$9,915,916	$(24)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$0	$0	$0	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$14	$4	$0	$18

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in "Accumulated other comprehensive income (loss)" ("AOCI"), which were not included in earnings. Amount excludes $0.6 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,460,561	$335,998	$0	$0	$4,460,561	$335,998
Obligations of U.S. states and their political subdivisions	72,172	1,318	0	0	72,172	1,318
Foreign government bonds	9,541	142	0	0	9,541	142
Public utilities	84,875	1,227	13,863	1,287	98,738	2,514
Redeemable preferred stock	2,916	26	0	0	2,916	26
All other U.S. public corporate securities	309,507	2,906	12,917	965	322,424	3,871
All other U.S. private corporate securities	156,813	2,500	11,359	522	168,172	3,022
All other foreign public corporate securities	41,294	451	0	0	41,294	451
All other foreign private corporate securities	69,025	1,141	84,907	4,905	153,932	6,046
Asset-backed securities	73,340	120	176	3	73,516	123
Commercial mortgage-backed securities	223,797	4,304	0	0	223,797	4,304
Residential mortgage-backed securities	56,774	440	0	0	56,774	440
Total fixed maturities, available-for-sale	$5,560,615	$350,573	$123,222	$7,682	$5,683,837	$358,255
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,254,477	$536,114	$0	$0	$4,254,477	$536,114
Obligations of U.S. states and their political subdivisions	73,885	2,699	0	0	73,885	2,699
Foreign government bonds	32,107	370	0	0	32,107	370
Public utilities	240,041	8,019	17,097	2,329	257,138	10,348
Redeemable preferred stock	12,948	633	0	0	12,948	633
All other U.S. public corporate securities	530,904	8,798	12,981	1,355	543,885	10,153
All other U.S. private corporate securities	453,976	13,632	12,304	178	466,280	13,810
All other foreign public corporate securities	89,962	1,016	9,994	6	99,956	1,022
All other foreign private corporate securities	247,111	11,661	58,214	8,789	305,325	20,450
Asset-backed securities	67,246	439	16,489	26	83,735	465
Commercial mortgage-backed securities	293,651	6,753	0	0	293,651	6,753
Residential mortgage-backed securities	68,283	513	0	0	68,283	513
Total fixed maturities, available-for-sale	$6,364,591	$590,647	$127,079	$12,683	$6,491,670	$603,330
Equity securities, available-for-sale	$0	$351	$0	$0	$0	$351

As of June 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $355.7 million and $594.9 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2.5 million and $8.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2017, the $7.7 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the consumer non-cyclical, utility and capital goods sectors of the Company’s corporate securities. As of December 31, 2016, the $12.7 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of June 30, 2017, there were no gross unrealized losses on equity securities. As of December 31, 2016, all of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$531,084	$536,561
Due after one year through five years	1,250,571	1,279,220
Due after five years through ten years	1,382,016	1,444,380
Due after ten years	5,928,543	5,660,349
Asset-backed securities	322,294	325,247
Commercial mortgage-backed securities	483,673	487,333
Residential mortgage-backed securities	179,447	182,826
Total fixed maturities, available-for-sale	$10,077,628	$9,915,916

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$100,642	$3,169,434	$267,476	$3,199,908
Proceeds from maturities/prepayments	202,107	149,237	323,972	194,838
Gross investment gains from sales and maturities	3,685	87,833	3,760	87,919
Gross investment losses from sales and maturities	(242)	(752)	(675)	(1,047)
OTTI recognized in earnings(2)	(2,173)	0	(4,828)	(1,937)
Equity securities, available-for-sale:
Proceeds from sales	$0	$0	$0	$0
Gross investment gains from sales	0	0	0	0
Gross investment losses from sales	0	0	0	0
OTTI recognized in earnings	0	0	0	0

(1)	Includes $9.7 million and $0.1 million of non-cash related proceeds for the six months ended June 30, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” ("OCI"), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$806	$1,325	$1,271	$86
New credit loss impairments	366	366	0	0
Increases due to the passage of time on previously recorded credit losses	5	8	6	6
Reductions for securities which matured, paid down, prepaid or were sold during the period	(15)	(15)	(1,841)	(1,844)
Reductions for securities impaired to fair value during the period(1)	(961)	(1,481)	0	1,189
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(3)	0	(1)
Assets transferred to parent and affiliates	0	0	607	607
Balance, end of period	$200	$200	$43	$43

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$147,102	$147,075	$147,057	$139,513
Equity securities	7,418	11,127	7,551	10,358
Total trading account assets	$154,520	$158,202	$154,608	$149,871

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $6.3 million and $13.7 million for the three months ended June 30, 2017 and 2016, respectively, and $8.4 million and $15.6 million for the six months ended June 30, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$315,806	23.1%	$277,296	22.5%
Industrial	287,866	21.1	263,705	21.4
Hospitality	3,854	0.3	3,925	0.3
Office	288,093	21.1	294,304	23.8
Other	115,652	8.5	87,465	7.1
Retail	267,987	19.6	223,252	18.1
Total commercial mortgage loans	1,279,258	93.7	1,149,947	93.2
Agricultural property loans	85,685	6.3	84,235	6.8
Total commercial mortgage and agricultural property loans by property type	1,364,943	100.0%	1,234,182	100.0%
Valuation allowance	(2,461)		(2,289)
Total commercial mortgage and other loans	$1,362,482		$1,231,893

As of June 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (12%) and New Jersey (6%)) and included loans secured by properties in Europe and Australia.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,267	$22	$2,289
Addition to (release of) allowance for losses	140	32	172
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,407	$54	$2,461

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$622	$21	$643
Addition to (release of) allowance for losses	1,645	1	1,646
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,267	$22	$2,289

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,407	54	2,461
Total ending balance(1)	$2,407	$54	$2,461
Recorded investment(2):
Individually evaluated for impairment	$1,644	$0	$1,644
Collectively evaluated for impairment	1,277,614	85,685	1,363,299
Total ending balance(1)	$1,279,258	$85,685	$1,364,943

(1)	As of June 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,267	22	2,289
Total ending balance(1)	$2,267	$22	$2,289
Recorded investment(2):
Individually evaluated for impairment	$1,715	$0	$1,715
Collectively evaluated for impairment	1,148,232	84,235	1,232,467
Total ending balance(1)	$1,149,947	$84,235	$1,234,182

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$732,546	$14,719	$2,289	$749,554
60%-69.99%	498,169	0	0	498,169
70%-79.99%	100,915	15,249	0	116,164
80% or greater	0	0	1,056	1,056
Total loans	$1,331,630	$29,968	$3,345	$1,364,943

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$667,051	$16,921	$4,610	$688,582
60%-69.99%	406,728	0	3,817	410,545
70%-79.99%	108,770	15,493	0	124,263
80% or greater	9,725	0	1,067	10,792
Total loans	$1,192,274	$32,414	$9,494	$1,234,182

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,279,258	$0	$0	$0	$1,279,258	$0
Agricultural property loans	85,685	0	0	0	85,685	0
Total	$1,364,943	$0	$0	$0	$1,364,943	$0

(1)	As of June 30, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,149,947	$0	$0	$0	$1,149,947	$0
Agricultural property loans	84,235	0	0	0	84,235	0
Total	$1,234,182	$0	$0	$0	$1,234,182	$0

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

For the three and six months ended June 30, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For both the three and six months ended June 30, 2017, the Company received no commercial mortgage and other loans from related parties. For both the three and six months ended June 30, 2016, the Company received $580 million of commercial mortgage and other loans from related parties.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three and six months ended June 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both June 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Joint ventures and limited partnerships:
Private equity	$29,817	$30,513
Hedge funds	103,094	98,554
Real estate-related	46,083	109,043
Total joint ventures and limited partnerships	178,994	238,110
Derivatives	11	313,821
Total other long-term investments	$179,005	$551,931

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$82,013	$64,314	$163,655	$93,384
Trading account assets	1,148	1,063	2,253	1,065
Commercial mortgage and other loans	12,128	11,480	23,536	16,376
Policy loans	740	222	696	332
Short-term investments and cash equivalents	7,753	7,493	12,918	7,697
Other long-term investments	4,176	2,873	10,947	2,987
Gross investment income	107,958	87,445	214,005	121,841
Less: investment expenses	(3,850)	(2,625)	(7,648)	(4,011)
Net investment income	$104,108	$84,820	$206,357	$117,830

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities	$1,270	$87,081	$(1,743)	$84,935
Commercial mortgage and other loans	(241)	(1,395)	(230)	(1,401)
Joint ventures and limited partnerships	(11)	0	(34)	0
Derivatives(1)	(1,508,100)	(2,533,802)	(1,495,619)	(2,545,412)
Short-term investments and cash equivalents	8	422	37	(58)
Realized investment gains (losses), net	$(1,507,074)	$(2,447,694)	$(1,497,589)	$(2,461,936)

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$591	$(1,261)
Fixed maturity securities, available-for-sale — all other	(162,303)	(454,274)
Equity securities, available-for-sale	4	(347)
Affiliated notes	1,040	1,181
Derivatives designated as cash flow hedges(1)	(3,378)	11,745
Other investments	(421)	(619)
Net unrealized gains (losses) on investments	$(164,467)	$(443,575)

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of "Cash collateral for loaned securities," which represents the securities loaned to external parties recorded at the value of the cash collateral received, as of the dates indicated:

	June 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)			(in thousands)
Foreign government bonds	$10,841	$0	$10,841	$10,712	$0	$10,712
U.S. public corporate securities	11,815	0	11,815	12,638	0	12,638
Foreign public corporate securities	10,373	0	10,373	0	0	0
Total cash collateral for loaned securities(1)	$33,029	$0	$33,029	$23,350	$0	$23,350

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

As of June 30, 2017 and December 31, 2016, the Company had no "Securities sold under agreements to repurchase."

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

For discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,754,912	$3,151	$0	$4,758,063
Obligations of U.S. states and their political subdivisions	0	101,073	0	0	101,073
Foreign government bonds	0	117,077	0	0	117,077
U.S. corporate public securities	0	1,833,048	1,911	0	1,834,959
U.S. corporate private securities	0	1,108,548	122,609	0	1,231,157
Foreign corporate public securities	0	203,888	0	0	203,888
Foreign corporate private securities	0	665,246	9,047	0	674,293
Asset-backed securities(4)	0	109,744	215,503	0	325,247
Commercial mortgage-backed securities	0	487,333	0	0	487,333
Residential mortgage-backed securities	0	182,826	0	0	182,826
Subtotal	0	9,563,695	352,221	0	9,915,916
Trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	121,410	0	0	121,410
Corporate securities	0	23,968	0	0	23,968
Foreign government securities	0	0	0	0	0
Asset-backed securities(4)	0	1,697	0	0	1,697
Equity securities	5,273	0	5,854	0	11,127
Subtotal	5,273	147,075	5,854	0	158,202
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	0	1,559	450	0	2,009
Cash equivalents	731,753	2,635,394	375	0	3,367,522
Other long-term investments(5)	9	4,965,589	0	(4,965,587)	11
Reinsurance recoverables	0	0	268,337	0	268,337
Receivables from parent and affiliates	0	41,001	0	0	41,001
Subtotal excluding separate account assets	737,035	17,354,331	627,237	(4,965,587)	13,753,016
Separate account assets(2)	0	37,816,389	0	0	37,816,389
Total assets	$737,035	$55,170,720	$627,237	$(4,965,587)	$51,569,405
Future policy benefits(3)	$0	$0	$9,331,040	$0	$9,331,040
Payables to parent and affiliates	0	1,482,908	0	(1,406,616)	76,292
Other liabilities	14,705	0	0	0	14,705
Total liabilities	$14,705	$1,482,908	$9,331,040	$(1,406,616)	$9,422,037

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,465,025	$0	$0	$4,465,025
Obligations of U.S. states and their political subdivisions	0	89,974	0	0	89,974
Foreign government bonds	0	69,299	87	0	69,386
U.S. corporate public securities	0	1,909,440	15,598	0	1,925,038
U.S. corporate private securities	0	997,004	124,864	0	1,121,868
Foreign corporate public securities	0	217,363	0	0	217,363
Foreign corporate private securities	0	526,504	11,527	0	538,031
Asset-backed securities(4)	0	219,574	31,735	0	251,309
Commercial mortgage-backed securities	0	484,713	0	0	484,713
Residential mortgage-backed securities	0	200,056	0	0	200,056
Subtotal	0	9,178,952	183,811	0	9,362,763
Trading account assets:
U.S Treasury securities and obligations of U.S. government authorities and agencies	0	116,184	0	0	116,184
Corporate securities	0	21,632	0	0	21,632
Asset-backed securities(4)	0	1,697	0	0	1,697
Equity securities	5,494	0	4,864	0	10,358
Subtotal	5,494	139,513	4,864	0	149,871
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	519,000	392,700	450	0	912,150
Cash equivalents	738,449	847,329	375	0	1,586,153
Other long-term investments(5)	23,967	4,872,392	0	(4,582,540)	313,819
Reinsurance recoverables	0	0	240,091	0	240,091
Receivables from parent and affiliates	0	6,962	33,962	0	40,924
Subtotal excluding separate account assets	1,286,910	15,437,866	463,553	(4,582,540)	12,605,789
Separate account assets(2)	0	37,429,739	0	0	37,429,739
Total assets	$1,286,910	$52,867,605	$463,553	$(4,582,540)	$50,035,528
Future policy benefits(3)	$0	$0	$7,707,333	$0	$7,707,333
Payable to parent and affiliates	0	1,654,360	0	(1,654,360)	0
Other liabilities	5,051	0	0	0	5,051
Total liabilities	$5,051	$1,654,360	$7,707,333	$(1,654,360)	$7,712,384

(1)
“Netting” amounts represent cash collateral of $3,559 million and $2,928 million as of June 30, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2017, the net embedded derivative liability position of $9,331 million includes $518 million of embedded derivatives in an asset position and $9,849 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $7,707 million includes $1,060 million of embedded derivatives in an asset position and $8,767 million of embedded derivatives in a liability position.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of such investments were $0.3 million and $0.6 million, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$131,656	Discounted cash flow	Discount rate	1.35%		11.84%		4.33%		Decrease
		Market Comparables	EBITDA multiples(8)	6.61	X	6.61	X	6.61	X	Increase
Reinsurance recoverables	$268,337	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$9,331,040	Discounted cash flow	Lapse rate(3)	1%		12%				Decrease
			NPR spread(4)	0.11%		0.99%				Decrease
			Utilization rate(5)	52%		97%				Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate(7)	0%		14%				Decrease
			Equity volatility curve	14%		24%				Increase

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$136,391	Discounted cash flow	Discount rate	3.24%	17.12%	4.71%	Decrease
		Liquidation	Liquidation value	98.21%	98.68%	98.64%	Increase
Reinsurance recoverables	$240,091	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$7,707,333	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.25%	1.50%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

(2)
Future policy benefits primarily represent general account liabilities for the living benefit guarantees of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

(8)
EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are the amounts used when the reporting entity has determined that market participants would use such multiples when pricing investments.

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on the significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within the valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Fixed Maturities, Available-For-Sale
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities (3)	Trading Account Assets -Equity Securities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$980	$0	$1,281	$127,492	$12,064	$148,869	$5,441
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	4	(2,140)	0	9	0
Asset management fees and other income	0	0	0	0	0	0	412
Included in other comprehensive income (loss)	0	0	(14)	986	196	111	0
Net investment income	0	0	7	1,466	9	28	0
Purchases	2,170	0	0	578	26	99,159	0
Sales	0	0	0	(341)	0	(1,595)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(302)	(5,432)	0	(42,510)	0
Transfers into Level 3(1)	0	0	935	0	0	26,921	0
Transfers out of Level 3(1)	0	0	0	0	(3,248)	(15,489)	0
Other(5)	1	0	0	0	0	0	1
Fair value, end of period assets/(liabilities)	$3,151	$0	$1,911	$122,609	$9,047	$215,503	$5,854
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(2,194)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$61

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended June 30, 2017
	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$0	$450	$375	$0	$218,531	$0	$(7,169,218)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0	41,061	0	(1,912,913)
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0	0	0
Net investment income	0	0	0	0	0	0	0
Purchases	0	0	0	0	4,911	0	0
Sales	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	(248,909)
Settlements	0	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0	0
Other(5)	0	0	0	0	3,834	0	0
Fair Value, end of period assets/(liabilities)	$0	$450	$375	$0	$268,337	$0	$(9,331,040)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$43,088	$0	$(1,972,296)
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2017
			Fixed Maturities, Available-For-Sale
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities (3)	Trading Account Assets -Equity Securities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$0	$87	$15,598	$124,864	$11,527	$31,735	$4,864
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	4	(2,036)	(83)	8	0
Asset management fees and other income	0	0	0	0	0	0	638
Included in other comprehensive income (loss)	0	0	(15)	(110)	776	271	0
Net investment income	0	0	15	4,819	23	52	0
Purchases	2,176	0	0	1,042	52	150,607	0
Sales	0	0	(14,026)	(341)	0	(1,595)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	(664)	(5,629)	0	(42,552)	0
Transfers into Level 3(1)	0	0	2,350	0	0	92,466	0
Transfers out of Level 3(1)	0	(87)	(377)	0	(3,248)	(15,489)	0
Other(5)	975	0	(974)	0	0	0	352
Fair value, end of period assets/(liabilities)	$3,151	$0	$1,911	$122,609	$9,047	$215,503	$5,854
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(2,194)	$(83)	$(1)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$287

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

		Six Months Ended June 30, 2017
	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$0	$450	$375	$0	$240,091	$33,962	$(7,707,333)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0	20,945	0	(1,128,449)
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	351	0	0	0	0	0	0
Net investment income	0	0	0	0	0	0	0
Purchases	0	0	0	0	9,784	0	0
Sales	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	(495,258)
Settlements	0	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	(33,962)	0
Other(5)	(351)	0	0	0	(2,483)	0	0
Fair Value, end of period assets/(liabilities)	$0	$450	$375	$0	$268,337	$0	$(9,331,040)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$24,869	$0	$(1,246,436)
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three months ended June 30, 2016
			Fixed Maturities, Available-For-Sale(4)
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(3)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$0	$15,000	$116,844	$8,989	$62,719	$2,036
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0	2	0
Asset management fees and other income	0	0	0	0	0	0	(383)
Included in other comprehensive income (loss)	0	0	0	(1,450)	3,525	263	0
Net investment income	0	0	0	1,400	77	34	0
Purchases	0	0	0	11,108	1,991	54,119	3,423
Sales	0	0	0	0	0	(250)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(214)	0	(48)	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(1,015)	0	(29,468)	0
Other(5)	0	0	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$0	$0	$15,000	$126,673	$14,582	$87,371	$5,076
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$(383)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

		Three months ended June 30, 2016
	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$450	$375	$0	$3,693,262	$2,847	$(3,842,607)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0	(3,352,275)	0	(8,248,454)
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0	(71)	0
Net investment income	0	0	0	0	0	0	0
Purchases	0	0	0	0	4,931	0	0
Sales	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	(235,472)
Settlements	0	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0	0
Other(5)	0	0	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$0	$450	$375	$0	$345,918	$2,776	$(12,326,533)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$35,619	$0	$(8,060,058)
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2016
			Fixed Maturities, Available-For-Sale(4)
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(3)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$0	$15,000	$107,777	$4,531	$46,493	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(962)	0	2	0
Asset management fees and other income	0	0	0	0	0	0	88
Included in other comprehensive income (loss)	0	0	0	(2,887)	987	38	0
Net investment income	0	0	0	2,781	127	88	0
Purchases	0	0	0	11,227	1,990	54,119	3,423
Sales	0	0	0	0	0	(250)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	0	0	(424)	(1,739)	(488)	0
Transfers into Level 3(1)	0	0	0	10,176	8,686	17,824	0
Transfers out of Level 3(1)	0	0	0	(1,015)	0	(30,455)	0
Other(5)	0	0	0	0	0	0	1,565
Fair Value, end of period assets/(liabilities)	$0	$0	$15,000	$126,673	$14,582	$87,371	$5,076
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(962)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$88

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

		Six Months Ended June 30, 2016
	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$450	$225	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	0	(2,727,301)	0	(8,898,484)
Asset management fees and other income	0	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0	69	0
Net investment income	0	0	0	0	0	0	0
Purchases	0	0	150	0	60,566	0	0
Sales	0	0	0	0	0	(2,000)	0
Issuances	0	0	0	0	0	0	(293,972)
Settlements	0	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	(2,957)	0
Other(5)	0	0	0	(1,565)	0	0	0
Fair Value, end of period assets/(liabilities)	$0	$450	$375	$0	$345,918	$2,776	$(12,326,533)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$90,507	$0	$(8,526,179)
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture for the three and six months ended June 30, 2016.

(5)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value. For additional information regarding the methods and significant assumptions used to estimate their fair value, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	June 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,381,851	$1,381,851	$1,362,482
Policy loans	0	0	12,548	12,548	12,548
Short-term investments	0	0	0	0	0
Cash and cash equivalents	10,749	0	0	10,749	10,749
Accrued investment income	0	85,861	0	85,861	85,861
Reinsurance recoverables	0	0	61,646	61,646	61,646
Receivables from parent and affiliates	0	60,775	0	60,775	60,775
Other assets	0	13,178	0	13,178	13,178
Total assets	$10,749	$159,814	$1,456,045	$1,626,608	$1,607,239
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$268,984	$268,984	$267,503
Cash collateral for loaned securities	0	33,029	0	33,029	33,029
Short-term debt	0	0	0	0	0
Long-term debt	0	1,007,432	0	1,007,432	971,899
Reinsurance payables	0	0	61,646	61,646	61,646
Payables to parent and affiliates	0	87,643	0	87,643	87,643
Other liabilities	0	225,753	0	225,753	225,753
Separate account liabilities - investment contracts	0	135	0	135	135
Total liabilities	$0	$1,353,992	$330,630	$1,684,622	$1,647,608

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,235,842	$1,235,842	$1,231,893
Policy loans	0	0	12,719	12,719	12,719
Short-term investments	0	35,000	0	35,000	35,000
Cash and cash equivalents	6,886	255,000	0	261,886	261,886
Accrued investment income	0	86,004	0	86,004	86,004
Reinsurance recoverables	0	0	63,775	63,775	63,775
Receivables from parent and affiliates	0	70,779	0	70,779	70,779
Other assets	0	53,858	0	53,858	53,858
Total assets	$6,886	$500,641	$1,312,336	$1,819,863	$1,815,914
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$247,986	$247,986	$250,493
Cash collateral for loaned securities	0	23,350	0	23,350	23,350
Short-term debt	0	28,146	0	28,146	28,101
Long-term debt	0	994,198	0	994,198	971,899
Reinsurance payables	0	0	63,775	63,775	63,775
Payables to parent and affiliates	0	91,432	0	91,432	91,432
Other liabilities	0	189,366	0	189,366	189,366
Separate account liabilities - investment contracts	0	187	0	187	187
Total liabilities	$0	$1,326,679	$311,761	$1,638,440	$1,618,603

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of these cost method investments were $5.1 million and $3.4 million, respectively. The carrying values of these investments were $4.6 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

5.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•	Interest rate contracts: swaps, options, swaptions, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
•Other contracts: embedded derivatives

For detailed information on these contracts and the related strategies, see Note 11 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	June 30, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$602,178	$24,580	$(19,610)	$472,701	$38,249	$(2,776)
Total Qualifying Hedges	$602,178	$24,580	$(19,610)	$472,701	$38,249	$(2,776)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$2,159,000	$0	$(14,718)	$2,474,000	$23,967	$0
Interest Rate Swaps	90,496,426	4,623,023	(1,096,749)	81,872,695	4,439,270	(1,163,388)
Interest Rate Options	12,310,000	206,275	(108,655)	10,825,000	278,763	(135,554)
Interest Rate Forwards	598,122	1,584	(1,069)	498,311	0	(25,082)
Foreign Currency
Foreign Currency Forwards	7,685	0	(34)	1,491	6	0
Currency/Interest Rate
Foreign Currency Swaps	142,655	11,974	(1,497)	130,470	16,627	(635)
Equity
Equity Futures	24,209	9	0	1,269,044	0	(5,051)
Total Return Swaps	12,041,915	33,463	(202,253)	12,784,166	69,827	(281,193)
Equity Options	6,135,000	64,679	(53,028)	4,610,001	29,650	(45,732)
Total Non-Qualifying Hedges	$123,915,012	$4,941,007	$(1,478,003)	$114,465,178	$4,858,110	$(1,656,635)
Total Derivatives (1)	$124,517,190	$4,965,587	$(1,497,613)	$114,937,879	$4,896,359	$(1,659,411)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting. Derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $9,331 million and $7,707 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables was an asset of $261 million and $231 million as of June 30, 2017 and December 31, 2016, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance payables," was a net asset of $7 million and $10 million as of June 30, 2017 and December 31, 2016, respectively.

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

	June 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,965,587	$(4,965,587)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$4,965,587	$(4,965,587)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$1,497,613	$(1,406,616)	$90,997	$(90,997)	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,872,392	$(4,582,540)	$289,852	$0	$289,852
Securities purchased under agreements to resell	255,000	0	255,000	(255,000)	0
Total Assets	$5,127,392	$(4,582,540)	$544,852	$(255,000)	$289,852
Offsetting of Financial Liabilities:
Derivatives	$1,654,360	$(1,654,360)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,514	$(3,110)	$(9,304)
Total cash flow hedges	0	1,514	(3,110)	(9,304)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	734,805	0	0	0
Currency	(63)	0	0	0
Currency/Interest Rate	(10,749)	0	(234)	0
Equity	(396,574)	0	0	0
Embedded Derivatives	(1,835,519)	0	0	0
Total non-qualifying hedges	(1,508,100)	0	(234)	0
Total	$(1,508,100)	$1,514	$(3,344)	$(9,304)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,845	$(5,812)	$(15,123)
Total cash flow hedges	0	2,845	(5,812)	(15,123)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	565,999	0	0	0
Currency	(77)	0	0	0
Currency/Interest Rate	(11,354)	0	(278)	0
Equity	(1,015,085)	0	0	0
Embedded Derivatives	(1,035,102)	0	0	0
Total non-qualifying hedges	(1,495,619)	0	(278)	0
Total	$(1,495,619)	$2,845	$(6,090)	$(15,123)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$794	$5,375	$3,426
Total cash flow hedges	0	794	5,375	3,426
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,506,409	0	0	0
Currency	247	0	0	0
Currency/Interest Rate	10,929	0	241	0
Equity	(467,147)	0	0	0
Embedded Derivatives	(4,584,240)	0	0	0
Total non-qualifying hedges	(2,533,802)	0	241	0
Total	$(2,533,802)	$794	$5,616	$3,426

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,045	$5,545	$(757)
Total cash flow hedges	0	1,045	5,545	(757)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,551,558	0	0	0
Currency	121	0	0	0
Currency/Interest Rate	7,871	0	206	0
Equity	(486,561)	0	0	0
Embedded Derivatives	(4,618,401)	0	0	0
Total non-qualifying hedges	(2,545,412)	0	206	0
Total	$(2,545,412)	$1,045	$5,751	$(757)

(1)	Amounts deferred in AOCI.

For both the three and six months ended June 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$11,745
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2017	(15,500)
Amounts reclassified into current period earnings	377
Balance, June 30, 2017	$(3,378)

Using June 30, 2017 values, it is estimated that a pre-tax gain of approximately $6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2018, offset by amounts pertaining to the hedged item. As of June 30, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of June 30, 2017 and December 31, 2016.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions. The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $82 million and $9 million of commercial loans as of June 30, 2017 and December 31, 2016, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $278 million and $121 million as of June 30, 2017 and December 31, 2016, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

7.    REINSURANCE

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its living benefit guarantees and variable annuity base contracts. Through March 31, 2016 the Company reinsured its living benefit guarantees on certain variable annuity products to Pruco Re and Prudential Insurance, which are the legal entities in which the Company previously executed its living benefit hedging program. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance, as discussed further in Note 1. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance. This reinsurance covers new and in force business and excludes business reinsured externally.

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

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$583,483	$588,608
Deferred policy acquisition costs	3,873,306	3,557,248
Deferred sales inducements	580,729	520,182
Value of business acquired	(2,655)	(2,357)
Other assets	99,568	112,802
Policyholders’ account balances	2,689,017	2,576,357
Future policy benefits	6,360,118	5,130,753
Reinsurance payables(1)	260,755	275,822
Other liabilities(2)	351,772	335,713

(1)	"Reinsurance payables" includes $0.2 million and $0.1 million of unaffiliated activity as of June 30, 2017 and December 31, 2016, respectively.

(2)	"Other liabilities" includes $(0.1) million and $0.0 million of unaffiliated activity as of June 30, 2017 and December 31, 2016, respectively.

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2017	December 31, 2016
	(in thousands)
Prudential Insurance	$328,614	$306,191
Pruco Life	254,778	282,326
Unaffiliated	91	91
Total reinsurance recoverables	$583,483	$588,608

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
	(in thousands)
Premiums:
Direct	$8,763	$11,260	$18,188	$17,048
Assumed	9,918	831,337	19,553	831,337
Ceded	(1,347)	0	(1,580)	(298)
Net premiums	17,334	842,597	36,161	848,087
Policy charges and fee income:
Direct	159,622	163,088	315,293	324,292
Assumed	404,487	374,295	797,389	374,295
Ceded(2)	(11,012)	(11,364)	(22,279)	(23,062)
Net policy charges and fee income	553,097	526,019	1,090,403	675,525
Asset administration fees and other income:
Direct	35,984	37,726	67,399	67,431
Assumed	72,308	66,409	142,111	66,409
Ceded	(2,423)	(2,440)	(4,839)	(4,814)
Net asset administration fees and other income	105,869	101,695	204,671	129,026
Realized investment gains (losses), net:
Direct	(187,273)	1,547,312	(746,836)	917,202
Assumed	(1,358,844)	(3,761,202)	(767,422)	(3,761,202)
Ceded	39,043	(233,804)	16,669	382,064
Realized investment gains (losses), net	(1,507,074)	(2,447,694)	(1,497,589)	(2,461,936)
Policyholders' benefits (including change in reserves):
Direct	11,359	14,301	26,566	38,636
Assumed	11,430	535,187	22,391	535,187
Ceded(3)	26,633	(9,885)	17,238	(10,544)
Net policyholders' benefits (including change in reserves)	49,422	539,603	66,195	563,279
Interest credited to policyholders’ account balances:
Direct	(64,046)	8,867	(47,822)	151,863
Assumed	(63,405)	46,094	(43,451)	46,094
Ceded	2,136	180	1,341	(11,157)
Net interest credited to policyholders’ account balances	(125,315)	55,141	(89,932)	186,800
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(4)	(62,356)	539,958	172,847	519,446

(1)	Prior period amounts are presented on a basis consistent with the current period presentation.

(2)
"Policy charges and fee income ceded" includes $0.5 million and $0.4 million of unaffiliated activity for the three months ended June 30, 2017 and 2016, respectively, and $1 million for both the six months ended June 30, 2017 and 2016.

(3)
"Policyholders' benefits (including change in reserves) ceded" includes $0.0 million and $0.2 million of unaffiliated activity for both the three and six months ended June 30, 2017 and 2016, respectively.

(4)	Prior period amounts have been revised to correct previously reported numbers.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2017 and 2016 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	64	233,617	233,681
Amounts reclassified from AOCI	0	1,743	1,743
Income tax benefit (expense)	(22)	(82,376)	(82,398)
Balance, June 30, 2017	$(36)	$(161,886)	$(161,922)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	17	382,987	383,004
Amounts reclassified from AOCI	0	(84,935)	(84,935)
Income tax benefit (expense)	(6)	(104,318)	(104,324)
Balance, June 30, 2016	$(54)	$239,965	$239,911

(1)
Includes cash flow hedges of $(3) million and $12 million as of June 30, 2017 and December 31, 2016, respectively, and $14 million and $15 million as of June 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(1,989)	$5,256	$(377)	$5,647
Net unrealized investment gains (losses) on available-for-sale securities	3,259	81,825	(1,366)	79,288
Total net unrealized investment gains (losses)(4)	1,270	87,081	(1,743)	84,935
Total reclassifications for the period	$1,270	$87,081	$(1,743)	$84,935

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs, other costs and future policy benefits.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(1,261)	$(2,133)	$(522)	$1,387	$(2,529)
Net investment gains (losses) on investments arising during the period	(236)	0	0	83	(153)
Reclassification adjustment for (gains) losses included in net income	2,027	0	0	(709)	1,318
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	61	0	0	(21)	40
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,228	0	(429)	799
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	400	(141)	259
Balance, June 30, 2017	$591	$(905)	$(122)	$170	$(266)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(442,314)	$(31,251)	$(5,664)	$166,888	$(312,341)
Net investment gains (losses) on investments arising during the period	281,087	0	0	(98,382)	182,705
Reclassification adjustment for (gains) losses included in net income	(3,770)	0	0	1,320	(2,450)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(61)	0	0	21	(40)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(37,422)	0	13,098	(24,324)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(7,953)	2,783	(5,170)
Balance, June 30, 2017	$(165,058)	$(68,673)	$(13,617)	$85,728	$(161,620)

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three and six months ended June 30, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $0.2 million for both the three months ended June 30, 2017 and 2016, and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended June 30, 2017 and 2016, and $0.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended June 30, 2017 and 2016, and $0.9 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.1 million for both the three months ended June 30, 2017 and 2016, and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $27 million for both the three months ended June 30, 2017 and 2016, and $54 million for both the six months ended June 30, 2017 and 2016.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $9 million and $2 million for the three months ended June 30, 2017 and 2016, respectively, and $13 million and $5 million for the six months ended June 30, 2017 and 2016, respectively.

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was $0.0 million for both the three and six months ended June 30, 2017 and 2016. Sub-lease rental income, recorded as a reduction to lease expense, was $0.0 million for both the three and six months ended June 30, 2017 and 2016.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended June 30, 2017 and 2016, and $6 million and $4 million for the six months ended June 30, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $107 million and $102 million as of June 30, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $2 million for both the three months ended June 30, 2017 and 2016, and a gain of $5 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $28 million for both the three months ended June 30, 2017 and 2016, and $55 million for both the six months ended June 30, 2017 and 2016. These revenues are recorded as “Asset administration fees and other income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Other assets" at June 30, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			June 30, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.45%	-	2.59%	$34,179	$0
U.S. Dollar fixed rate notes	2027	-	2028	2.31%	-	14.85%	6,822	40,925
Total long-term notes receivable - affiliated(1)							$41,001	$40,925

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.5 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively, and is included in “Other assets”. Revenues related to these loans were $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2017 and for the year ended December 31, 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net of Tax
				(in thousands)
Gibraltar Life Insurance Co., Ltd	August 2016	Sale	Fixed Maturities	$11,559	$11,485	$0	$48
Prudential Insurance	September 2016	Sale	Fixed Maturities	$47,066	$36,639	$0	$6,777
Pruco Re	September 2016	Transfer in	Fixed Maturities	$91,586	$80,732	$(7,055)	$0
Pruco Life	January 2017	Sale	Fixed Maturities	$29	$29	$0	$0

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

Affiliate	Date Issued	Amount of Notes - June 30, 2017	Amount of Notes - December 31, 2016	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$28,101	1.89%	6/20/2017
Prudential Insurance	4/20/2016	18,734	18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$971,899	$1,000,000

Total interest expense to the Company related to loans and other payables to affiliates was $16 million and $18 million for the three months ended June 30, 2017 and 2016, respectively, and $29 million and $18 million for the six months ended June 30, 2017 and 2016, respectively.

Contributed Capital and Dividends

In June 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture, as discussed in Note 1.

The Company did not pay any dividends through June 30, 2017. In June 2017, there was a $100 million return of capital to PAI. In December 2016, there was a $1,140 million return of capital to PAI.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2017, compared with December 31, 2016, and its results of operations for the three and six months ended June 30, 2017 and 2016. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture". After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into PALAC.

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

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018.   In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL has issued a request for information seeking public comment on the rules and a possible delay of the January 1, 2018 applicability date.  The Secretary of Labor has also stated that he will seek to engage with the SEC on the rules, and in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. In addition, the National Association of Insurance Commissioners ("NAIC") has formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities.  We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to some of our business.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council - In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the "Council") process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the "FRB") and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or the Company.

The Financial CHOICE Act - In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.

Resolution Planning - In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Impact of a Low Interest Rate Environment

As a financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:
• investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
• insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”)/value of business acquired (“VOBA”) and market experience true-ups;
• customer account values, including their impact on fee income;
• fair value of, and possible impairments on intangible assets;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Risks Relating to Economic and Market Conditions” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenues and Expenses

The Company earns revenues principally from policy charges, fee income, asset administration fees from insurance and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits and costs of managing risk related to these products, interest credited to contractholders' account balances, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products it sold.

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

DAC and Other Costs

We generally amortize DAC and other costs over the expected life of the contracts in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and the cost related to our guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit guarantees of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2017, we assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors, including asset durations, asset allocations and other factors. We generally update the near-term equity rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2017 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to 3.75% over ten years. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

Changes in Financial Position

June 30, 2017 versus December 31, 2016

Total assets increased $2.0 billion from $59.8 billion at December 31, 2016 to $61.8 billion at June 30, 2017. Significant components were:

•
Total investments and cash and cash equivalents increased $0.9 billion primarily driven by cash flows from insurance operations and unrealized gains on investments due to a decline in rates, partially offset by a decline in affiliated derivative assets due to favorable equity markets.

•	DAC and DSI increased $0.5 billion primarily due to non-performance risk ("NPR") losses driven by credit spread tightening.

•	Separate account assets increased $0.4 billion primarily driven by market appreciation partially offset by net outflows and policy charges.

•	Income tax receivable increased $0.2 billion primarily due to a pre-tax loss, as discussed below.

Total liabilities increased by $2.1 billion, from $52.7 billion at December 31, 2016 to $54.8 billion at June 30, 2017. Significant components were:

•	Future policy benefits increased $1.6 billion primarily driven by changes in the NPR adjustment as a result of credit spread tightening.

•	Separate account liabilities increased $0.4 billion, corresponding to the increase in separate account assets described above.

Total equity decreased $0.1 billion from $7.1 billion at December 31, 2016 to $7.0 billion at June 30, 2017, primarily driven by an after-tax loss of $0.1 billion for the six months ended June 30, 2017 and a return of capital of $0.1 billion, partially offset by an increase in unrealized gains on investments, as discussed above.

Results of Operations

Loss from Operations before Income Taxes

2017 to 2016 Three Months Comparison

Loss from operations before income taxes decreased $1.5 billion from a loss of $2.1 billion in the second quarter of 2016 to a loss of $0.6 billion in the second quarter of 2017, primarily driven by favorable variance of $2.9 billion for recapture and reinsurance losses for the three months ended June 30, 2016, driven by the Variable Annuities Recapture. Partially offsetting this was an unfavorable variance from the annual review and update of assumptions and other refinements. See table below for more information.

2017 to 2016 Six Months Comparison

Loss from operations before income taxes decreased $2.1 billion from a loss of $2.3 billion for the first six months of 2016 to a loss of $0.2 billion for the first six months of 2017, primarily driven by favorable variance of $2.9 billion for recapture and reinsurance losses for the six months ended June 30, 2016, driven by the Variable Annuities Recapture. Partially offsetting this was an unfavorable variance from the annual review and update of assumptions and other refinements. See table below for more information.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in millions)(1)		(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$313	$(380)	$354	$(405)
Change in portions of U.S. GAAP liability, before NPR(3)	(308)	(529)	277	(535)
Change in the NPR adjustment	(1,364)	(131)	(2,058)	(95)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(1,359)	(1,040)	(1,427)	(1,035)
Related benefit (charge) to amortization of DAC and other costs	303	196	315	(74)
Net impact of assumption updates and other refinements	(75)	1,390	(75)	1,390
Recapture and reinsurance gains (losses)	—	(2,866)	—	(2,866)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(1,131)	$(2,320)	$(1,187)	$(2,585)

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

The net charges of $1,131 million and $1,187 million for the three and six months ended June 30, 2017, respectively, predominantly reflected the impact from changes in the NPR adjustment as a result of tightening credit spreads. Partial offsets are included in the $303 million and $315 million related benefits to amortization of DAC and other costs for the three and six months ended June 30, 2017, respectively.

Excluding the impacts of the Variable Annuities Recapture of $2,866 million, the net benefits of $546 million and $281 million for the three and six months ended June 30, 2016, respectively, primarily reflected the impact of a $1,390 million net benefit from our annual reviews and update of assumptions and other refinements, driven by modifications to both our actuarial assumptions, including updates to expected withdrawal rates, as well as economic assumptions. Partially offsetting this was a loss of $357 million due to hedging to an amount that differs from the Company’s hedge target definition, primarily resulting from the utilization of capital management strategies to manage a portion of our interest rate risk. Results for both periods also reflected the changes in the portions of the U.S. GAAP liability that are excluded from our hedge target, net of related impacts to the amortization of DAC and other costs.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues increased $0.2 billion, from $(0.9) billion for the three months ended June 30, 2016 to $(0.7) billion for the three months ended June 30, 2017, primarily driven by a decline of $0.9 billion in realized investment losses, as discussed above, partially offset by a decline of $0.8 billion in premiums mainly due to the consideration received for the Variable Annuities Recapture in the second quarter of 2016.

Benefits and expenses decreased $1.4 billion, from an expense of $1.2 billion for the three months ended June 30, 2016 to a benefit of $0.2 billion for the three months ended June 30, 2017, primarily driven by favorable adjustments of $0.6 billion to the amortization of deferred policy acquisition costs and interest credited to policyholders' account balances primarily due to a favorable variance related to the annual review and update of assumptions and other refinements, and higher NPR losses resulting from credit spread tightening in the current period. Policyholders' benefits decreased $0.5 billion and general, administrative and other expenses decreased $0.3 billion, primarily due to the Variable Annuities Recapture offset in premiums discussed above.

2017 to 2016 Six Months Comparison

Revenues increased $0.7 billion, from $(0.7) billion for the six months ended June 30, 2016 to $0.0 billion for the six months ended June 30, 2017, primarily driven by a decline of $1.0 billion in realized investment losses, as well as an increase of $0.5 billion in policy charges and fee income and asset administration fees and other income, due to the Variable Annuities Recapture. Partially offsetting these increases was a decline of $0.8 billion in premiums mainly due to the consideration received for the Variable Annuities Recapture in 2016.

Benefits and expenses decreased $1.4 billion, from $1.6 billion for the six months ended June 30, 2016 to $0.2 billion for the six months ended June 30, 2017, primarily driven by favorable adjustments of $0.9 billion to the amortization of deferred policy acquisition costs and interest credited to policyholders' account balances primarily due to a favorable variance related to the annual review and update of assumptions and other refinements and higher NPR losses resulting from credit spread tightening in the current period. Policyholders' benefits decreased $0.5 billion primarily due to the Variable Annuities Recapture offset in premiums discussed above.

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

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

The valuation of the economic liability the Company seeks to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of the Company's own default), as well as risk margins (required by U.S. GAAP but different from the Company's best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intends to manage through our ALM strategy.

As of June 30, 2017
(in millions)
U.S. GAAP liability (including non-performance risk)	$9,331
Non-performance risk adjustment	4,529
Subtotal	13,860
Adjustments including risk margins and valuation methodology differences	(4,832)
Economic liability managed by ALM strategy	$9,028

As of June 30, 2017, our fixed income instruments and derivative assets exceed the economic liability in which the risks reside.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “-Liquidity and Capital Resources-Capital” below.

Income Taxes

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”.

Our income tax provision amounted to an income tax benefit of $43 million, or 23.9% of loss from operations before income taxes in the first six months of 2017, compared to an income tax benefit of $877 million, or 37.6% of loss from operations before income taxes in the first six months of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

In June 2017 and December 2016 the Company returned capital of $100 million and $1,140 million, respectively, to its parent, Prudential Annuities, Inc.

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

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2017 and December 31, 2016, the Company had liquid assets of $13.5 billion and $12.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.4 billion and $2.8 billion as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $9.5 billion, or 96%, of the fixed maturity investments in Company general account portfolios, were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating. The remaining $0.4 billion, or 4%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

Hedging activities associated with living benefit guarantees

As noted above, effective April 1, 2016, the hedging portion of our risk management strategy associated with the living benefit guarantees recaptured from Pruco Re and Prudential Insurance, as well as the living benefit guarantees reinsured from Pruco Life, are being managed within the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ John Chieffo
Name	John Chieffo
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 11, 2017