Form 10-Q
period 2017-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2017-11-09
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
September 30, 2017 and December 31, 2016 (in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2017: $10,118,639; 2016: $9,818,298)	$9,968,944	$9,362,763
Trading account assets, at fair value	178,647	149,871
Equity securities, available-for-sale, at fair value (cost, 2017: $14; 2016: $365)	18	18
Commercial mortgage and other loans	1,408,660	1,231,893
Policy loans	12,644	12,719
Short-term investments	393,813	947,150
Other long-term investments	190,020	551,931
Total investments	12,152,746	12,256,345
Cash and cash equivalents	2,774,478	1,848,039
Deferred policy acquisition costs	4,559,234	4,344,361
Accrued investment income	69,741	86,004
Reinsurance recoverables	534,694	588,608
Income tax receivable	1,876,761	1,978,607
Value of business acquired	35,187	30,287
Deferred sales inducements	1,027,819	978,823
Receivables from parent and affiliates	57,482	111,703
Other assets	121,330	169,649
Separate account assets	37,970,351	37,429,739
TOTAL ASSETS	$61,179,823	$59,822,165
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$8,971,369	$8,686,196
Policyholders’ account balances	4,744,406	4,736,889
Payables to parent and affiliates	51,270	91,432
Cash collateral for loaned securities	7,835	23,350
Short-term debt	0	28,101
Long-term debt	971,899	971,899
Reinsurance payables	234,859	275,822
Other liabilities	489,532	489,007
Separate account liabilities	37,970,351	37,429,739
Total Liabilities	53,441,521	52,732,435
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	7,795,436	8,095,436
Retained earnings/(accumulated deficit)	107,443	(693,258)
Accumulated other comprehensive income (loss)	(167,077)	(314,948)
Total Equity	7,738,302	7,089,730
TOTAL LIABILITIES AND EQUITY	$61,179,823	$59,822,165
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Premiums	$12,505	$(595)	$48,666	$847,493
Policy charges and fee income	555,907	544,181	1,646,310	1,219,706
Net investment income	107,953	115,318	314,310	233,147
Asset administration fees and other income	102,713	96,805	307,384	225,832
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	41	(40)	(4,692)	(3,796)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	(42)	(95)	1,776
Other realized investment gains (losses), net	1,170,036	(35,643)	(322,725)	(2,495,641)
Total realized investment gains (losses), net	1,170,077	(35,725)	(327,512)	(2,497,661)
Total revenues	1,949,155	719,984	1,989,158	28,517
BENEFITS AND EXPENSES
Policyholders’ benefits	14,056	(8,933)	80,251	554,346
Interest credited to policyholders’ account balances	90,499	(85,615)	567	101,184
Amortization of deferred policy acquisition costs	260,194	(267,829)	(45,981)	17,512
General, administrative and other expenses	232,493	213,129	784,104	822,360
Total benefits and expenses	597,242	(149,248)	818,941	1,495,402
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,351,913	869,232	1,170,217	(1,466,885)
Income tax expense (benefit)(1)	412,987	299,586	369,516	(577,639)
NET INCOME (LOSS)(1)	$938,926	$569,646	$800,701	$(889,246)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	31	4	95	20
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(10,626)	(11,691)	222,991	371,299
Reclassification adjustment for (gains) losses included in net income	2,664	(9,897)	4,407	(94,834)
Net unrealized investment gains (losses)	(7,962)	(21,588)	227,398	276,465
Other comprehensive income (loss), before tax:	(7,931)	(21,584)	227,493	276,485
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	11	1	33	7
Net unrealized investment gains (losses)	(2,787)	(7,556)	79,589	96,762
Total	(2,776)	(7,555)	79,622	96,769
Other comprehensive income (loss), net of tax	(5,155)	(14,029)	147,871	179,716
COMPREHENSIVE INCOME (LOSS)(1)	$933,771	$555,617	$948,572	$(709,530)
(1) Prior period amounts for the three months ended September 30, 2016 have been revised to reflect a corrected tax expense amount.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Contributed capital		0			0
Assets purchased/transferred from/to affiliates		0			0
Distribution to parent		(300,000)			(300,000)
Comprehensive income:
Net income (loss)			800,701		800,701
Other comprehensive income (loss), net of tax				147,871	147,871
Total comprehensive income (loss)					948,572
Balance, September 30, 2017	$2,500	$7,795,436	$107,443	$(167,077)	$7,738,302

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Contributed capital		8,421,955			8,421,955
Assets purchased/transferred from/to affiliates(1)		(71,770)			(71,770)
Distribution to parent		0			0
Impact of Pruco Re and PALAC merger(1)		(15,762)			(15,762)
Comprehensive income:
Net income (loss)			(889,246)		(889,246)
Other comprehensive income (loss), net of tax				179,716	179,716
Total comprehensive income (loss)					(709,530)
Balance, September 30, 2016	$2,500	$9,235,845	$(492,416)	$225,882	$8,971,811
(1) Prior period amounts have been revised to reflect corrected amounts.
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$800,701	$(889,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(761)	117
Realized investment (gains) losses, net	327,512	2,497,661
Depreciation and amortization	(7,781)	1,764
Interest credited to policyholders’ account balances	567	101,184
Change in:
Future policy benefits	728,762	530,380
Accrued investment income	16,263	(50,664)
Net receivables from/payables to parent and affiliates	12,391	(55,000)
Deferred sales inducements	(993)	1,606
Deferred policy acquisition costs	(248,160)	(175,636)
Income taxes	22,224	(912,339)
Reinsurance recoverables, net	(3,342)	207,509
Derivatives, net	(615,583)	8,687,903
Deferred (gain)/loss on reinsurance	5,448	284,501
Other, net	58,395	(140,897)
Cash flows from (used in) operating activities	1,095,643	10,088,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	854,872	3,530,194
Commercial mortgage and other loans	56,883	83,768
Trading account assets	3,999	3,509
Policy loans	956	1,375
Other long-term investments	71,152	5,531
Short-term investments	1,556,173	1,145,523
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,109,624)	(5,119,769)
Commercial mortgage and other loans	(228,825)	(310,512)
Trading account assets	(17,725)	(6,338)
Policy loans	(330)	(317)
Other long-term investments	(5,115)	(135,367)
Short-term investments	(1,003,242)	(1,604,619)
Notes receivable from parent and affiliates, net	521	(12,923)
Derivatives, net	18,029	(43,283)
Other, net	2,992	0
Cash flows from (used in) investing activities	200,716	(2,463,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(15,515)	10,516
Proceeds from the issuance of debt (maturities longer than 90 days)	0	125,000
Repayments of debt (maturities longer than 90 days)	0	(268,000)
Net increase/(decrease) in short-term borrowing	(28,101)	3,750

Drafts outstanding	6,790	(650)
Distribution to parent	(300,000)	0
Contributed capital	0	860,573
Policyholders’ account deposits	1,905,487	1,524,528
Ceded policyholders' account deposits	(6,818)	(21,033)
Policyholders' account withdrawals	(1,950,184)	(1,691,367)
Ceded policyholders' account withdrawals	18,421	25,198
Cash flows from (used in) financing activities	(369,920)	568,515
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	926,439	8,194,130
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,848,039	536
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,774,478	$8,194,666

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

Beginning in March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and its wholly-owned subsidiary Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules. The Company may resume issuing new annuity products in the future.

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

Revision to Prior Period Financial Statements

In 2016, the Company identified errors in the presentation of certain activity related to affiliated reinsurance transactions that impacted several line items within our previously issued Statement of Cash Flows for the interim period ended September 30, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, the Statement of Cash Flows for the nine months ended September 30, 2016, which is presented herein, has been revised, as presented below:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	(UNAUDITED)
	Nine Months Ended September 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(803)	$920	$117
Future policy benefits	(5,224)	535,604	530,380
Net receivables from/payables to parent and affiliates	171,317	(226,317)	(55,000)
Reinsurance recoverables, net	(213,844)	421,353	207,509
Other, net	650,903	(791,800)	(140,897)
Cash flows from (used in) operating activities	10,149,084	(60,241)	10,088,843
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	781,125	79,448	860,573
Policyholders’ account deposits	2,203,234	(678,706)	1,524,528
Ceded policyholders’ account deposits	0	(21,033)	(21,033)
Policyholders’ account withdrawals	(2,346,701)	655,334	(1,691,367)
Ceded policyholders’ account withdrawals	0	25,198	25,198
Cash flows from (used in) financing activities	508,274	60,241	568,515

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
There have been no ASU adopted during the nine months ended September 30, 2017.

ASU issued but not yet adopted as of the nine months ended September 30, 2017

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
		January 1, 2018 using the modified retrospective method.	Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the recognition and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU requires equity investments, except for those accounted for using the equity method, to be measured at fair value with changes in fair value recognized in net income. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.

January 1, 2018 using the modified retrospective method which will include a cumulative-effect
adjustment on the
balance sheet as of the beginning of the fiscal year of adoption. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value that exist as of the date of adoption.

The transition impact to the Company’s Statement of Financial Position will depend on the net unrealized gain or loss on equity securities and the embedded unrealized gain or loss on equity investments currently accounted for under the cost method as of the effective date. As of September 30, 2017 the net unrealized gain on equity investments is $0.0 million. The cumulative-effect adjustment ultimately recorded on January 1, 2018 will differ from that amount after taking into account portfolio activity and market movements that occur during the fourth quarter of 2017.

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
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.
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
		January 1, 2018 using the retrospective method (with early adoption permitted).	Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,028,572	$5,978	$340,444	$4,694,106	$0
Obligations of U.S. states and their political subdivisions	101,051	1,243	751	101,543	0
Foreign government bonds	117,975	7,240	80	125,135	0
Public utilities	548,161	25,021	2,964	570,218	0
Redeemable preferred stock	29,524	867	0	30,391	0
All other U.S. public corporate securities	1,408,362	82,644	2,447	1,488,559	0
All other U.S. private corporate securities	1,039,396	37,163	5,695	1,070,864	0
All other foreign public corporate securities	183,645	6,313	452	189,506	0
All other foreign private corporate securities	622,040	29,557	4,668	646,929	0
Asset-backed securities(1)	366,108	3,546	53	369,601	(19)
Commercial mortgage-backed securities	503,210	8,423	3,720	507,913	0
Residential mortgage-backed securities(2)	170,595	3,868	284	174,179	(4)
Total fixed maturities, available-for-sale	$10,118,639	$211,863	$361,558	$9,968,944	$(23)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$0	$0	$0	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$14	$4	$0	$18

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in "Accumulated other comprehensive income (loss)" ("AOCI"), which were not included in earnings. Amount excludes $9.0 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,998,652	$2,487	$536,114	$4,465,025	$0
Obligations of U.S. states and their political subdivisions	92,107	566	2,699	89,974	0
Foreign government bonds	64,352	5,404	370	69,386	0
Public utilities	448,349	13,155	10,348	451,156	0
Redeemable preferred stock	29,581	288	633	29,236	0
All other U.S. public corporate securities	1,619,814	73,819	10,153	1,683,480	(771)
All other U.S. private corporate securities	951,324	27,234	13,810	964,748	(694)
All other foreign public corporate securities	183,253	5,410	1,022	187,641	0
All other foreign private corporate securities	501,140	5,349	20,450	486,039	0
Asset-backed securities(1)	248,547	3,227	465	251,309	0
Commercial mortgage-backed securities	484,673	6,793	6,753	484,713	0
Residential mortgage-backed securities(2)	196,506	4,063	513	200,056	(5)
Total fixed maturities, available-for-sale	$9,818,298	$147,795	$603,330	$9,362,763	$(1,470)
Equity securities, available-for-sale:
Common stocks:
Industrial, miscellaneous & other	$351	$0	$351	$0
Mutual funds	14	4	0	18
Total equity securities, available-for-sale	$365	$4	$351	$18

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,410,256	$69,022	$3,045,887	$271,422	$4,456,143	$340,444
Obligations of U.S. states and their political subdivisions	58,449	641	3,980	110	62,429	751
Foreign government bonds	15,564	77	145	3	15,709	80
Public utilities	106,170	1,592	23,175	1,372	129,345	2,964
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	182,387	940	83,448	1,507	265,835	2,447
All other U.S. private corporate securities	268,926	4,384	41,675	1,311	310,601	5,695
All other foreign public corporate securities	64,229	452	0	0	64,229	452
All other foreign private corporate securities	57,066	654	78,062	4,014	135,128	4,668
Asset-backed securities	36,356	50	177	3	36,533	53
Commercial mortgage-backed securities	181,908	2,131	62,060	1,589	243,968	3,720
Residential mortgage-backed securities	37,156	274	278	10	37,434	284
Total fixed maturities, available-for-sale	$2,418,467	$80,217	$3,338,887	$281,341	$5,757,354	$361,558
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,254,477	$536,114	$0	$0	$4,254,477	$536,114
Obligations of U.S. states and their political subdivisions	73,885	2,699	0	0	73,885	2,699
Foreign government bonds	32,107	370	0	0	32,107	370
Public utilities	240,041	8,019	17,097	2,329	257,138	10,348
Redeemable preferred stock	12,948	633	0	0	12,948	633
All other U.S. public corporate securities	530,904	8,798	12,981	1,355	543,885	10,153
All other U.S. private corporate securities	453,976	13,632	12,304	178	466,280	13,810
All other foreign public corporate securities	89,962	1,016	9,994	6	99,956	1,022
All other foreign private corporate securities	247,111	11,661	58,214	8,789	305,325	20,450
Asset-backed securities	67,246	439	16,489	26	83,735	465
Commercial mortgage-backed securities	293,651	6,753	0	0	293,651	6,753
Residential mortgage-backed securities	68,283	513	0	0	68,283	513
Total fixed maturities, available-for-sale	$6,364,591	$590,647	$127,079	$12,683	$6,491,670	$603,330
Equity securities, available-for-sale	$0	$351	$0	$0	$0	$351

As of September 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $356.6 million and $594.9 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.9 million and $8.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2017, the $281.3 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds, the consumer non-cyclical sector of the Company’s corporate securities and in commercial mortgage-backed securities. As of December 31, 2016, the $12.7 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of September 30, 2017, there were no gross unrealized losses on equity securities. As of December 31, 2016, all of the gross unrealized losses on equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$409,701	$411,603
Due after one year through five years	1,160,347	1,188,688
Due after five years through ten years	1,516,165	1,592,338
Due after ten years	5,992,513	5,724,622
Asset-backed securities	366,108	369,601
Commercial mortgage-backed securities	503,210	507,913
Residential mortgage-backed securities	170,595	174,179
Total fixed maturities, available-for-sale	$10,118,639	$9,968,944

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$115,316	$80,589	$382,792	$3,280,497
Proceeds from maturities/prepayments	156,822	100,931	480,794	295,769
Gross investment gains from sales and maturities	(1,299)	10,238	2,461	98,157
Gross investment losses from sales and maturities	(1,406)	(257)	(2,081)	(1,303)
OTTI recognized in earnings(2)	41	(82)	(4,787)	(2,020)
Equity securities, available-for-sale:
Proceeds from sales	$0	$0	$0	$0
Gross investment gains from sales	0	0	0	0
Gross investment losses from sales	0	0	0	0
OTTI recognized in earnings	0	0	0	0

(1)	Includes $8.7 million and $46.1 million of non-cash related proceeds for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$200	$1,325	$43	$86
New credit loss impairments	(1)	365	0	0
Increases due to the passage of time on previously recorded credit losses	1	9	18	24
Reductions for securities which matured, paid down, prepaid or were sold during the period	(3)	(18)	(128)	(1,972)
Reductions for securities impaired to fair value during the period(1)	0	(1,481)	82	1,271
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(8)	(11)	(6)	(7)
Assets transferred to parent and affiliates	0	0	0	607
Balance, end of period	$189	$189	$9	$9

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$161,385	$162,811	$147,057	$139,513
Equity securities	11,320	15,836	7,551	10,358
Total trading account assets	$172,705	$178,647	$154,608	$149,871

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees and other income,” was $2.3 million and $(0.1) million for the three months ended September 30, 2017 and 2016, respectively, and $10.7 million and $15.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$327,526	23.2%	$277,296	22.5%
Industrial	296,149	21.0	263,705	21.4
Hospitality	3,818	0.3	3,925	0.3
Office	309,119	21.9	294,304	23.8
Other	124,660	8.8	87,465	7.1
Retail	266,482	18.9	223,252	18.1
Total commercial mortgage loans	1,327,754	94.1	1,149,947	93.2
Agricultural property loans	83,725	5.9	84,235	6.8
Total commercial mortgage and agricultural property loans by property type	1,411,479	100.0%	1,234,182	100.0%
Valuation allowance	(2,819)		(2,289)
Total commercial mortgage and other loans	$1,408,660		$1,231,893

As of September 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (12%) and New Jersey (6%)) and included loans secured by properties in Europe and Australia.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,267	$22	$2,289
Addition to (release of) allowance for losses	504	26	530
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,771	$48	$2,819

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$622	$21	$643
Addition to (release of) allowance for losses	1,645	1	1,646
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,267	$22	$2,289

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,771	48	2,819
Total ending balance(1)	$2,771	$48	$2,819
Recorded investment(2):
Individually evaluated for impairment	$1,608	$5,509	$7,117
Collectively evaluated for impairment	1,326,146	78,216	1,404,362
Total ending balance(1)	$1,327,754	$83,725	$1,411,479

(1)	As of September 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,267	22	2,289
Total ending balance(1)	$2,267	$22	$2,289
Recorded investment(2):
Individually evaluated for impairment	$1,715	$0	$1,715
Collectively evaluated for impairment	1,148,232	84,235	1,232,467
Total ending balance(1)	$1,149,947	$84,235	$1,234,182

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$742,332	$19,212	$1,786	$763,330
60%-69.99%	531,006	1,341	0	532,347
70%-79.99%	98,239	15,126	0	113,365
80% or greater	1,387	0	1,050	2,437
Total loans	$1,372,964	$35,679	$2,836	$1,411,479

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,327,754	$0	$0	$0	$1,327,754	$0
Agricultural property loans	83,725	0	0	0	83,725	0
Total	$1,411,479	$0	$0	$0	$1,411,479	$0

(1)	As of September 30, 2017, there were no loans in this category accruing interest.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

For the three and nine months ended September 30, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For both the three and nine months ended September 30, 2017, the Company received no commercial mortgage and other loans from related parties. For the three months ended September 30, 2016, there were no transfers of commercial mortgage and other loans from related parties. For the nine months ended September 30, 2016, the Company received $580 million of commercial mortgage and other loans from related parties.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three and nine months ended September 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both September 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Joint ventures and limited partnerships:
Private equity	$30,178	$30,513
Hedge funds	104,849	98,554
Real estate-related	47,009	109,043
Total joint ventures and limited partnerships	182,036	238,110
Derivatives	7,984	313,821
Total other long-term investments	$190,020	$551,931

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$83,198	$75,271	$246,853	$168,655
Trading account assets	1,176	1,128	3,429	2,193
Commercial mortgage and other loans	12,777	11,730	36,313	28,106
Policy loans	114	185	810	517
Short-term investments and cash equivalents	9,700	10,615	22,618	18,312
Other long-term investments	4,771	20,176	15,718	23,162
Gross investment income	111,736	119,105	325,741	240,945
Less: investment expenses	(3,783)	(3,787)	(11,431)	(7,798)
Net investment income	$107,953	$115,318	$314,310	$233,147

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities	$(2,664)	$9,899	$(4,407)	$94,834
Commercial mortgage and other loans	(430)	(422)	(660)	(1,823)
Joint ventures and limited partnerships	(3)	(167)	(37)	(649)
Derivatives(1)	1,173,163	(45,139)	(322,456)	(2,590,550)
Short-term investments and cash equivalents	11	104	48	527
Realized investment gains (losses), net	$1,170,077	$(35,725)	$(327,512)	$(2,497,661)

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$8,985	$(1,261)
Fixed maturity securities, available-for-sale — all other	(158,680)	(454,274)
Equity securities, available-for-sale	4	(347)
Affiliated notes	937	1,181
Derivatives designated as cash flow hedges(1)	(15,398)	11,745
Other investments	(97)	(619)
Net unrealized gains (losses) on investments	$(164,249)	$(443,575)

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)			(in thousands)
Foreign government bonds	$83	$0	$83	$10,712	$0	$10,712
U.S. public corporate securities	7,752	0	7,752	12,638	0	12,638
Foreign public corporate securities	0	0	0	0	0	0
Total cash collateral for loaned securities(1)	$7,835	$0	$7,835	$23,350	$0	$23,350

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

As of September 30, 2017 and December 31, 2016, the Company had no "Securities sold under agreements to repurchase."

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

	As of September 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,690,040	$4,066	$0	$4,694,106
Obligations of U.S. states and their political subdivisions	0	101,543	0	0	101,543
Foreign government bonds	0	125,135	0	0	125,135
U.S. corporate public securities	0	1,733,082	559	0	1,733,641
U.S. corporate private securities	0	1,178,845	122,776	0	1,301,621
Foreign corporate public securities	0	220,063	688	0	220,751
Foreign corporate private securities	0	729,729	10,725	0	740,454
Asset-backed securities(4)	0	92,363	277,238	0	369,601
Commercial mortgage-backed securities	0	507,913	0	0	507,913
Residential mortgage-backed securities	0	174,179	0	0	174,179
Subtotal	0	9,552,892	416,052	0	9,968,944
Trading account assets:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	121,254	0	0	121,254
Corporate securities	0	41,557	0	0	41,557
Foreign government securities	0	0	0	0	0
Asset-backed securities(4)	0	0	0	0	0
Equity securities	5,499	0	10,337	0	15,836
Subtotal	5,499	162,811	10,337	0	178,647
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	0	393,738	75	0	393,813
Cash equivalents	30,622	2,403,246	0	0	2,433,868
Other long-term investments(5)	7,982	4,971,348	0	(4,970,040)	9,290
Reinsurance recoverables	0	0	242,381	0	242,381
Receivables from parent and affiliates	0	41,013	0	0	41,013
Subtotal excluding separate account assets	44,103	17,525,066	668,845	(4,970,040)	13,267,974
Separate account assets(2)	0	37,970,351	0	0	37,970,351
Total assets	$44,103	$55,495,417	$668,845	$(4,970,040)	$51,238,325
Future policy benefits(3)	$0	$0	$7,999,051	$0	$7,999,051
Payables to parent and affiliates	0	1,660,701	0	(1,660,701)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,660,701	$7,999,051	$(1,660,701)	$7,999,051

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,465,025	$0	$0	$4,465,025
Obligations of U.S. states and their political subdivisions	0	89,974	0	0	89,974
Foreign government bonds	0	69,299	87	0	69,386
U.S. corporate public securities	0	1,909,440	15,598	0	1,925,038
U.S. corporate private securities	0	997,004	124,864	0	1,121,868
Foreign corporate public securities	0	217,363	0	0	217,363
Foreign corporate private securities	0	526,504	11,527	0	538,031
Asset-backed securities(4)	0	219,574	31,735	0	251,309
Commercial mortgage-backed securities	0	484,713	0	0	484,713
Residential mortgage-backed securities	0	200,056	0	0	200,056
Subtotal	0	9,178,952	183,811	0	9,362,763
Trading account assets:
U.S Treasury securities and obligations of U.S. government authorities and agencies	0	116,184	0	0	116,184
Corporate securities	0	21,632	0	0	21,632
Asset-backed securities(4)	0	1,697	0	0	1,697
Equity securities	5,494	0	4,864	0	10,358
Subtotal	5,494	139,513	4,864	0	149,871
Equity securities, available-for-sale	0	18	0	0	18
Short-term investments	519,000	392,700	450	0	912,150
Cash equivalents	738,449	847,329	375	0	1,586,153
Other long-term investments(5)	23,967	4,872,392	0	(4,582,540)	313,819
Reinsurance recoverables	0	0	240,091	0	240,091
Receivables from parent and affiliates	0	6,962	33,962	0	40,924
Subtotal excluding separate account assets	1,286,910	15,437,866	463,553	(4,582,540)	12,605,789
Separate account assets(2)	0	37,429,739	0	0	37,429,739
Total assets	$1,286,910	$52,867,605	$463,553	$(4,582,540)	$50,035,528
Future policy benefits(3)	$0	$0	$7,707,333	$0	$7,707,333
Payable to parent and affiliates	0	1,654,360	0	(1,654,360)	0
Other liabilities	5,051	0	0	0	5,051
Total liabilities	$5,051	$1,654,360	$7,707,333	$(1,654,360)	$7,712,384

(1)
“Netting” amounts represent cash collateral of $3,309 million and $2,928 million as of September 30, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2017, the net embedded derivative liability position of $7,999 million includes $828 million of embedded derivatives in an asset position and $8,827 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $7,707 million includes $1,060 million of embedded derivatives in an asset position and $8,767 million of embedded derivatives in a liability position.

(4)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(5)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At September 30, 2017 and December 31, 2016, the fair values of such investments were $0.3 million and $0.4 million, respectively.

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$128,030	Discounted cash flow	Discount rate	1.38%	14.85%	3.84%	Decrease
Reinsurance recoverables	$242,381	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$7,999,051	Discounted cash flow	Lapse rate(3)	1%	12%		Decrease
			Spread over LIBOR(4)	0.13%	1.27%		Decrease
			Utilization rate(5)	52%	97%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities	$136,391	Discounted cash flow	Discount rate	3.24%	17.12%	4.71%	Decrease
		Liquidation	Liquidation value	98.21%	98.68%	98.64%	Increase
Reinsurance recoverables	$240,091	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$7,707,333	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			Spread over LIBOR(4)	0.25%	1.50%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(4)
The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the risk-free discount (i.e., LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of non-performance risk (“NPR”), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on the significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within the valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended September 30, 2017
	Fixed Maturities, Available-For-Sale
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$3,151	$0	$1,911	$122,609	$0	$9,047
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	11	(940)	0	(16)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	(1,659)	13	(624)
Net investment income	0	0	5	1,510	0	11
Purchases	917	0	0	306	0	28
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(312)	(1,358)	0	0
Transfers into Level 3(1)	0	0	0	5,322	675	2,293
Transfers out of Level 3(1)	0	0	(1,056)	0	0	0
Other(5)	(2)	0	0	(3,014)	0	(14)
Fair Value, end of period assets/(liabilities)	$4,066	$0	$559	$122,776	$688	$10,725
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Fixed Maturities, Available-For-Sale
	Asset-Backed Securities (3)	Trading Account Assets -Equity Securities	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents
		(in thousands)
Fair Value, beginning of period assets/(liabilities)	$215,503	$5,854	$0	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	527	0	0	0	0
Asset management fees and other income	0	630	0	0	0
Included in other comprehensive income (loss)	(306)	0	0	0	0
Net investment income	111	0	0	0	0
Purchases	78,112	0	0	75	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(6,720)	0	0	0	0
Transfers into Level 3(1)	2,513	0	0	0	0
Transfers out of Level 3(1)	(12,502)	0	0	0	0
Other(5)	0	3,853	0	(450)	(375)
Fair Value, end of period assets/(liabilities)	$277,238	$10,337	$0	$75	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$630	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$268,337	$0	$(9,331,040)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	(33,779)	0	1,584,013
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	4,875	0	0
Sales	0	0	0	0
Issuances	0	0	0	(252,024)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0
Other(5)	0	2,948	0	0
Fair Value, end of period assets/(liabilities)	$0	$242,381	$0	$(7,999,051)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(31,836)	$0	$1,503,393
Asset management fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities, Available-For-Sale
	U.S Treasury Securities and Obligations of U.S. Government Authorities and Agencies	Foreign Government Bonds	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$87	$15,598	$124,864	$0	$11,527
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	15	(2,976)	0	(99)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	(15)	(1,769)	13	152
Net investment income	0	0	20	6,329	0	34
Purchases	3,093	0	0	1,348	0	80
Sales	0	0	(14,026)	(341)	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(976)	(6,987)	0	0
Transfers into Level 3(1)	0	0	2,350	5,322	675	2,293
Transfers out of Level 3(1)	0	(87)	(1,433)	0	0	(3,248)
Other(5)	973	0	(974)	(3,014)	0	(14)
Fair Value, end of period assets/(liabilities)	$4,066	$0	$559	$122,776	$688	$10,725
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(2,194)	$0	$(83)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities, Available-For-Sale
	Asset-Backed Securities(3)	Trading Account Assets -Equity Securities	Equity Securities, Available-For-Sale	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$31,735	$4,864	$0	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	535	0	0	0	0
Asset management fees and other income	0	1,268	0	0	0
Included in other comprehensive income (loss)	(35)	0	351	0	0
Net investment income	163	0	0	0	0
Purchases	228,719	0	0	75	0
Sales	(1,595)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(49,272)	0	0	0	0
Transfers into Level 3(1)	94,979	0	0	0	0
Transfers out of Level 3(1)	(27,991)	0	0	0	0
Other(5)	0	4,205	(351)	(450)	(375)
Fair Value, end of period assets/(liabilities)	$277,238	$10,337	$0	$75	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$(1)	$0	$0	$0	$0
Asset management fees and other income	$0	$917	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$240,091	$33,962	$(7,707,333)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	(12,834)	0	455,564
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	14,659	0	0
Sales	0	0	0	0
Issuances	0	0	0	(747,282)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(33,962)	0
Other(5)	0	465	0	0
Fair Value, end of period assets/(liabilities)	$0	$242,381	$0	$(7,999,051)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(7,021)	$0	$274,784
Asset management fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three months ended September 30, 2016
	Fixed Maturities, Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(3)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$126,673	$0	$14,582	$87,371	$5,076
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	42	0	877	(28)	0
Asset management fees and other income	0	0	0	0	0	439
Included in other comprehensive income (loss)	0	(661)	1	(710)	329	0
Net investment income	0	1,417	(1)	58	37	0
Purchases	0	1,245	0	1	7,820	(1)
Sales	0	0	0	0	(6,489)	0
Issuances	0	0	0	0	0	0
Settlements	0	(1,057)	0	(5,390)	(45)	0
Transfers into Level 3(1)	0	0	129	0	7,137	0
Transfers out of Level 3(1)	0	0	0	(490)	(51,690)	0
Other(5)	0	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$15,000	$127,659	$129	$8,928	$44,442	$5,514
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(26)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$437

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three months ended September 30, 2016
	Short-Term Investments	Cash Equivalents	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$450	$375	$345,918	$2,776	$(12,326,533)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	(15,688)	(23)	528,717
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	19	0
Net investment income	0	150	0	0	0
Purchases	0	(150)	4,959	0	0
Sales	0	0	0	24	0
Issuances	0	0	0	0	(243,012)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(1)	0
Other(5)	0	0	0	0	0
Fair Value, end of period assets/(liabilities)	$450	$375	$335,189	$2,795	$(12,040,828)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(10,472)	$(1,772)	$460,383
Asset management fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities, Available-For-Sale(4)
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(3)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$15,000	$107,777	$0	$4,531	$46,493	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(920)	0	877	(26)	0
Asset management fees and other income	0	0	0	0	0	527
Included in other comprehensive income (loss)	0	(3,548)	1	277	367	0
Net investment income	0	4,198	(1)	185	125	0
Purchases	0	12,472	0	1,990	61,939	3,422
Sales	0	0	0	0	(6,739)	0
Issuances	0	0	0	0	0	0
Settlements	0	(1,481)	0	(7,128)	(533)	0
Transfers into Level 3(1)	0	10,176	129	8,686	24,961	0
Transfers out of Level 3(1)	0	(1,015)	0	(490)	(82,145)	0
Other(5)	0	0	0	0	0	1,565
Fair Value, end of period assets/(liabilities)	$15,000	$127,659	$129	$8,928	$44,442	$5,514
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(962)	$0	$0	$(26)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$526

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Short-Term Investments	Cash Equivalents	Other Long- Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$450	$225	$1,565	$3,012,653	$7,664	$(3,134,077)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(4)	0	0	0	(2,742,989)	(11)	(8,369,767)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	88	0
Net investment income	0	150	0	0	0	0
Purchases	0	0	0	65,525	0	0
Sales	0	0	0	0	(1,988)	0
Issuances	0	0	0	0	0	(536,984)
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	(2,958)	0
Other(5)	0	0	(1,565)	0	0	0
Fair Value, end of period assets/(liabilities)	$450	$375	$0	$335,189	$2,795	$(12,040,828)
Unrealized gains (losses) for assets/(liabilities) still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$91,513	$(1,772)	$(8,124,372)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture for the three and nine months ended September 30, 2016.

(5)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value. For additional information regarding the methods and significant assumptions used to estimate their fair value, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	September 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,425,278	$1,425,278	$1,408,660
Policy loans	0	0	12,644	12,644	12,644
Short-term investments	0	0	0	0	0
Cash and cash equivalents	340,610	0	0	340,610	340,610
Accrued investment income	0	69,741	0	69,741	69,741
Reinsurance recoverables	0	0	60,083	60,083	60,083
Receivables from parent and affiliates	0	16,469	0	16,469	16,469
Other assets	0	14,710	0	14,710	14,710
Total assets	$340,610	$100,920	$1,498,005	$1,939,535	$1,922,917
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$272,416	$272,416	$270,411
Cash collateral for loaned securities	0	7,835	0	7,835	7,835
Short-term debt	0	0	0	0	0
Long-term debt	0	1,009,668	0	1,009,668	971,899
Reinsurance payables	0	0	60,083	60,083	60,083
Payables to parent and affiliates	0	51,270	0	51,270	51,270
Other liabilities	0	201,592	0	201,592	201,592
Separate account liabilities - investment contracts	0	106	0	106	106
Total liabilities	$0	$1,270,471	$332,499	$1,602,970	$1,563,196

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,235,842	$1,235,842	$1,231,893
Policy loans	0	0	12,719	12,719	12,719
Short-term investments	0	35,000	0	35,000	35,000
Cash and cash equivalents	6,886	255,000	0	261,886	261,886
Accrued investment income	0	86,004	0	86,004	86,004
Reinsurance recoverables	0	0	63,775	63,775	63,775
Receivables from parent and affiliates	0	70,779	0	70,779	70,779
Other assets	0	53,858	0	53,858	53,858
Total assets	$6,886	$500,641	$1,312,336	$1,819,863	$1,815,914
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$247,986	$247,986	$250,493
Cash collateral for loaned securities	0	23,350	0	23,350	23,350
Short-term debt	0	28,146	0	28,146	28,101
Long-term debt	0	994,198	0	994,198	971,899
Reinsurance payables	0	0	63,775	63,775	63,775
Payables to parent and affiliates	0	91,432	0	91,432	91,432
Other liabilities	0	189,366	0	189,366	189,366
Separate account liabilities - investment contracts	0	187	0	187	187
Total liabilities	$0	$1,326,679	$311,761	$1,638,440	$1,618,603

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At September 30, 2017 and December 31, 2016, the fair values of these cost method investments were $5.6 million and $3.4 million, respectively. The carrying values of these investments were $5.2 million and $3.1 million as of September 30, 2017 and December 31, 2016, respectively.

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

	September 30, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$626,315	$18,743	$(35,244)	$472,701	$38,249	$(2,776)
Total Qualifying Hedges	$626,315	$18,743	$(35,244)	$472,701	$38,249	$(2,776)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$2,034,000	$7,982	$0	$2,474,000	$23,967	$0
Interest Rate Swaps	88,985,926	4,519,412	(1,062,495)	81,872,695	4,439,270	(1,163,388)
Interest Rate Options	13,010,000	186,644	(99,906)	10,825,000	278,763	(135,554)
Interest Rate Forwards	1,198,032	1,425	(5,168)	498,311	0	(25,082)
Foreign Currency
Foreign Currency Forwards	9,525	1	(283)	1,491	6	0
Currency/Interest Rate
Foreign Currency Swaps	144,334	8,840	(5,588)	130,470	16,627	(635)
Equity
Equity Futures	0	0	0	1,269,044	0	(5,051)
Total Return Swaps	11,602,226	1,384	(284,030)	12,784,166	69,827	(281,193)
Equity Options	6,185,001	234,899	(167,987)	4,610,001	29,650	(45,732)
Total Non-Qualifying Hedges	$123,169,044	$4,960,587	$(1,625,457)	$114,465,178	$4,858,110	$(1,656,635)
Total Derivatives (1)	$123,795,359	$4,979,330	$(1,660,701)	$114,937,879	$4,896,359	$(1,659,411)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting. Derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $7,999 million and $7,707 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables was an asset of $232 million and $231 million as of September 30, 2017 and December 31, 2016, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance payables," was a net asset of $10 million as of both September 30, 2017 and December 31, 2016.

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

	September 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,979,330	$(4,970,040)	$9,290	$0	$9,290
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$4,979,330	$(4,970,040)	$9,290	$0	$9,290
Offsetting of Financial Liabilities:
Derivatives	$1,660,701	$(1,660,701)	$0	$0	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$4,872,392	$(4,582,540)	$289,852	$0	$289,852
Securities purchased under agreements to resell	255,000	0	255,000	(255,000)	0
Total Assets	$5,127,392	$(4,582,540)	$544,852	$(255,000)	$289,852
Offsetting of Financial Liabilities:
Derivatives	$1,654,360	$(1,654,360)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,678	$(3,496)	$(12,020)
Total cash flow hedges	0	1,678	(3,496)	(12,020)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	52,535	0	0	0
Currency	(230)	0	0	0
Currency/Interest Rate	(11,358)	0	(314)	0
Equity	(453,516)	0	0	0
Embedded Derivatives	1,585,732	0	0	0
Total non-qualifying hedges	1,173,163	0	(314)	0
Total	$1,173,163	$1,678	$(3,810)	$(12,020)

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,523	$(9,308)	$(27,143)
Total cash flow hedges	0	4,523	(9,308)	(27,143)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	618,534	0	0	0
Currency	(307)	0	0	0
Currency/Interest Rate	(22,712)	0	(592)	0
Equity	(1,468,601)	0	0	0
Embedded Derivatives	550,630	0	0	0
Total non-qualifying hedges	(322,456)	0	(592)	0
Total	$(322,456)	$4,523	$(9,900)	$(27,143)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$909	$179	$(6,351)
Total cash flow hedges	0	909	179	(6,351)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	265,560	0	0	0
Currency	(136)	0	0	0
Currency/Interest Rate	(5,303)	0	65	0
Equity	(859,560)	0	0	0
Embedded Derivatives	554,300	0	0	0
Total non-qualifying hedges	(45,139)	0	65	0
Total	$(45,139)	$909	$244	$(6,351)

	Nine Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,954	$5,724	$(7,108)
Total cash flow hedges	0	1,954	5,724	(7,108)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,817,119	0	0	0
Currency	(15)	0	0	0
Currency/Interest Rate	2,568	0	271	0
Equity	(1,346,122)	0	0	0
Embedded Derivatives	(4,064,100)	0	0	0
Total non-qualifying hedges	(2,590,550)	0	271	0
Total	$(2,590,550)	$1,954	$5,995	$(7,108)

(1)	Amounts deferred in AOCI.

For both the three and nine months ended September 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$11,745
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2017	(29,004)
Amounts reclassified into current period earnings	1,861
Balance, September 30, 2017	$(15,398)

Using September 30, 2017 values, it is estimated that a pre-tax gain of approximately $6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2018, offset by amounts pertaining to the hedged item. As of September 30, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" within OCI in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2017 and December 31, 2016.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $97 million and $9 million of commercial loans as of September 30, 2017 and December 31, 2016, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $135 million and $121 million as of September 30, 2017 and December 31, 2016, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Securities Lending Matter

In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor, and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments. Prudential Financial has substantially implemented a remediation plan for the benefit of customers. Prudential Financial is cooperating with regulators in their review of this matter (which includes a review of the remediation plan) and has entered into discussions with the SEC staff regarding a possible settlement that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of these discussions.

For a discussion of the Company's litigation and regulatory matters, see Note 12 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$534,694	$588,608
Deferred policy acquisition costs	3,722,540	3,557,248
Deferred sales inducements	542,311	520,182
Value of business acquired	(2,732)	(2,357)
Other assets	104,074	112,802
Policyholders’ account balances	2,738,620	2,576,357
Future policy benefits	5,352,110	5,130,753
Reinsurance payables(1)	234,859	275,822
Other liabilities	332,821	335,713

(1)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both September 30, 2017 and December 31, 2016.

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2017	December 31, 2016
	(in thousands)
Prudential Insurance	$299,828	$306,191
Pruco Life	234,829	282,326
Unaffiliated	37	91
Total reinsurance recoverables	$534,694	$588,608

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Premiums:
Direct	$8,028	$11,909	$26,216	$28,958
Assumed	5,849	(10,248)	25,402	821,089
Ceded	(1,372)	(2,256)	(2,952)	(2,554)
Net premiums	12,505	(595)	48,666	847,493
Policy charges and fee income:
Direct	153,835	163,547	469,128	487,837
Assumed	413,400	392,156	1,210,789	766,451
Ceded(1)	(11,328)	(11,522)	(33,607)	(34,582)
Net policy charges and fee income	555,907	544,181	1,646,310	1,219,706
Asset administration fees and other income:
Direct	30,573	29,814	97,972	97,246
Assumed	74,586	69,493	216,697	135,902
Ceded	(2,446)	(2,502)	(7,285)	(7,316)
Net asset administration fees and other income	102,713	96,805	307,384	225,832
Realized investment gains (losses), net:
Direct	(32,663)	(409,674)	(779,499)	507,527
Assumed	1,237,967	394,419	470,545	(3,366,784)
Ceded	(35,227)	(20,470)	(18,558)	361,596
Realized investment gains (losses), net	1,170,077	(35,725)	(327,512)	(2,497,661)
Policyholders' benefits (including change in reserves):
Direct	10,061	10,835	36,627	49,471
Assumed	6,114	(8,895)	28,505	526,292
Ceded(2)	(2,119)	(10,873)	15,119	(21,417)
Net policyholders' benefits (including change in reserves)	14,056	(8,933)	80,251	554,346
Interest credited to policyholders’ account balances:
Direct	42,401	(64,111)	(5,421)	87,752
Assumed	52,559	(27,278)	9,108	18,816
Ceded	(4,461)	5,774	(3,120)	(5,384)
Net interest credited to policyholders’ account balances	90,499	(85,615)	567	101,184
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	352,114	(14,625)	524,961	504,820

(1)
"Policy charges and fee income ceded" includes $(0.6) million and $(0.3) million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $(2) million and $(1) million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $0 million and $0.0 million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $0 million and $(0.2) million for the nine months ended September 30, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2017 and 2016 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	95	222,991	223,086
Amounts reclassified from AOCI	0	4,407	4,407
Income tax benefit (expense)	(33)	(79,589)	(79,622)
Balance, September 30, 2017	$(16)	$(167,061)	$(167,077)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	20	371,299	371,319
Amounts reclassified from AOCI	0	(94,834)	(94,834)
Income tax benefit (expense)	(7)	(96,762)	(96,769)
Balance, September 30, 2016	$(52)	$225,934	$225,882

(1)
Includes cash flow hedges of $(15) million and $12 million as of September 30, 2017 and December 31, 2016, respectively, and $8 million and $15 million as of September 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(1,484)	$1,342	$(1,861)	$6,989
Net unrealized investment gains (losses) on available-for-sale securities	(1,180)	8,555	(2,546)	87,845
Total net unrealized investment gains (losses)(4)	(2,664)	9,897	(4,407)	94,834
Total reclassifications for the period	$(2,664)	$9,897	$(4,407)	$94,834

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs, other costs and future policy benefits.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(1,261)	$(2,133)	$(522)	$1,387	$(2,529)
Net investment gains (losses) on investments arising during the period	8,351	0	0	(2,923)	5,428
Reclassification adjustment for (gains) losses included in net income	1,834	0	0	(642)	1,192
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	61	0	0	(21)	40
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,804	0	(630)	1,174
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	524	(183)	341
Balance, September 30, 2017	$8,985	$(329)	$2	$(3,012)	$5,646

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(442,314)	$(31,251)	$(5,664)	$166,888	$(312,341)
Net investment gains (losses) on investments arising during the period	275,382	0	0	(96,384)	178,998
Reclassification adjustment for (gains) losses included in net income	(6,241)	0	0	2,184	(4,057)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(61)	0	0	21	(40)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(44,571)	0	15,600	(28,971)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(9,685)	3,389	(6,296)
Balance, September 30, 2017	$(173,234)	$(75,822)	$(15,349)	$91,698	$(172,707)

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three months ended September 30, 2017 and 2016, and $0.0 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. The expense charged to the Company for the deferred compensation program was $0.2 million for both the three months ended September 30, 2017 and 2016, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended September 30, 2017 and 2016, and $1 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended September 30, 2017 and 2016, and $1 million for both the nine months ended September 30, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.4 million for both the nine months ended September 30, 2017 and 2016.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $27 million and $28 million for the three months ended September 30, 2017 and 2016, respectively, and $81 million and $82 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses (benefits) was $(2) million and $2 million for the three months ended September 30, 2017 and 2016, respectively, and $10 million and $7 million for the nine months ended September 30, 2017 and 2016, respectively.

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. Allocated lease expense was $0 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. Sub-lease rental income, recorded as a reduction to lease expense, was $0 million and $0.0 million for the three and nine months ended September 30, 2017 and 2016, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $4 million for the three months ended September 30, 2017 and 2016, respectively, and $9 million and $8 million for the nine months ended September 30, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $109 million and $102 million as of September 30, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $2 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and a gain of $7 million and $3 million for the nine months ended September 30, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $28 million and $29 million for the three months ended September 30, 2017 and 2016, respectively, and $83 million and $84 million for the nine months ended September 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Other assets" at September 30, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			September 30, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.73%	-	2.76%	$34,293	$0
U.S. Dollar fixed rate notes	2027	-	2028	2.31%	-	14.85%	6,720	40,925
Total long-term notes receivable - affiliated(1)							$41,013	$40,925

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.6 million and $0.1 million at September 30, 2017 and December 31, 2016, respectively, and is included in “Other assets”. Revenues related to these loans were $0.2 million for both the three months ended September 30, 2017 and 2016, and $0.5 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2017 and for the year ended December 31, 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

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

Affiliate	Date Issued	Amount of Notes - September 30, 2017	Amount of Notes - December 31, 2016	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$28,101	1.89%	6/20/2017
Prudential Insurance	4/20/2016	18,734	18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$971,899	$1,000,000

The total interest expense to the Company related to loans and other payables to affiliates was $19 million and $20 million for the three months ended September 30, 2017 and 2016, respectively, and $48 million and $39 million for the nine months ended September 30, 2017 and 2016, respectively.

Contributed Capital and Dividends

In June 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture, as discussed in Note 1.

The Company did not pay any dividends through September 30, 2017. In June and September 2017, there was a $100 million and $200 million return of capital, respectively, to PAI. In December 2016, there was a $1,140 million return of capital to PAI.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2017, compared with December 31, 2016, and its results of operations for the three and nine months ended September 30, 2017 and 2016. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules. The Company may resume issuing new annuity products in the future.

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

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018. In August 2017, the DOL issued a proposed 18-month extension of the January 1, 2018 applicability date to July 1, 2019. In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL also issued a request for information seeking public comment on the rules. In addition, the Secretary of Labor has stated that he will seek to engage with the SEC on the rules, and in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. The National Association of Insurance Commissioners ("NAIC") has also formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities.  We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to the Company.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council - In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the "Council") process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the "FRB") and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or Prudential Financial.

The Financial CHOICE Act - In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact Prudential Financial.

Resolution Planning - In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

U.S. Department of the Treasury Report

In October 2017, in response to President Trump’s February 2017 executive order, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance.” The report identifies laws, regulations and other requirements that promote or inhibit certain core principles of financial regulation that are outlined in the order. Among other things, the report recommends that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirms the role of the U.S. state-based system of insurance regulation. In addition, the report also supports current efforts at the DOL to reexamine, and delay full implementation of, the fiduciary rules, and encourages the DOL and SEC to work with state insurance regulators to evaluate the impacts of a fiduciary rule across markets. The Company is evaluating the recommendations set forth in the report and their potential impact on our business. We cannot predict whether any of the recommendations will ultimately become laws, regulations or other requirements applicable to our business.

U.S. Tax Legislation

In September 2017, the Trump Administration and Republican Congressional leadership released a Unified Framework for Fixing Our Broken Tax Code ("the Framework") that is intended to serve as a template for the tax-writing committees as they develop tax reform legislation. The Framework would reduce the corporate tax rate to 20%, provide for a partial limitation of the deduction for net interest, introduce a territorial tax system with a one-time deemed repatriation tax and aim to repeal the corporate alternative minimum tax. The Framework does not address insurance industry specific provisions such as the dividends received deduction, tax reserves and deferred policy acquisition costs. The Framework would also reduce individual tax rates from seven brackets to three with a top rate of 35%, repeal the individual alternative minimum tax, increase the standard deduction, eliminate many other deductions and repeal the estate tax.

In November 2017, the Tax Cuts and Jobs Act (the “House Tax Bill”) was introduced in the U.S. House of Representatives. The House Tax Bill would, among other changes, permanently reduce the corporate tax rate from 35% to 20% and modify the taxation of life insurance companies and non-U.S. subsidiaries. For individuals and families, the House Tax Bill would also modify certain deductions and income tax brackets and repeal the alternative minimum tax.

We cannot predict whether the Framework and/or House Tax Bill will ultimately form the basis for changes in the tax laws applicable to the Company, our products or our customers, or the timing of any such changes. Tax reform may change the Company’s tax profile, make our products less attractive and/or reduce our statutory capital position. We are currently analyzing the House Tax Bill for the impact on the Company should it become law.

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
• fair value of, and possible impairments, on intangible assets;
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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements ("DSI") and VOBA;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2017, we assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

September 30, 2017 versus December 31, 2016

Total assets increased $1.4 billion from $59.8 billion at December 31, 2016 to $61.2 billion at September 30, 2017. Significant components were:

•
Total investments and cash and cash equivalents increased $0.8 billion primarily driven by cash flows from insurance operations and unrealized gains on investments due to a decline in rates, partially offset by a decline in affiliated derivative assets due to favorable equity markets.

•	Separate account assets increased $0.5 billion primarily driven by market appreciation partially offset by net outflows and policy charges.

•	DAC and DSI increased $0.3 billion primarily due to positive unlocks and capitalization of new business, partially offset by base amortization.

Total liabilities increased by $0.7 billion, from $52.7 billion at December 31, 2016 to $53.4 billion at September 30, 2017. Significant components were:

•	Separate account liabilities increased $0.5 billion, corresponding to the increase in separate account assets described above.

•	Future policy benefits increased $0.3 billion primarily driven by credit spread tightening and living benefit reserve growth, partially offset by favorable markets.

Total equity increased $0.6 billion from $7.1 billion at December 31, 2016 to $7.7 billion at September 30, 2017, primarily driven by an after-tax gain of $0.8 billion for the nine months ended September 30, 2017 and an increase in unrealized gains on investments, as discussed above. These gains were partially offset by a return of capital of $0.3 billion.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison

Income (loss) from operations before income taxes increased $0.5 billion from $0.9 billion in the third quarter of 2016 to $1.4 billion in the third quarter of 2017, primarily driven by realized investment gains as a result of widening credit spreads used in measuring our living benefit contracts, partially offset by related charges to the amortization of DAC and other costs. See table below for more information.

2017 to 2016 Nine Months Comparison

Income (loss) from operations before income taxes increased $2.7 billion from a loss of $1.5 billion for the first nine months of 2016 to income of $1.2 billion for the first nine months of 2017, primarily driven by favorable variance of $2.0 billion for recapture and reinsurance losses for the nine months ended September 30, 2016, driven by the Variable Annuities Recapture, as well as a favorable variance from the annual review and update of assumptions and other refinements. Also contributing to the increase was a favorable variance in fees driven by the Variable Annuities Recapture. See table below for more information.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in millions)(1)		(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$79	$(149)	$433	$(243)
Change in portions of U.S. GAAP liability, before NPR(4)	1,832	337	2,109	(190)
Change in the NPR adjustment	(814)	(155)	(2,872)	(250)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	1,097	33	(330)	(683)
Related benefit (charge) to amortization of DAC and other costs	(251)	429	64	396
Net impact of assumption updates and other refinements	—	—	(75)	1,390
Recapture and reinsurance gains (losses)	—	—	—	(2,866)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$846	$462	$(341)	$(1,763)

(1) Positive amount represents income; negative amount represents a loss.
(2) Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.
(3) Excludes $0 million and $(31) million for the three months ended September 30, 2017 and 2016, respectively, and $0 million and $(389) million for the nine months ended September 30, 2017 and 2016, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures.
(4) Represents risk margins and valuation methodology differences between the economic liability managed by the Asset Liability Management ("ALM") Strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

For the three months ended September 30, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $846 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $1,097 million, predominantly as a result of widening credit spreads used in measuring our living benefit contracts. Partial offsets are included in the $251 million of related charges to amortization of DAC and other costs. For the nine months ended September 30, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impacts of NPR, DAC and other costs, was a charge of $341 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net charge of $330 million, predominantly as a result of tightening credit spreads used in measuring our living benefit contracts.

The net benefit of $462 million for the three months ended September 30, 2016, was primarily driven by the amortization of DAC and other costs, which included a benefit of $429 million related to changes in our estimate of total gross profits as a result of the ALM strategy implemented in the third quarter of 2016. Excluding the impacts of the Variable Annuities Recapture of $2,866 million, the net benefit of $1,103 million for the nine months ended September 30, 2016 was predominantly due to the net benefit of $1,390 million from the impact of assumption updates and other refinements resulted from our annual review and update of assumptions, primarily driven by modifications to our actuarial assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues increased $1.2 billion, from $0.7 billion for the three months ended September 30, 2016 to $1.9 billion for the three months ended September 30, 2017, primarily driven by an increase of $1.2 billion in realized investment gains / (losses), as discussed above.

Benefits and expenses increased $0.7 billion, from a benefit of $0.1 billion for the three months ended September 30, 2016 to an expense of $0.6 billion for the three months ended September 30, 2017, primarily driven by an increase of $0.7 billion related to the amortization of deferred policy acquisition costs and interest credited to policyholders' account balances primarily due to changes in the living benefit reserves due to credit spread widening in the current period.

2017 to 2016 Nine Months Comparison

Revenues increased $2.0 billion, from $0.0 billion for the nine months ended September 30, 2016 to $2.0 billion for the nine months ended September 30, 2017, primarily driven by a decline of $2.2 billion in realized investment losses, as well as an increase of $0.5 billion in policy charges and fee income and asset administration fees and other income, due to the Variable Annuities Recapture. Partially offsetting these increases was a decline of $0.8 billion in premiums mainly due to the consideration received for the Variable Annuities Recapture in 2016.

Benefits and expenses decreased $0.7 billion, from $1.5 billion for the nine months ended September 30, 2016 to $0.8 billion for the nine months ended September 30, 2017, primarily driven by Policyholders' benefits decrease of $0.5 billion primarily due to the Variable Annuities Recapture offset in premiums discussed above, as well as $0.2 billion decline in the amortization of deferred policy acquisition costs and interest credited to policyholders' account balances primarily due to favorable variance related to the annual review and update of assumptions and other refinements and credit spread tightening in the current period.

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

Product Design Features

A portion of the variable annuity contracts that we offered include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

As of September 30, 2017
(in millions)
U.S. GAAP liability (including non-performance risk)	$7,999
Non-performance risk adjustment	3,695
Subtotal	11,694
Adjustments including risk margins and valuation methodology differences	(2,878)
Economic liability managed by ALM strategy	$8,816

As of September 30, 2017, our fixed income instruments and derivative assets exceed the economic liability in which the risks reside.

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

Our income tax provision amounted to an income tax expense of $370 million, or 31.6% of gain from operations before income taxes in the first nine months of 2017, compared to an income tax benefit of $578 million, or 39.3% of loss from operations before income taxes in the first nine months of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

In September 2017, June 2017 and December 2016 the Company returned capital of $200 million, $100 million and $1,140 million, respectively, to its parent, Prudential Annuities, Inc.

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

Cash Flow

The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity may include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging and reinsurance activity and payments in connection with financing activities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2017 and December 31, 2016, the Company had liquid assets of $13.3 billion and $12.3 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3.2 billion and $2.8 billion as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $9.5 billion, or 96%, of the fixed maturity investments in Company general account portfolios, were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating. The remaining $0.4 billion, or 4%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer

32.2 Section 906 Certification of the Chief Financial Officer

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document.

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ John Chieffo
Name	John Chieffo
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 9, 2017