Form 10-Q
period 2018-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2018-05-10
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2018, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) the U.S. Department of Labor’s fiduciary rules and other fiduciary rule developments, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2018 and December 31, 2017 (in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2018: $9,369,888; 2017: $10,145,266)	$9,131,181	$10,110,786
Fixed maturities, trading, at fair value (amortized cost, 2018: $63,209; 2017: $161,393)(1)	63,953	166,360
Equity securities, at fair value (cost, 2018: $11,710; 2017: $11,614)(1)	16,232	15,375
Commercial mortgage and other loans	1,465,808	1,387,012
Policy loans	12,488	12,558
Short-term investments	12,769	711,071
Other invested assets (includes $179,477 and $151,481 measured at fair value at March 31, 2018 and December 31, 2017, respectively)(1)	367,377	335,811
Total investments	11,069,808	12,738,973
Cash and cash equivalents	2,272,907	1,639,939
Deferred policy acquisition costs	4,545,215	4,596,565
Accrued investment income	68,569	88,331
Reinsurance recoverables	533,300	563,428
Income taxes	997,633	1,116,735
Value of business acquired	35,023	35,109
Deferred sales inducements	981,440	1,020,786
Receivables from parent and affiliates	49,578	49,351
Other assets	134,542	121,086
Separate account assets	36,433,321	37,990,547
TOTAL ASSETS	$57,121,336	$59,960,850
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$7,559,571	$9,132,569
Policyholders’ account balances	4,926,080	4,846,152
Payables to parent and affiliates	49,732	36,026
Cash collateral for loaned securities	7,640	17,383
Short-term debt	43,734	43,734
Long-term debt	928,165	928,165
Reinsurance payables	270,482	262,588
Other liabilities	425,414	422,636
Separate account liabilities	36,433,321	37,990,547
Total liabilities	50,644,139	53,679,800
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	6,845,436	7,145,436
Retained earnings/(accumulated deficit)	(104,032)	(776,762)
Accumulated other comprehensive income (loss)	(266,707)	(90,124)
Total equity	6,477,197	6,281,050
TOTAL LIABILITIES AND EQUITY	$57,121,336	$59,960,850

(1)	Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2018 and 2017 (in thousands)

	Three Months Ended March 31,
	2018	2017
REVENUES
Premiums	$21,034	$18,827
Policy charges and fee income	555,290	537,306
Net investment income	96,711	102,249
Asset administration fees and other income	99,537	98,802
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(286)	(2,660)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	5
Other realized investment gains (losses), net	558,976	12,140
Total realized investment gains (losses), net	558,690	9,485
Total revenues	1,331,262	766,669
BENEFITS AND EXPENSES
Policyholders’ benefits	35,026	16,773
Interest credited to policyholders’ account balances	69,570	35,383
Amortization of deferred policy acquisition costs	156,433	65,392
Commission expense	235,321	222,413
General, administrative and other expenses	42,977	46,980
Total benefits and expenses	539,327	386,941
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	791,935	379,728
Income tax expense (benefit)	156,256	117,370
NET INCOME (LOSS)	$635,679	$262,358
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(767)	11
Net unrealized investment gains (losses)	(176,279)	54,347
Total	(177,046)	54,358
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(37,180)	19,026
Other comprehensive income (loss), net of tax	(139,866)	35,332
Comprehensive income (loss)	$495,813	$297,690

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$7,145,436	$(776,762)	$(90,124)	$6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Return of capital		(300,000)			(300,000)
Comprehensive income:
Net income (loss)			635,679		635,679
Other comprehensive income (loss), net of tax				(139,866)	(139,866)
Total comprehensive income (loss)					495,813
Balance, March 31, 2018	$2,500	$6,845,436	$(104,032)	$(266,707)	$6,477,197

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Return of capital		0			0
Comprehensive income:
Net income (loss)			262,358		262,358
Other comprehensive income (loss), net of tax				35,332	35,332
Total comprehensive income (loss)					297,690
Balance, March 31, 2017	$2,500	$8,095,436	$(430,900)	$(279,616)	$7,387,420

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$635,679	$262,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(677)	(447)
Realized investment (gains) losses, net	(558,690)	(9,485)
Depreciation and amortization	4,017	(3,546)
Interest credited to policyholders’ account balances	69,570	35,383
Change in:
Future policy benefits	261,254	241,003
Accrued investment income	19,762	17,194
Net receivables from/payables to parent and affiliates	13,302	14,862
Deferred sales inducements	(483)	(205)
Deferred policy acquisition costs	76,645	(4,048)
Income taxes	156,193	116,991
Reinsurance recoverables, net	8,358	5,062
Derivatives, net	(1,218,557)	(559,206)
Deferred (gain)/loss on reinsurance	(8,564)	1,497
Other, net	29,051	28,957
Cash flows from (used in) operating activities	(513,140)	146,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,345,164	289,276
Fixed maturities, trading(1)	99,578	11
Equity securities(1)	1,271	1,296
Commercial mortgage and other loans	11,021	7,694
Policy loans	257	548
Other invested assets(1)	1,161	66,317
Short-term investments	697,805	939,652
Payments for the purchase/origination of:
Fixed maturities, available for sale	(612,334)	(561,955)
Equity securities(1)	(1,183)	(953)
Commercial mortgage and other loans	(87,238)	(49,407)
Policy loans	(55)	(10)
Other invested assets(1)	(25,150)	(1,788)
Short-term investments	0	(584,277)
Notes receivable from parent and affiliates, net	2,842	714
Derivatives, net	(1,085)	1,081
Other, net	0	2,990
Cash flows from (used in) investing activities	1,432,054	111,189
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(9,743)	11,947
Net increase/(decrease) in short-term borrowing	0	9,609
Drafts outstanding	(6,790)	2,348
Distribution to Parent	(300,000)	0
Policyholders' account deposits	737,762	571,126
Ceded policyholders' account deposits	(21,526)	(930)
Policyholders' account withdrawals	(693,903)	(636,328)
Ceded policyholders' account withdrawals	8,254	5,850
Cash flows from (used in) financing activities	(285,946)	(36,378)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	632,968	221,181
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,639,939	1,848,039
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,272,907	$2,069,220

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2018 and 2017.

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Annuities Life Assurance Corporation (the “Company” or “PALAC”), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), a New Jersey corporation.

PALAC has one subsidiary, which began operating in 2018 for the purpose of holding agricultural properties in the State of Florida. PALAC and its subsidiary are together referred to as the "Company”, "we" or "our" and all financial information is shown on a consolidated basis.

The Company has developed long-term savings and retirement products, which were distributed through its affiliated broker/dealer company, Prudential Annuities Distributors, Inc. (“PAD”). The Company issued variable and fixed deferred and immediate annuities for individuals and groups in the United States of America, District of Columbia and Puerto Rico. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped actively selling such products in March 2010.

In March 2010, the Company ceased offering its variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and its wholly-owned subsidiary Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules. The Company has resumed offering annuity products to new investors (except in New York). It launched a new fixed index annuity in January 2018 and launched a new deferred income annuity in March 2018.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adoption of ASU 2016-01

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available for sale” are to be reported in net income within “Asset administration fees and other income” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available for sale” were reported in “Accumulated other comprehensive income”.

The impacts of this ASU on the Company’s Consolidated Financial Statements can be categorized as follows: (1) Changes to the presentation within the Consolidated Statements of Financial Position; (2) Cumulative-effect Adjustment Upon Adoption; and (3) Changes to Accounting Policies. Each of these components is described below. This section is meant to serve as an update to, and should be read in conjunction with Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1) Changes to the presentation within the Consolidated Statements of Financial Position

Because of the fundamental accounting changes as described in section "(3) Changes to Accounting Policies" below, the Company determined that changes to the presentation of certain balances in the investment section of the Company’s Consolidated Statements of Financial Position were also necessary to maintain clarity and logical presentation. The table below illustrates these changes by presenting the balances as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the reclassifications that were made, along with a footnote explanation of each reclassification.

	December 31, 2017
	As previously reported	Reclassifications			As currently reported
Statement of Financial Position Line Items		(1)	(2)	(3)
	(in thousands)
Fixed maturities, available-for-sale, at fair value	$10,110,786				$10,110,786
*Fixed maturities, trading, at fair value	0		166,360		166,360
~~Trading account assets, at fair value~~	181,717		(181,717)		0
~~Equity securities, available-for-sale, at fair value~~ 	18	(18)			0
*Equity securities, at fair value	0	18	15,357		15,375
Commercial mortgage and other loans	1,387,012				1,387,012
Policy loans	12,558				12,558
Short-term investments	711,071				711,071
~~Other long-term investments~~	335,811			(335,811)	0
*Other invested assets	0			335,811	335,811
Total investments	$12,738,973	$0	$0	$0	$12,738,973
* - New line item effective January 1, 2018.
~~Strikethrough~~ - Eliminated line item effective January 1, 2018.

(1)	Retitled “Equity securities, available-for-sale, at fair value” to “Equity securities, at fair value” as equity securities can no longer be described as available-for-sale.

(2)	Eliminated the line item “Trading account assets, at fair value” and reclassified each component to another line item.

(3)	Retitled “Other long-term investments” to “Other invested assets”.

(2) Cumulative-effect Adjustment Upon Adoption

The provisions of ASU 2016-01 require that the Company apply the amendments through a cumulative-effect adjustment to the Consolidated Statements of Financial Position as of the beginning of the fiscal year of adoption. The following table illustrates the impact on the Company’s Consolidated Statement of Financial Position as a result of recording this cumulative-effect adjustment on January 1, 2018.

Summary of ASU 2016-01 Transition Impacts on the Consolidated Statement
of Financial Position upon Adoption on January 1, 2018
(in thousands)
Increase / (Decrease)
Other invested assets	$423
Total assets	$423
Income taxes	$89
Total liabilities	89
Accumulated other comprehensive income (loss)	(3)
Retained earnings	337
Total equity	334
Total liabilities and equity	$423

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3) Changes to Accounting Policies

This section summarizes the changes in our accounting policies resulting from the adoption of ASU 2016-01 as well as an update to the components of the financial statement line items impacted by the Company’s Consolidated Statements of Financial Position presentation changes described above.

ASSETS

Fixed maturities, trading is a new financial statement line item comprised of fixed maturities that are carried at fair value. Prior to the adoption of the standard, these fixed maturities were reported in “Trading account assets, at fair value”. Realized and unrealized gains and losses on these investments are reported in “Asset administration fees and other income”, and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is the new title of the financial statement line item formerly titled “Equity securities, available for sale, at fair value”. As a result of the adoption of the standard, equity securities previously reported in “Trading account assets, at fair value” were reclassified to “Equity securities, at fair value”. The retitled financial statement line is comprised of common stock, mutual fund shares, and preferred stock, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Asset administration fees and other income”, and dividend income is reported in “Net investment income” on the ex-dividend date. Prior to the adoption of the standard, for the equity investments reported in the financial statement line formerly titled “Equity securities, available for sale, at fair value”, the associated net realized gains and losses were included in “Realized investment gains (losses), net” and the associated net unrealized gains and losses were included in “Accumulated other comprehensive income (loss)” (“AOCI”). In addition, with the adoption of the standard, the identification of OTTI for these investments is no longer needed as all of these investments are now measured at fair value with changes in fair value reported in earnings.

Other invested assets is the new title of the financial statement line formerly titled “Other long-term investments”. Investments previously reported in “Other long-term investments” were reclassified to “Other invested assets”. The retitled financial statement line consists of the Company’s non-coupon investments in Limited Partnerships and Limited Liability Companies ("LPs/LLCs") (other than operating joint ventures), wholly-owned investment real estate and derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Asset administration fees and other income”. Prior to the adoption of the standard, the Company applied the cost method of accounting for certain LPs/LLCs interest when its partnership interest was considered minor. The standard effectively eliminated the cost method of accounting for these equity investments. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Asset administration fees and other income”.

REVENUES AND BENEFITS AND EXPENSES

Asset administration fees and other income principally includes asset-based asset management fees, which are recognized in the period in which the services are performed. This financial statement line also includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value.

Other ASU adopted during the three months ended March 31, 2018.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
		January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
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
		January 1, 2018 using the retrospective method (with early adoption permitted).	Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by decreasing accumulated other comprehensive income and increasing retained earnings, each by $36.7 million.

ASU issued but not yet adopted as of March 31, 2018

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
beginning January 1, 2019.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.
January 1, 2019 using the modified
retrospective method (with early adoption
permitted) which will include a
cumulative-effect
adjustment on the
balance sheet as of
the beginning of the fiscal year of
adoption.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,158,987	$12,575	$345,354	$3,826,208	$0
Obligations of U.S. states and their political subdivisions	135,235	952	1,780	134,407	0
Foreign government bonds	163,795	5,088	2,735	166,148	0
Public utilities	568,207	19,999	5,874	582,332	0
Redeemable preferred stock	29,485	206	280	29,411	0
All other U.S. public corporate securities	1,433,169	51,066	19,859	1,464,376	0
All other U.S. private corporate securities	916,459	29,127	10,625	934,961	0
All other foreign public corporate securities	216,048	4,322	3,775	216,595	0
All other foreign private corporate securities	657,425	38,150	5,031	690,544	0
Asset-backed securities(1)	429,880	4,445	689	433,636	(17)
Commercial mortgage-backed securities	504,488	2,876	10,978	496,386	0
Residential mortgage-backed securities(2)	156,710	1,825	2,358	156,177	(4)
Total fixed maturities, available-for-sale	$9,369,888	$170,631	$409,338	$9,131,181	$(21)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $5.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2018
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,167	$20	$3,339,869	$345,334	$3,345,036	$345,354
Obligations of U.S. states and their political subdivisions	77,831	1,362	13,011	418	90,842	1,780
Foreign government bonds	125,084	2,726	137	9	125,221	2,735
Public utilities	232,665	4,651	25,314	1,223	257,979	5,874
Redeemable preferred stock	10,291	280	0	0	10,291	280
All other U.S. public corporate securities	647,126	16,154	107,482	3,705	754,608	19,859
All other U.S. private corporate securities	380,856	7,318	69,507	3,307	450,363	10,625
All other foreign public corporate securities	128,469	3,065	26,614	710	155,083	3,775
All other foreign private corporate securities	136,956	3,202	39,001	1,829	175,957	5,031
Asset-backed securities	102,748	689	0	0	102,748	689
Commercial mortgage-backed securities	228,798	5,402	126,702	5,576	355,500	10,978
Residential mortgage-backed securities	103,685	1,584	23,378	774	127,063	2,358
Total fixed maturities, available-for-sale	$2,179,676	$46,453	$3,771,015	$362,885	$5,950,691	$409,338

	December 31, 2017
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,174	$23	$4,550,472	$236,604	$4,563,646	$236,627
Obligations of U.S. states and their political subdivisions	6,669	26	13,311	132	19,980	158
Foreign government bonds	37,466	428	143	4	37,609	432
Public utilities	84,260	1,357	22,420	701	106,680	2,058
Redeemable preferred stock	10,522	59	0	0	10,522	59
All other U.S. public corporate securities	206,988	1,034	118,002	2,382	324,990	3,416
All other U.S. private corporate securities	221,753	2,173	83,365	1,622	305,118	3,795
All other foreign public corporate securities	66,004	578	23,186	340	89,190	918
All other foreign private corporate securities	78,200	536	89,675	2,695	167,875	3,231
Asset-backed securities	30,234	128	0	0	30,234	128
Commercial mortgage-backed securities	113,423	1,225	129,458	3,120	242,881	4,345
Residential mortgage-backed securities	26,916	166	24,833	373	51,749	539
Total fixed maturities, available-for-sale	$895,609	$7,733	$5,054,865	$247,973	$5,950,474	$255,706

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $406.0 million and $253.0 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.3 million and $2.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2018, the $362.9 million of gross unrealized losses on fixed maturities of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company’s corporate securities within the consumer non-cyclical, consumer cyclical and utility sectors. As of December 31, 2017, the $248.0 million of gross unrealized losses on fixed maturities of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company’s corporate securities within the consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$312,028	$314,328
Due after one year through five years	1,302,697	1,320,394
Due after five years through ten years	1,273,321	1,323,875
Due after ten years	5,390,764	5,086,385
Asset-backed securities	429,880	433,636
Commercial mortgage-backed securities	504,488	496,386
Residential mortgage-backed securities	156,710	156,177
Total fixed maturities, available-for-sale	$9,369,888	$9,131,181

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$1,234,653	$166,834
Proceeds from maturities/prepayments	115,857	121,865
Gross investment gains from sales and maturities	112	75
Gross investment losses from sales and maturities	(73,625)	(433)
OTTI recognized in earnings(2)	(286)	(2,655)

(1)	Includes $5.3 million and $(0.6) million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” ("OCI"), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$792	$1,325
New credit loss impairments	0	0
Additional credit loss impairments on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	1	3
Reductions for securities which matured, paid down, prepaid or were sold during the period	(2)	0
Reductions for securities impaired to fair value during the period(1)	0	(520)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	(2)
Assets transferred to parent and affiliates	0	0
Balance, end of period	$791	$806

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $0.8 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$356,421	24.3%	$348,718	25.0%
Hospitality	3,745	0.2	3,782	0.3
Industrial	388,227	26.4	327,987	23.6
Office	307,548	20.9	294,072	21.2
Other	139,105	9.5	139,362	10.0
Retail	215,526	14.7	216,544	15.6
Total commercial mortgage loans	1,410,572	96.0	1,330,465	95.7
Agricultural property loans	58,129	4.0	59,197	4.3
Total commercial mortgage and agricultural property loans by property type	1,468,701	100.0%	1,389,662	100.0%
Valuation allowance	(2,893)		(2,650)
Total commercial mortgage and other loans	$1,465,808		$1,387,012

As of March 31, 2018, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (29%), Texas (13%) and New York (6%)) and included loans secured by properties in Europe (10%) and Australia (3%).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,616	$34	$2,650
Addition to (release of) allowance for losses	242	1	243
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,858	$35	$2,893

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,267	$22	$2,289
Addition to (release of) allowance for losses	349	12	361
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,616	$34	$2,650

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,858	35	2,893
Total ending balance(1)	$2,858	$35	$2,893
Recorded investment(2):
Individually evaluated for impairment	$0	$4,467	$4,467
Collectively evaluated for impairment	1,410,572	53,662	1,464,234
Total ending balance(1)	$1,410,572	$58,129	$1,468,701

(1)	As of March 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,616	34	2,650
Total ending balance(1)	$2,616	$34	$2,650
Recorded investment(2):
Individually evaluated for impairment	$1,571	$4,865	$6,436
Collectively evaluated for impairment	1,328,894	54,332	1,383,226
Total ending balance(1)	$1,330,465	$59,197	$1,389,662

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans, based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$660,518	$15,076	$3,346	$678,940
60%-69.99%	531,122	19,228	0	550,350
70%-79.99%	232,896	5,478	0	238,374
80% or greater	0	1,037	0	1,037
Total commercial mortgage and agricultural property loans	$1,424,536	$40,819	$3,346	$1,468,701

	December 31, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$667,338	$14,426	$4,566	$686,330
60%-69.99%	503,922	1,329	0	505,251
70%-79.99%	182,368	13,281	0	195,649
80% or greater	1,387	0	1,045	2,432
Total commercial mortgage and agricultural property loans	$1,355,015	$29,036	$5,611	$1,389,662

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,410,572	$0	$0	$0	$1,410,572	$0
Agricultural property loans	58,129	0	0	0	58,129	0
Total	$1,468,701	$0	$0	$0	$1,468,701	$0

(1)	As of March 31, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,330,465	$0	$0	$0	$1,330,465	$0
Agricultural property loans	59,197	0	0	0	59,197	0
Total	$1,389,662	$0	$0	$0	$1,389,662	$0

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

For the three months ended March 31, 2018 and 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three months ended March 31, 2018 and 2017, there were no new troubled debt restructurings related to commercial mortgage or other loans with payment defaults on commercial mortgage or other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both March 31, 2018 and December 31, 2017, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$26,538	$25,801
Hedge funds	106,942	106,474
Real estate-related	47,156	46,043
Subtotal equity method	180,636	178,318
Fair value:
Private equity	4,442	3,500
Hedge funds	268	302
Real estate-related	2,417	2,512
Subtotal fair value(1)	7,127	6,314
Total LPs/LLCs	187,763	184,632
Real estate held through direct ownership	7,264	0
Derivative instruments	172,350	151,179
Total other invested assets(2)	$367,377	$335,811

(1)	As of December 31, 2017, $6.0 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$76,051	$81,642
Fixed maturities, trading	601	1,041
Equity securities, at fair value	68	64
Commercial mortgage and other loans	13,493	11,408
Policy loans	135	(44)
Short-term investments and cash equivalents	6,527	5,165
Other invested assets	3,630	6,771
Gross investment income	100,505	106,047
Less: investment expenses	(3,794)	(3,798)
Net investment income(1)	$96,711	$102,249

(1)	Prior period amounts have been reclassified to conform to current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturities(1)	$(73,799)	$(3,013)
Commercial mortgage and other loans	(620)	11
LPs/LLCs	0	(23)
Derivatives(2)	633,120	12,481
Short-term investments and cash equivalents	(11)	29
Realized investment gains (losses), net	$558,690	$9,485

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$5,121	$12,311
Fixed maturity securities, available-for-sale — all other	(243,828)	(46,791)
Equity securities, available-for-sale(1)	0	4
Derivatives designated as cash flow hedges(2)	(38,822)	(25,851)
Affiliated notes	758	829
Other investments	1,061	86
Net unrealized gains (losses) on investments	$(275,710)	$(59,412)

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within "Asset administration fees and other income."

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2018 and December 31, 2017, the Company had no repurchase agreements.

The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$10,505	$0	$10,505
U.S. public corporate securities	7,640	0	7,640	6,878	0	6,878
Total cash collateral for loaned securities(1)	$7,640	$0	$7,640	$17,383	$0	$17,383

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•	Interest rate contracts: futures, swaps, options, swaptions, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
•Other contracts: embedded derivatives

For detailed information on these contracts and the related strategies, see Note 11 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risk, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk ("NPR").

	March 31, 2018			December 31, 2017
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$704,383	$8,769	$(66,974)	$677,257	$13,348	$(47,209)
Total Qualifying Hedges	$704,383	$8,769	$(66,974)	$677,257	$13,348	$(47,209)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$1,805,000	$0	$0	$1,964,000	$8,296	$0
Interest Rate Swaps	85,813,525	3,686,730	(1,590,200)	87,939,425	4,374,658	(1,065,549)
Interest Rate Options	17,630,000	168,074	(198,230)	15,775,000	175,156	(160,181)
Interest Rate Forwards	1,358,967	6,401	(15,825)	975,929	19,870	(2)
Foreign Currency
Foreign Currency Forwards	12,417	0	(66)	12,455	1	(319)
Currency/Interest Rate
Foreign Currency Swaps	144,329	5,556	(11,552)	151,400	7,779	(7,488)
Equity
Equity Futures	58,292	0	0	672,055	2,442	0
Total Return Swaps	13,184,658	438,563	(26,599)	13,841,333	8,517	(341,700)
Equity Options	31,484,683	340,307	(361,564)	31,702,334	460,597	(318,955)
Total Non-Qualifying Hedges	$151,491,871	$4,645,631	$(2,204,036)	$153,033,931	$5,057,316	$(1,894,194)
Total Derivatives(1)	$152,196,254	$4,654,400	$(2,271,010)	$153,711,188	$5,070,664	$(1,941,403)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $6,578 million and $8,152 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was a net asset of $195 million and $232 million as of March 31, 2018 and December 31, 2017, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance recoverables" or "Reinsurance payables," was a net liability of $0.1 million and a net asset of $12 million as of March 31, 2018 and December 31, 2017, respectively.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	March 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,654,400	$(4,482,050)	$172,350	$(122,258)	$50,092
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$4,654,400	$(4,482,050)	$172,350	$(122,258)	$50,092
Offsetting of Financial Liabilities:
Derivatives(1)	$2,271,010	$(2,271,010)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,271,010	$(2,271,010)	$0	$0	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Offsetting of Financial Liabilities:
Derivatives(1)	$1,941,403	$(1,941,403)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,941,403	$(1,941,403)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended March 31, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,615	$(3,994)	$(12,971)
Total cash flow hedges	0	1,615	(3,994)	(12,971)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,183,795)	0	0	0
Currency	(470)	0	0	0
Currency/Interest Rate	(13,332)	0	(55)	0
Equity	12,066	0	0	0
Embedded Derivatives	1,818,651	0	0	0
Total non-qualifying hedges	633,120	0	(55)	0
Total	$633,120	$1,615	$(4,049)	$(12,971)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,331	$(2,702)	$(5,819)
Total cash flow hedges	0	1,331	(2,702)	(5,819)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(168,806)	0	0	0
Currency	(14)	0	0	0
Currency/Interest Rate	(605)	0	(44)	0
Equity	(618,511)	0	0	0
Embedded Derivatives	800,417	0	0	0
Total non-qualifying hedges	12,481	0	(44)	0
Total	$12,481	$1,331	$(2,746)	$(5,819)

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(25,851)
Net deferred gains/(losses) on cash flow hedges from January 1 to March 31, 2018	(16,189)
Amount reclassified into current period earnings	3,218
Balance, March 31, 2018	$(38,822)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2018 values, it is estimated that a pre-tax gain of $7 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2019, offset by amounts pertaining to the hedged item.

As of March 31, 2018, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2018 and December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement as applicable; (ii) trading through a central clearing and OTC; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position.

5.    FAIR VALUE OF ASSETS AND LIABILITIES

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

For discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$3,820,326	$5,882	$0	$3,826,208
Obligations of U.S. states and their political subdivisions	0	134,407	0	0	134,407
Foreign government bonds	0	166,148	0	0	166,148
U.S. corporate public securities	0	1,716,456	1,108	0	1,717,564
U.S. corporate private securities	0	1,111,395	54,707	0	1,166,102
Foreign corporate public securities	0	246,221	0	0	246,221
Foreign corporate private securities	0	753,874	34,458	0	788,332
Asset-backed securities(2)	0	178,154	255,482	0	433,636
Commercial mortgage-backed securities	0	495,817	569	0	496,386
Residential mortgage-backed securities	0	155,984	193	0	156,177
Subtotal	0	8,778,782	352,399	0	9,131,181
Fixed maturities, trading	0	63,953	0	0	63,953
Equity securities	5,604	11	10,617	0	16,232
Short-term investments	0	12,758	11	0	12,769
Cash equivalents	554,442	905,847	0	0	1,460,289
Other invested assets(3)	0	4,654,400	0	(4,482,050)	172,350
Reinsurance recoverables	0	0	195,497	0	195,497
Receivables from parent and affiliates	0	3,805	34,163	0	37,968
Subtotal excluding separate account assets	560,046	14,419,556	592,687	(4,482,050)	11,090,239
Separate account assets(4)	0	36,433,321	0	0	36,433,321
Total assets	$560,046	$50,852,877	$592,687	$(4,482,050)	$47,523,560
Future policy benefits(5)	$0	$0	$6,578,210	$0	$6,578,210
Payables to parent and affiliates	0	2,271,010	0	(2,271,010)	0
Reinsurance Payables	0	0	129	0	129
Other liabilities	0	0	0	0	0
Total liabilities	$0	$2,271,010	$6,578,339	$(2,271,010)	$6,578,339

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,826,413	$5,237	$0	$4,831,650
Obligations of U.S. states and their political subdivisions	0	104,640	0	0	104,640
Foreign government bonds	0	140,305	0	0	140,305
U.S. corporate public securities	0	1,806,888	1,562	0	1,808,450
U.S. corporate private securities	0	1,148,536	59,408	0	1,207,944
Foreign corporate public securities	0	229,006	215	0	229,221
Foreign corporate private securities	0	737,539	34,021	0	771,560
Asset-backed securities(2)	0	160,229	185,358	0	345,587
Commercial mortgage-backed securities	0	505,684	0	0	505,684
Residential mortgage-backed securities	0	165,745	0	0	165,745
Subtotal	0	9,824,985	285,801	0	10,110,786
Fixed maturities, trading(6)	0	166,360	0	0	166,360
Equity securities(6)	5,599	18	9,758	0	15,375
Short-term investments	448,712	262,272	87	0	711,071
Cash equivalents	0	1,146,466	0	0	1,146,466
Other invested assets(3)(6)	10,738	5,059,779	147	(4,919,486)	151,178
Reinsurance recoverables	0	0	244,006	0	244,006
Receivables from parent and affiliates	0	38,145	0	0	38,145
Subtotal excluding separate account assets	465,049	16,498,025	539,799	(4,919,486)	12,583,387
Separate account assets(4)	0	37,990,547	0	0	37,990,547
Total assets	$465,049	$54,488,572	$539,799	$(4,919,486)	$50,573,934
Future policy benefits(5)	$0	$0	$8,151,902	$0	$8,151,902
Payable to parent and affiliates	0	1,941,403	0	(1,941,403)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,941,403	$8,151,902	$(1,941,403)	$8,151,902

(1)
“Netting” amounts represent cash collateral of $2,211 million and $2,978 million as of March 31, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2018 and December 31, 2017, the fair values of such investments were $7.1 million and $0.3 million, respectively.

(4)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

(5)
As of March 31, 2018, the net embedded derivative liability position of $6,578 million includes $904 million of embedded derivatives in an asset position and $7,482 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8,152 million includes $819 million of embedded derivatives in an asset position and $8,971 million of embedded derivatives in a liability position.

(6)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During both the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$22,195	Discounted cash flow	Discount rate	5.75%	20%	12%	Decrease
		Liquidation	Liquidation	13%	13%	13%	Increase
Reinsurance recoverables	$195,497	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$6,578,210	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.24%	1.21%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	16%	24%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$22,215	Discounted cash flow	Discount rate	5.06%	22.23%	8.57%	Decrease
Reinsurance recoverables	$244,006	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$8,151,902	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

(3)
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

(4)
Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)
The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

(6)
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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(8)
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

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018
	Fixed Maturities, Available-For-Sale
	U.S. Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,237	$95,206	$185,358
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(66)	0
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	1,195	(145)
Net investment income	0	50	45
Purchases	645	151	63,810
Sales	0	(36)	0
Issuances	0	0	0
Settlements	0	(6,035)	(8,899)
Transfers into Level 3(4)	0	0	41,954
Transfers out of Level 3(4)	0	(215)	(25,879)
Other(5)	0	23	0
Fair Value, end of period assets/(liabilities)	$5,882	$90,273	$256,244
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(76)	$0
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018
	Equity Securities	Short-Term Investments	Cash Equivalents	Other Invested Assets
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$9,758	$87	$0	$147
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(53)	0	0
Asset administration fees and other income	712	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other(5)	147	(23)	0	(147)
Fair Value, end of period assets/(liabilities)	$10,617	$11	$0	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Reinsurance Payables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$244,006	$0	$(8,151,902)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(41,042)	0	1,828,612	0
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(106)	0	0
Net investment income	0	0	0	0
Purchases	4,850	0	0	0
Sales	0	0	0	0
Issuances	0	0	(254,920)	0
Settlements	0	0	0	0
Transfers into Level 3(4)	0	34,269	0	0
Transfers out of Level 3(4)	0	0	0	0
Other(5)	(12,317)	0	0	(129)
Fair Value, end of period assets/(liabilities)	$195,497	$34,163	$(6,578,210)	$(129)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$(38,617)	$0	$1,745,629	$(12,317)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three months ended March 31, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$87	$151,989	$31,735
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	21	(1)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	(517)	160
Net investment income	0	0	3,375	24
Purchases	6	0	490	51,448
Sales	0	0	(14,026)	0
Issuances	0	0	0	0
Settlements	0	0	(559)	(42)
Transfers into Level 3(4)	0	0	1,415	65,545
Transfers out of Level 3(4)	0	(87)	(377)	0
Other(5)	974	0	(974)	0
Fair Value, end of period assets/(liabilities)	$980	$0	$140,837	$148,869
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(83)	$(1)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three months ended March 31, 2017
	Equity Securities(3)	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,864	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	226	0	0
Included in other comprehensive income (loss)	351	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other	0	0	0
Fair Value, end of period assets/(liabilities)	$5,441	$450	$375
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$226	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$240,091	$33,962	$(7,707,333)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(20,116)	0	784,464
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	4,873	0	0
Sales	0	0	0
Issuances	0	0	(246,349)
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	(33,962)	0
Other(5)	(6,317)	0	0
Fair Value, end of period assets/(liabilities)	$218,531	$0	$(7,169,218)
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$(18,219)	$0	$725,860
Asset administration fees and other income	$0	$0	$0

(1)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(2)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period amounts were aggregated to conform to current period presentation.

(3)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(4)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(5)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(6)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(7)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	March 31, 2018
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,457,017	$1,457,017	$1,465,808
Policy loans	0	0	12,488	12,488	12,488
Cash and cash equivalents	272,618	540,000	0	812,618	812,618
Accrued investment income	0	68,569	0	68,569	68,569
Reinsurance recoverables	0	0	58,823	58,823	58,823
Receivables from parent and affiliates	0	11,610	0	11,610	11,610
Other assets	0	30,785	0	30,785	30,785
Total assets	$272,618	$650,964	$1,528,328	$2,451,910	$2,460,701
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$304,322	$304,322	$308,728
Cash collateral for loaned securities	0	7,640	0	7,640	7,640
Short-term debt	0	43,734	0	43,734	43,734
Long-term debt	0	933,228	0	933,228	928,165
Reinsurance payables	0	0	58,823	58,823	58,823
Payables to parent and affiliates	0	49,732	0	49,732	49,732
Other liabilities	0	164,240	0	164,240	164,240
Separate account liabilities - investment contracts	0	95	0	95	95
Total liabilities	$0	$1,198,669	$363,145	$1,561,814	$1,561,157

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,396,167	$1,396,167	$1,387,012
Policy loans	0	0	12,558	12,558	12,558
Cash and cash equivalents	493,473	0	0	493,473	493,473
Accrued investment income	0	88,331	0	88,331	88,331
Reinsurance recoverables	0	0	59,588	59,588	59,588
Receivables from parent and affiliates	0	11,206	0	11,206	11,206
Other assets	0	13,802	0	13,802	13,802
Total assets	$493,473	$113,339	$1,468,313	$2,075,125	$2,065,970
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$281,582	$281,582	$281,051
Cash collateral for loaned securities	0	17,383	0	17,383	17,383
Short-term debt	0	43,734	0	43,734	43,734
Long-term debt	0	1,003,251	0	1,003,251	928,165
Reinsurance payables	0	0	59,588	59,588	59,588
Payables to parent and affiliates	0	36,026	0	36,026	36,026
Other liabilities	0	135,556	0	135,556	135,556
Separate account liabilities - investment contracts	0	102	0	102	102
Total liabilities	$0	$1,236,052	$341,170	$1,577,222	$1,501,605

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $6.4 million and $6.0 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Asset administration fees and Other income.” Therefore, as of March 31, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”.

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $156 million, or 19.73% of income from operations before income taxes in the first three months of 2018, compared to an income tax expense of $117 million, or 30.92% of income from operations before income taxes in the first three months of 2017. The Company’s current and prior effective tax rates differed from the U.S. statutory rates of 21% and 35%, respectively, primarily due to non-taxable investment income and tax credits. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $882 million tax expense in “Total income tax expense (benefit)” in the Company’s Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first quarter of 2018, the Company did not recognize additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of March 31, 2018 was a $882 million tax expense, unchanged from the balance as of December 31, 2017.

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

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through "Realized investment gains (losses), net". For additional information related to the accounting for embedded derivatives, see Note 11 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Reinsurance amounts included in the Company's Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables(1)	$533,300	$563,428
Deferred policy acquisition costs	3,747,920	3,766,066
Deferred sales inducements	522,569	540,389
Value of business acquired	(2,654)	(2,702)
Other assets	101,750	105,167
Policyholders’ account balances	2,895,340	2,825,030
Future policy benefits	4,394,860	5,511,496
Reinsurance payables(2)	270,482	262,588
Other liabilities	317,591	329,019

(1)	"Reinsurance recoverables" includes $0.6 million and $0.3 million of unaffiliated activity as of March 31, 2018 and December 31, 2017, respectively.

(2)	"Reinsurance payables" includes $0.2 million and $0.1 million of unaffiliated activity as of March 31, 2018 and December 31, 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2018	December 31, 2017
	(in thousands)
Prudential Insurance	$288,560	$310,758
Pruco Life	244,115	252,383
Unaffiliated	625	287
Total reinsurance recoverables	$533,300	$563,428

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Premiums:
Direct	$12,113	$9,425
Assumed	10,181	9,635
Ceded	(1,260)	(233)
Net premiums	21,034	18,827
Policy charges and fee income:
Direct	145,713	155,671
Assumed	420,026	392,902
Ceded(1)	(10,449)	(11,267)
Net policy charges and fee income	555,290	537,306
Asset administration fees and other income:
Direct	26,033	31,415
Assumed	75,892	69,803
Ceded	(2,388)	(2,416)
Net asset administration fees and other income	99,537	98,802
Realized investment gains (losses), net:
Direct	(748,325)	(559,563)
Assumed	1,349,104	591,422
Ceded	(42,089)	(22,374)
Realized investment gains (losses), net	558,690	9,485
Policyholders' benefits (including change in reserves):
Direct	18,164	15,207
Assumed	17,892	10,961
Ceded(2)	(1,030)	(9,395)
Net policyholders' benefits (including change in reserves)	35,026	16,773
Interest credited to policyholders’ account balances:
Direct	36,388	16,224
Assumed	35,791	19,954
Ceded	(2,609)	(795)
Net interest credited to policyholders’ account balances	69,570	35,383
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	296,197	235,203

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	"Policy charges and fee income ceded" includes $(0.2) million and $(0.5) million of unaffiliated activity for the three months ended March 31, 2018 and 2017, respectively.

(2)	"Policyholders' benefits (including change in reserves) ceded" includes $(0.2) million and zero of unaffiliated activity for the three months ended March 31, 2018 and 2017, respectively.

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2018 and 2017 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(7)	$(90,117)	$(90,124)
Change in OCI before reclassifications	(767)	(253,296)	(254,063)
Amounts reclassified from AOCI	0	77,017	77,017
Income tax benefit (expense)	161	37,019	37,180
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, March 31, 2018	$(615)	$(266,092)	$(266,707)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	11	51,334	51,345
Amounts reclassified from AOCI	0	3,013	3,013
Income tax benefit (expense)	(4)	(19,022)	(19,026)
Balance, March 31, 2017	$(71)	$(279,545)	$(279,616)

(1)
Includes cash flow hedges of $(39) million and $(26) million as of March 31, 2018 and December 31, 2017, respectively, and $6 million and $12 million as of March 31, 2017 and December 31, 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(3,218)	$1,612
Net unrealized investment gains (losses) on available-for-sale securities	(73,799)	(4,625)
Total net unrealized investment gains (losses)(4)	(77,017)	(3,013)
Total reclassifications for the period	$(77,017)	$(3,013)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs, other costs and future policy benefits.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale, certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of “Net income” for a period that had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$12,311	$(1,008)	$(157)	$(3,263)	$7,883
Net investment gains (losses) on investments arising during the period	(7,129)	0	0	1,497	(5,632)
Reclassification adjustment for (gains) losses included in net income	(61)	0	0	13	(48)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	142	0	(30)	112
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	34	(7)	27
Balance, March 31, 2018	$5,121	$(866)	$(123)	$(1,790)	$2,342

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$(71,723)	$(82,212)	$(16,997)	$72,932	$(98,000)
Net investment gains (losses) on investments arising during the period	(286,182)	0	0	60,100	(226,082)
Reclassification adjustment for (gains) losses included in net income	77,078	0	0	(16,187)	60,891
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	32,935	0	(6,917)	26,018
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	6,904	(1,450)	5,454
Cumulative effect of adoption of ASU 2016-01	(4)	0	0	1	(3)
Cumulative effect of adoption of ASU 2018-02	0	0	0	(36,712)	(36,712)
Balance, March 31, 2018	$(280,831)	$(49,277)	$(10,093)	$71,767	$(268,434)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2018 and 2017. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $29 million and $27 million for the three months ended March 31, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million for both the three months ended March 31, 2018 and 2017.

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. There was no allocated lease expense for both the three months ended March 31, 2018 and 2017. There was no sub-lease rental income, recorded as a reduction to lease expense, for both the three months ended March 31, 2018 and 2017.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended March 31, 2018 and 2017. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $112 million and $111 million as of March 31, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $0.4 million and $3 million for the three months ended March 31, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $27 million for both the three months ended March 31, 2018 and 2017. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at March 31, 2018 and December 31, 2017 were as follows:

	Maturity Dates	Interest Rates			March 31, 2018	December 31, 2017
					(in thousands)
U.S. Dollar floating rate notes	2028	3.13%	-	3.74%	$34,163	$34,268
U.S. Dollar fixed rate notes	2027	8.15%	-	14.85%	3,805	3,877
Total long-term notes receivable - affiliated(1)					$37,968	$38,145

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.3 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively, and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended March 31, 2018 and 2017, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2018 and for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net of Tax
				(in thousands)
Pruco Life	January 2017	Sale	Fixed Maturities	$29	$29	$0	$0
Prudential Insurance	October 2017	Sale	Commercial Mortgages	$131,953	$128,529	$0	$2,226
Gibraltar Universal Life Reinsurance Company	October 2017	Purchase	Fixed Maturities	$113,686	$96,583	$0	$(11,117)
Prudential Insurance	December 2017	Purchase	Other Invested Assets - Derivatives	$171,363	$171,363	$0	$0
Prudential Insurance	December 2017	Sale	Fixed Maturities	$13,793	$7,113	$0	$4,342
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The debt issued during the second quarter of 2016 in the table below was assigned from affiliates as part of the Variable Annuities Recapture, as described further in Note 1. The following table provides the breakout of the Company's short-term and long-term debt with affiliates for the three months ended March 31, 2018 and the year ended December 31, 2017.

Affiliate	Date Issued	Amount of Notes - March 31, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$18,734	$18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity Company	6/28/2016	34,000	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$971,899	$971,899

The total interest expense to the Company related to loans and other payables to affiliates was $16 million and $13 million for the three months ended March 31, 2018 and 2017, respectively.

Contributed Capital and Dividends

Through March 31, 2018 and December 31, 2017, the Company did not receive any capital contributions.

In March 2018, there was a $300 million return of capital to PAI. In June, September and December 2017, there was a $100 million, $200 million and $650 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund $16 million and $37 million of commercial loans as of March 31, 2018 and December 31, 2017, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $114 million and $134 million as of March 31, 2018 and December 31, 2017, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigation and regulatory matters, see Note 12 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

There are no material developments in previously reported matters disclosed as of December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2018, compared with December 31, 2017, and its results of operations for the three months ended March 31, 2018 and 2017. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was established in 1969 and has been a provider of annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.

The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped selling such products in March 2010. Starting in January 2018 the Company began selling a new fixed indexed annuity and launched a new deferred income annuity in March 2018.

Beginning in March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules. The Company has resumed offering annuity products to new investors (except in New York). It launched a new fixed index annuity in January 2018 and launched a new deferred income annuity in March 2018.

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”).

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective on May 7, 2018. We cannot predict how the decision will impact our business, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the SEC proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to sales of certain of our products and to our Prudential Advisors distribution system. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our businesses.

For additional information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
• insurance reserve levels, market experience true-ups, and amortization of both deferred policy acquisition costs
(“DAC”) and value of business acquired (“VOBA”); deferred sales inducements ("DSI");
• customer account values, including their impact on fee income;
• fair value of, and possible impairments, on intangible assets;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenues and Expenses

The Company earns revenues principally from contract charges, fee income, asset administration fees from insurance and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of benefit guarantees provided and reserves established for anticipated future benefit guarantees and costs of managing risk related to these products, interest credited to contractholders' account balances, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products it sold.

Profitability

The Company’s profitability depends principally on its ability to manage risk on insurance and annuity products. Profitability also depends on, among other items, our actuarial and contractholder behavior experience on insurance and annuity products, our ability to retain customer assets, generate and maintain favorable investment results, and to manage expenses.

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.

Products

The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the SEC, and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped selling such products in March 2010. Starting in January 2018 the Company began selling a new fixed indexed annuity and launched a new deferred income annuity in March 2018.

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

In January 2018, the Company launched PruSecureSM, a single premium fixed index annuity, which allows the contractholder to allocate all or a portion of their account balance into an index account, such as the S&P 500. The index account provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years), subject to certain contractual minimums and maximums. In March 2018, the Company also launched Guaranteed Income For Tomorrow (GIFT)SM, a deferred income annuity, which initially is distributed through direct response solicitation through Prudential Insurance's Group Insurance business.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews estimates and assumptions used in the preparation of financial statements on an ongoing basis. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC, DSI and VOBA;

•	Policyholder liabilities;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC, DSI and VOBA

The near-term future equity rate of return assumptions used in evaluating DAC, DSI and VOBA for our domestic variable annuity products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2018, we assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

March 31, 2018 versus December 31, 2017

Total assets decreased $2.9 billion from $60.0 billion at December 31, 2017 to $57.1 billion at March 31, 2018. Significant components were:

•
Total investments and cash and cash equivalents decreased $1.0 billion primarily driven by liquidity needs to meet collateral requirements, unrealized losses on investments due to an increase in rates and a return of capital to PAI partially offset by an increase in cash flows from insurance operations.

•	Separate account assets decreased $1.6 billion primarily driven by unfavorable market performance, net outflows and policy charges.

•
DAC and DSI decreased $0.1 billion primarily due to an increase in base amortization and an unfavorable impact from gains in our living benefit results partially offset by capitalization of new business.

Total liabilities decreased $3.1 billion, from $53.7 billion at December 31, 2017 to $50.6 billion at March 31, 2018. Significant components were:

•	Separate account liabilities decreased $1.6 billion, corresponding to the decrease in separate account assets described above.

•	Future policy benefits decreased $1.6 billion primarily driven by credit spread widening and rising interest rates.

Total equity increased $0.2 billion from $6.3 billion at December 31, 2017 to $6.5 billion at March 31, 2018, primarily driven by after-tax net income of $0.6 billion for the three months ended March 31, 2018 partially offset by a return of capital of $0.3 billion and unrealized losses on investments, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison

Income (loss) from operations before income taxes increased $0.4 billion from $0.4 billion in the first quarter of 2017 to $0.8 billion in the first quarter of 2018, primarily driven by realized investment gains as a result of a rise in interest rates and widening credit spreads used in measuring our living benefit contracts, partially offset by related charges to the amortization of DAC and other costs. See table below for more information.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(120)	$40
Change in portions of U.S. GAAP liability, before NPR(3)	328	586
Change in the NPR adjustment	165	(693)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	373	(67)
Related benefit (charge) to amortization of DAC and other costs	(99)	11
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$274	$(56)

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended March 31, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of non-performance risk ("NPR"), DAC and other costs, was a benefit of $274 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $373 million, predominantly as a result of widening credit spreads used in measuring our living benefit contracts. Partial offsets are included in the $99 million of related charges to amortization of DAC and other costs.

For the three months ended March 31, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impacts of NPR, DAC and other costs, was a charge of $56 million. Changes in the NPR adjustment resulted in a $693 million net charge, driven by the tightening of credit spreads used in measuring our living benefit contracts and net decreases in the base embedded derivative liability before NPR primarily due to equity market appreciation and rising swap rates.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues increased $0.5 billion, from $0.8 billion for the three months ended March 31, 2017 to $1.3 billion for the three months ended March 31, 2018, primarily driven by an increase of $0.6 billion in realized investment gains / (losses), as discussed above.

Benefits and expenses increased $0.1 billion, from an expense of $0.4 billion for the three months ended March 31, 2017 to an expense of $0.5 billion for the three months ended March 31, 2018, primarily driven by an increase of $0.1 billion related to the amortization of deferred policy acquisition costs and interest credited to policyholders' account balances primarily due to changes in the living benefit reserves due to credit spread widening in the current period.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with Individual Annuities’ products; (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

	As of March 31, 2018	As of December 31, 2017
	(in millions)	(in millions)
U.S. GAAP liability (including non-performance risk)	$6,578	$8,152
Non-performance risk adjustment	3,165	2,998
Subtotal	9,743	11,150
Adjustments including risk margins and valuation methodology differences	(2,386)	(2,603)
Economic liability managed by ALM strategy	$7,357	$8,546

As of March 31, 2018, our fixed income instruments and derivative assets exceed the economic liability in which the risks reside.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital” below.

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
Product Specific Risks and Risk Mitigants
For certain living benefit guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefit guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.
The majority of our variable annuity contracts with living benefit guarantees, include risk mitigants in the form of an asset transfer feature and/or inclusion in the ALM strategy. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the asset transfer feature are also managed through our ALM strategy. Certain legacy GMAB products include the asset transfer feature, but are not included in the ALM strategy. The contracts with the GMIB feature have neither risk mitigant.
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

Income Taxes

For information regarding income taxes, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Regulatory Developments” above and “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Capital

Our capital management framework is primarily based on statutory risk-based capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of March 31, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The NAIC is evaluating changes to RBC factors as a result of the Tax Act of 2017, including the impact of the reduction of the corporate tax rate from 35% to 21%. This tax rate reduction has the effect of increasing an insurer’s required capital on an after-tax basis. This general principle impacts a number of RBC factors resulting in an overall decrease in insurers’ RBC ratios. While the impact and timing of any changes will not be fully known until the final updated RBC requirements are formally issued and adopted, the Company expects to have the necessary resources to maintain its “AA” ratings targets.

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

In March 2018, the Company returned capital of $300 million to its parent, PAI. On June 7, 2017, September 6, 2017 and November 24, 2017, the Company returned capital of $100 million, $200 million and $650 million, respectively, to its parent, PAI. On December 21, 2016, the Company returned capital of $1,140 million to PAI.

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

Cash Flow

The principal sources of the Company’s liquidity are certain annuity considerations, investment and fee income, investment maturities and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and return of capital to the parent company, hedging activity and payments in connection with financing activities. In March 2010, the Company ceased offering its existing variable annuity products to new investors upon the launch of a new product line by certain affiliates, but has launched a new fixed indexed annuity in January 2018 and a new deferred income annuity in March 2018.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of March 31, 2018 and December 31, 2017, the Company had liquid assets of $11.5 billion and $12.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.3 billion and $2.4 billion as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, $8.6 billion, or 95%, of the fixed maturity investments in Company general account portfolios, were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating.

Hedging activities

For the portion of our ALM strategy executed through hedging, as well as the capital hedge program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions.  This portion of our ALM strategy and capital hedge program requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of March 31, 2018, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $2.4 billion compared to a net receive position of $3.0 billion as of December 31, 2017. The change in collateral position was primarily driven by an increase in interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 10, 2018