Form 10-Q
period 2018-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2018-08-10
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2018, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the Registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) fiduciary rule developments, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2018 and December 31, 2017 (in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2018: $9,745,836; 2017: $10,145,266)	$9,386,801	$10,110,786
Fixed maturities, trading, at fair value (amortized cost, 2018: $271,225; 2017: $161,393)(1)	270,750	166,360
Equity securities, at fair value (cost, 2018: $10,548; 2017: $11,614)(1)	14,680	15,375
Commercial mortgage and other loans	1,376,710	1,387,012
Policy loans	12,582	12,558
Short-term investments	285,452	711,071
Other invested assets (includes $7,298 and $151,481 measured at fair value at June 30, 2018 and December 31, 2017, respectively)(1)	211,819	335,811
Total investments	11,558,794	12,738,973
Cash and cash equivalents	1,380,913	1,639,939
Deferred policy acquisition costs	4,502,165	4,596,565
Accrued investment income	83,912	88,331
Reinsurance recoverables	520,111	563,428
Income taxes	1,126,161	1,116,735
Value of business acquired	35,938	35,109
Deferred sales inducements	951,447	1,020,786
Receivables from parent and affiliates	51,809	49,351
Other assets	108,594	121,086
Separate account assets	35,584,480	37,990,547
TOTAL ASSETS	$55,904,324	$59,960,850
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$7,194,626	$9,132,569
Policyholders’ account balances	4,964,987	4,846,152
Payables to parent and affiliates	123,883	36,026
Cash collateral for loaned securities	11,539	17,383
Short-term debt	187,800	43,734
Long-term debt	787,595	928,165
Reinsurance payables	247,971	262,588
Other liabilities	417,835	422,636
Separate account liabilities	35,584,480	37,990,547
Total liabilities	49,520,716	53,679,800
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	6,595,436	7,145,436
Retained earnings/(accumulated deficit)	98,514	(776,762)
Accumulated other comprehensive income (loss)	(312,842)	(90,124)
Total equity	6,383,608	6,281,050
TOTAL LIABILITIES AND EQUITY	$55,904,324	$59,960,850

(1)	Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Premiums	$13,295	$17,334	$34,329	$36,161
Policy charges and fee income	547,343	553,097	1,102,633	1,090,403
Net investment income	100,160	104,108	196,871	206,357
Asset administration fees and other income	98,603	105,869	198,140	204,671
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(151)	(2,073)	(437)	(4,733)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	(100)	0	(95)
Other realized investment gains (losses), net	10,010	(1,504,901)	568,986	(1,492,761)
Total realized investment gains (losses), net	9,859	(1,507,074)	568,549	(1,497,589)
Total revenues	769,260	(726,666)	2,100,522	40,003
BENEFITS AND EXPENSES
Policyholders’ benefits	28,667	49,422	63,693	66,195
Interest credited to policyholders’ account balances	62,020	(125,315)	131,590	(89,932)
Amortization of deferred policy acquisition costs	167,392	(371,567)	323,825	(306,175)
Commission expense	216,356	214,580	451,677	436,993
General, administrative and other expenses	43,184	67,638	86,161	114,618
Total benefits and expenses	517,619	(165,242)	1,056,946	221,699
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	251,641	(561,424)	1,043,576	(181,696)
Income tax expense (benefit)	49,095	(160,841)	205,351	(43,471)
NET INCOME (LOSS)	$202,546	$(400,583)	$838,225	$(138,225)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(361)	53	(1,128)	64
Net unrealized investment gains (losses)	(58,039)	181,013	(234,318)	235,360
Total	(58,400)	181,066	(235,446)	235,424
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(12,265)	63,372	(49,445)	82,398
Other comprehensive income (loss), net of tax	(46,135)	117,694	(186,001)	153,026
Comprehensive income (loss)	$156,411	$(282,889)	$652,224	$14,801

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$7,145,436	$(776,762)	$(90,124)	$6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Return of capital		(550,000)			(550,000)
Comprehensive income:
Net income (loss)			838,225		838,225
Other comprehensive income (loss), net of tax				(186,001)	(186,001)
Total comprehensive income (loss)					652,224
Balance, June 30, 2018	$2,500	$6,595,436	$98,514	$(312,842)	$6,383,608

	Common Stock	Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Return of capital		(100,000)			(100,000)
Comprehensive income:
Net income (loss)			(138,225)		(138,225)
Other comprehensive income (loss), net of tax				153,026	153,026
Total comprehensive income (loss)					14,801
Balance, June 30, 2017	$2,500	$7,995,436	$(831,483)	$(161,922)	$7,004,531

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$838,225	$(138,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(1,487)	(663)
Realized investment (gains) losses, net	(568,549)	1,497,589
Depreciation and amortization	3,748	(4,690)
Interest credited to policyholders’ account balances	131,590	(89,932)
Change in:
Future policy benefits	516,173	484,283
Accrued investment income	4,419	143
Net receivables from/payables to parent and affiliates	(5,627)	3,516
Deferred sales inducements	(1,130)	(534)
Deferred policy acquisition costs	149,133	(446,552)
Income taxes	39,928	(306,403)
Reinsurance recoverables, net	(16,443)	7,319
Derivatives, net	(1,599,193)	(60,561)
Deferred (gain)/loss on reinsurance	(14,645)	21,386
Other, net	77,195	50,281
Cash flows from (used in) operating activities	(446,663)	1,016,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	1,684,043	581,713
Fixed maturities, trading(1)	99,590	23
Equity securities(1)	3,040	1,653
Commercial mortgage and other loans	105,318	39,646
Policy loans	447	846
Other invested assets(1)	2,678	69,666
Short-term investments	707,632	1,530,778
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,327,238)	(757,926)
Fixed maturities, trading	(208,007)	0
Equity securities(1)	(1,625)	(1,135)
Commercial mortgage and other loans	(102,854)	(167,107)
Policy loans	(104)	(295)
Other invested assets(1)	(30,323)	(3,830)
Short-term investments	(281,476)	(585,836)
Notes receivable from parent and affiliates, net	2,919	635
Derivatives, net	19,801	(12,616)
Other, net	(69)	2,989
Cash flows from (used in) investing activities	673,772	699,204
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(5,844)	9,679
Net increase/(decrease) in short-term borrowing	3,497	(28,101)
Drafts outstanding	1,754	(6,703)
Distribution to Parent	(550,000)	(100,000)
Policyholders' account deposits	1,444,673	1,253,531
Ceded policyholders' account deposits	(27,870)	(3,925)
Policyholders' account withdrawals	(1,368,264)	(1,323,972)
Ceded policyholders' account withdrawals	15,919	13,562
Cash flows from (used in) financing activities	(486,135)	(185,929)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(259,026)	1,530,232
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,639,939	1,848,039
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,380,913	$3,378,271

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2018 and 2017.
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

The Company has resumed offering annuity products to new investors (except in New York). It launched a new fixed index annuity in January 2018 and a new deferred income annuity in March 2018.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Prudential Insurance. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under coinsurance and modified coinsurance agreements. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other ASU adopted during the six months ended June 30, 2018.

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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by decreasing accumulated other comprehensive income and increasing retained earnings, each by $36.7 million. Stranded effects unrelated to the Tax Act of 2017 are generally released from accumulated other comprehensive income when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of June 30, 2018

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
cumulative-effect
adjustment on the
balance sheet as of
the beginning of the fiscal year of
adoption.
The Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
The Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,454,929	$12,894	$348,894	$4,118,929	$0
Obligations of U.S. states and their political subdivisions	134,520	864	2,271	133,113	0
Foreign government bonds	194,442	4,527	4,108	194,861	0
Public utilities	565,135	12,771	13,044	564,862	0
Redeemable preferred stock	29,465	0	639	28,826	0
All other U.S. public corporate securities	1,445,435	29,964	37,128	1,438,271	0
All other U.S. private corporate securities	862,681	16,630	18,876	860,435	0
All other foreign public corporate securities	285,294	2,217	5,674	281,837	0
All other foreign private corporate securities	632,478	15,099	12,458	635,119	0
Asset-backed securities(1)	543,879	3,832	1,276	546,435	(16)
Commercial mortgage-backed securities	503,358	1,733	14,160	490,931	0
Residential mortgage-backed securities(2)	94,220	1,155	2,193	93,182	0
Total fixed maturities, available-for-sale	$9,745,836	$101,686	$460,721	$9,386,801	$(16)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2018
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$186,994	$536	$3,338,339	$348,358	$3,525,333	$348,894
Obligations of U.S. states and their political subdivisions	92,525	1,842	12,986	429	105,511	2,271
Foreign government bonds	147,070	3,895	2,952	213	150,022	4,108
Public utilities	314,310	11,150	24,570	1,894	338,880	13,044
Redeemable preferred stock	28,826	639	0	0	28,826	639
All other U.S. public corporate securities	826,065	32,893	100,365	4,235	926,430	37,128
All other U.S. private corporate securities	478,104	13,884	80,405	4,992	558,509	18,876
All other foreign public corporate securities	169,608	4,824	23,202	850	192,810	5,674
All other foreign private corporate securities	263,331	9,240	39,711	3,218	303,042	12,458
Asset-backed securities	195,728	1,276	0	0	195,728	1,276
Commercial mortgage-backed securities	238,172	7,715	125,108	6,445	363,280	14,160
Residential mortgage-backed securities	50,005	1,206	25,475	987	75,480	2,193
Total fixed maturities, available-for-sale	$2,990,738	$89,100	$3,773,113	$371,621	$6,763,851	$460,721

	December 31, 2017
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,174	$23	$4,550,472	$236,604	$4,563,646	$236,627
Obligations of U.S. states and their political subdivisions	6,669	26	13,311	132	19,980	158
Foreign government bonds	37,466	428	143	4	37,609	432
Public utilities	84,260	1,357	22,420	701	106,680	2,058
Redeemable preferred stock	10,522	59	0	0	10,522	59
All other U.S. public corporate securities	206,988	1,034	118,002	2,382	324,990	3,416
All other U.S. private corporate securities	221,753	2,173	83,365	1,622	305,118	3,795
All other foreign public corporate securities	66,004	578	23,186	340	89,190	918
All other foreign private corporate securities	78,200	536	89,675	2,695	167,875	3,231
Asset-backed securities	30,234	128	0	0	30,234	128
Commercial mortgage-backed securities	113,423	1,225	129,458	3,120	242,881	4,345
Residential mortgage-backed securities	26,916	166	24,833	373	51,749	539
Total fixed maturities, available-for-sale	$895,609	$7,733	$5,054,865	$247,973	$5,950,474	$255,706

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $453.0 million and $253.0 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.7 million and $2.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2018, the $371.6 million of gross unrealized losses on fixed maturities of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company’s corporate securities within the consumer non-cyclical, utility and consumer cyclical sectors. As of December 31, 2017, the $248.0 million of gross unrealized losses on fixed maturities of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company’s corporate securities within the consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$237,808	$239,220
Due after one year through five years	1,251,310	1,250,232
Due after five years through ten years	1,410,333	1,419,452
Due after ten years	5,704,928	5,347,349
Asset-backed securities	543,879	546,435
Commercial mortgage-backed securities	503,358	490,931
Residential mortgage-backed securities	94,220	93,182
Total fixed maturities, available-for-sale	$9,745,836	$9,386,801

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$208,266	$100,642	$1,442,919	$267,476
Proceeds from maturities/prepayments	124,502	202,107	240,359	323,972
Gross investment gains from sales and maturities	17,465	3,685	17,577	3,760
Gross investment losses from sales and maturities	(1,480)	(242)	(75,105)	(675)
OTTI recognized in earnings(2)	(151)	(2,173)	(437)	(4,828)

(1)	Includes $(0.8) million and $9.7 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2018 and 2017, respectively.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$791	$792	$806	$1,325
New credit loss impairments	0	0	366	366
Additional credit loss impairments on securities previously impaired	0	0	0	0
Increases due to the passage of time on previously recorded credit losses	0	1	5	8
Reductions for securities which matured, paid down, prepaid or were sold during the period	(38)	(40)	(15)	(15)
Reductions for securities impaired to fair value during the period(1)	0	0	(961)	(1,481)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	0	(1)	(3)
Assets transferred to parent and affiliates	0	0	0	0
Balance, end of period	$753	$753	$200	$200

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $(0.4) million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $0.4 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$321,621	23.3%	$348,718	25.0%
Hospitality	3,709	0.3	3,782	0.3
Industrial	365,468	26.5	327,987	23.6
Office	301,236	21.8	294,072	21.2
Other	136,045	9.9	139,362	10.0
Retail	196,383	14.2	216,544	15.6
Total commercial mortgage loans	1,324,462	96.0	1,330,465	95.7
Agricultural property loans	55,173	4.0	59,197	4.3
Total commercial mortgage and agricultural property loans by property type	1,379,635	100.0%	1,389,662	100.0%
Valuation allowance	(2,925)		(2,650)
Total commercial mortgage and other loans	$1,376,710		$1,387,012

As of June 30, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (13%) and New York (6%)) and included loans secured by properties in Europe (11%) and Australia (3%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,616	$34	$2,650
Addition to (release of) allowance for losses	276	(1)	275
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,892	$33	$2,925

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,267	$22	$2,289
Addition to (release of) allowance for losses	349	12	361
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,616	$34	$2,650

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,892	33	2,925
Total ending balance(1)	$2,892	$33	$2,925
Recorded investment(2):
Individually evaluated for impairment	$0	$4,355	$4,355
Collectively evaluated for impairment	1,324,462	50,818	1,375,280
Total ending balance(1)	$1,324,462	$55,173	$1,379,635

(1)	As of June 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,616	34	2,650
Total ending balance(1)	$2,616	$34	$2,650
Recorded investment(2):
Individually evaluated for impairment	$1,571	$4,865	$6,436
Collectively evaluated for impairment	1,328,894	54,332	1,383,226
Total ending balance(1)	$1,330,465	$59,197	$1,389,662

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans, based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$613,628	$17,924	$0	$631,552
60%-69.99%	525,861	19,109	0	544,970
70%-79.99%	190,187	11,893	0	202,080
80% or greater	0	1,033	0	1,033
Total commercial mortgage and agricultural property loans	$1,329,676	$49,959	$0	$1,379,635

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,324,462	$0	$0	$0	$1,324,462	$0
Agricultural property loans	55,173	0	0	0	55,173	0
Total	$1,379,635	$0	$0	$0	$1,379,635	$0

(1)	As of June 30, 2018, there were no loans in this category accruing interest.

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

For both the three and six months ended June 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $83 million of commercial mortgage and other loans sold. For the three and six months ended June 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$26,283	$25,801
Hedge funds	123,655	106,474
Real estate-related	47,326	46,043
Subtotal equity method	197,264	178,318
Fair value:
Private equity	4,324	3,500
Hedge funds	267	302
Real estate-related	2,623	2,512
Subtotal fair value(1)	7,214	6,314
Total LPs/LLCs	204,478	184,632
Real estate held through direct ownership	7,257	0
Derivative instruments	84	151,179
Total other invested assets(2)	$211,819	$335,811

(1)	As of December 31, 2017, $6.0 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$77,885	$82,013	$153,936	$163,655
Fixed maturities, trading	484	1,063	1,085	2,104
Equity securities, at fair value	108	85	176	149
Commercial mortgage and other loans	12,758	12,128	26,251	23,536
Policy loans	236	740	371	696
Short-term investments and cash equivalents	7,358	7,753	13,885	12,918
Other invested assets	4,880	4,176	8,510	10,947
Gross investment income	103,709	107,958	204,214	214,005
Less: investment expenses	(3,549)	(3,850)	(7,343)	(7,648)
Net investment income(1)	$100,160	$104,108	$196,871	$206,357

(1)	Prior period amounts have been reclassified to conform to current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities(1)	$15,834	$1,270	$(57,965)	$(1,743)
Commercial mortgage and other loans	472	(241)	(148)	(230)
LPs/LLCs	0	(11)	0	(34)
Derivatives(2)	(6,465)	(1,508,100)	626,655	(1,495,619)
Short-term investments and cash equivalents	18	8	7	37
Realized investment gains (losses), net	$9,859	$(1,507,074)	$568,549	$(1,497,589)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$600	$12,311
Fixed maturity securities, available-for-sale — all other	(359,635)	(46,791)
Equity securities, available-for-sale(1)	0	4
Derivatives designated as cash flow hedges(2)	(24,124)	(25,851)
Affiliated notes	729	829
Other investments	1,042	86
Net unrealized gains (losses) on investments	$(381,388)	$(59,412)

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within "Asset administration fees and other income."

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2018 and December 31, 2017, the Company had no repurchase agreements.

The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$10,505	$0	$10,505
U.S. public corporate securities	11,539	0	11,539	6,878	0	6,878
Total cash collateral for loaned securities(1)	$11,539	$0	$11,539	$17,383	$0	$17,383

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk ("NPR").

	June 30, 2018			December 31, 2017
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$704,065	$16,975	$(40,722)	$677,257	$13,348	$(47,209)
Total Qualifying Hedges	$704,065	$16,975	$(40,722)	$677,257	$13,348	$(47,209)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$1,182,800	$0	$(685)	$1,964,000	$8,296	$0
Interest Rate Swaps	80,473,825	3,383,095	(1,844,343)	87,939,425	4,374,658	(1,065,549)
Interest Rate Options	17,925,000	162,082	(224,646)	15,775,000	175,156	(160,181)
Interest Rate Forwards	1,201,802	12,961	(903)	975,929	19,870	(2)
Foreign Currency
Foreign Currency Forwards	12,882	638	0	12,455	1	(319)
Currency/Interest Rate
Foreign Currency Swaps	150,036	8,485	(6,279)	151,400	7,779	(7,488)
Equity
Equity Futures	9,607	82	0	672,055	2,442	0
Total Return Swaps	13,328,751	181,539	(126,354)	13,841,333	8,517	(341,700)
Equity Options	32,159,898	349,908	(371,180)	31,702,334	460,597	(318,955)
Total Non-Qualifying Hedges	$146,444,601	$4,098,790	$(2,574,390)	$153,033,931	$5,057,316	$(1,894,194)
Total Derivatives(1)	$147,148,666	$4,115,765	$(2,615,112)	$153,711,188	$5,070,664	$(1,941,403)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $6,223 million and $8,152 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was a net asset of $184 million and $232 million as of June 30, 2018 and December 31, 2017, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance recoverables" or "Reinsurance payables," was a net asset of $1 million and $12 million as of June 30, 2018 and December 31, 2017, respectively.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $14 million as of June 30, 2018 with no related reinsurance recoverables.

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

	June 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,115,765	$(4,115,765)	$0	$0	$0
Securities purchased under agreements to resell	604,308	0	604,308	(604,308)	0
Total Assets	$4,720,073	$(4,115,765)	$604,308	$(604,308)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$2,615,112	$(2,525,571)	$89,541	$(27,279)	$62,262
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,615,112	$(2,525,571)	$89,541	$(27,279)	$62,262

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Offsetting of Financial Liabilities:
Derivatives(1)	$1,941,403	$(1,941,403)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,941,403	$(1,941,403)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,085	$10,483	$14,699
Total cash flow hedges	0	2,085	10,483	14,699
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(404,238)	0	0	0
Currency	794	0	0	0
Currency/Interest Rate	17,388	0	84	0
Equity	(251,520)	0	0	0
Embedded Derivatives	631,111	0	0	0
Total non-qualifying hedges	(6,465)	0	84	0
Total	$(6,465)	$2,085	$10,567	$14,699

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,700	$6,489	$1,727
Total cash flow hedges	0	3,700	6,489	1,727
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,588,033)	0	0	0
Currency	324	0	0	0
Currency/Interest Rate	4,056	0	29	0
Equity	(239,454)	0	0	0
Embedded Derivatives	2,449,762	0	0	0
Total non-qualifying hedges	626,655	0	29	0
Total	$626,655	$3,700	$6,518	$1,727

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,514	$(3,110)	$(9,304)
Total cash flow hedges	0	1,514	(3,110)	(9,304)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	734,805	0	0	0
Currency	(63)	0	0	0
Currency/Interest Rate	(10,749)	0	(234)	0
Equity	(396,574)	0	0	0
Embedded Derivatives	(1,835,519)	0	0	0
Total non-qualifying hedges	(1,508,100)	0	(234)	0
Total	$(1,508,100)	$1,514	$(3,344)	$(9,304)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,845	$(5,812)	$(15,123)
Total cash flow hedges	0	2,845	(5,812)	(15,123)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	565,999	0	0	0
Currency	(77)	0	0	0
Currency/Interest Rate	(11,354)	0	(278)	0
Equity	(1,015,085)	0	0	0
Embedded Derivatives	(1,035,102)	0	0	0
Total non-qualifying hedges	(1,495,619)	0	(278)	0
Total	$(1,495,619)	$2,845	$(6,090)	$(15,123)

(1)	Amounts deferred in AOCI.

For the six months ended June 30, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(25,851)
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2018	11,238
Amount reclassified into current period earnings	(9,511)
Balance, June 30, 2018	$(24,124)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2018 values, it is estimated that a pre-tax gain of $8 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2019, offset by amounts pertaining to the hedged item.

As of June 30, 2018, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 17 years.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of June 30, 2018 and December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

	As of June 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,112,271	$6,658	$0	$4,118,929
Obligations of U.S. states and their political subdivisions	0	133,113	0	0	133,113
Foreign government bonds	0	194,861	0	0	194,861
U.S. corporate public securities	0	1,691,783	1,087	0	1,692,870
U.S. corporate private securities	0	1,015,448	62,342	0	1,077,790
Foreign corporate public securities	0	310,661	216	0	310,877
Foreign corporate private securities	0	694,609	33,204	0	727,813
Asset-backed securities(2)	0	487,822	58,613	0	546,435
Commercial mortgage-backed securities	0	490,366	565	0	490,931
Residential mortgage-backed securities	0	93,182	0	0	93,182
Subtotal	0	9,224,116	162,685	0	9,386,801
Fixed maturities, trading	0	270,750	0	0	270,750
Equity securities	5,359	12	9,309	0	14,680
Short-term investments	0	277,702	0	0	277,702
Cash equivalents	0	600,500	0	0	600,500
Other invested assets(3)	82	4,115,683	0	(4,115,681)	84
Reinsurance recoverables	0	0	185,258	0	185,258
Receivables from parent and affiliates	0	37,861	0	0	37,861
Subtotal excluding separate account assets	5,441	14,526,624	357,252	(4,115,681)	10,773,636
Separate account assets(4)	0	35,584,480	0	0	35,584,480
Total assets	$5,441	$50,111,104	$357,252	$(4,115,681)	$46,358,116
Future policy benefits(5)	$0	$0	$6,222,612	$0	$6,222,612
Policyholders' account balances	0	0	13,835	0	13,835
Payables to parent and affiliates	0	2,614,427	0	(2,525,487)	88,940
Other liabilities	685	0	0	0	685
Total liabilities	$685	$2,614,427	$6,236,447	$(2,525,487)	$6,326,072

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,826,413	$5,237	$0	$4,831,650
Obligations of U.S. states and their political subdivisions	0	104,640	0	0	104,640
Foreign government bonds	0	140,305	0	0	140,305
U.S. corporate public securities	0	1,806,888	1,562	0	1,808,450
U.S. corporate private securities	0	1,148,536	59,408	0	1,207,944
Foreign corporate public securities	0	229,006	215	0	229,221
Foreign corporate private securities	0	737,539	34,021	0	771,560
Asset-backed securities(2)	0	160,229	185,358	0	345,587
Commercial mortgage-backed securities	0	505,684	0	0	505,684
Residential mortgage-backed securities	0	165,745	0	0	165,745
Subtotal	0	9,824,985	285,801	0	10,110,786
Fixed maturities, trading(6)	0	166,360	0	0	166,360
Equity securities(6)	5,599	18	9,758	0	15,375
Short-term investments	448,712	262,272	87	0	711,071
Cash equivalents	0	1,146,466	0	0	1,146,466
Other invested assets(3)(6)	10,738	5,059,779	147	(4,919,486)	151,178
Reinsurance recoverables	0	0	244,006	0	244,006
Receivables from parent and affiliates	0	38,145	0	0	38,145
Subtotal excluding separate account assets	465,049	16,498,025	539,799	(4,919,486)	12,583,387
Separate account assets(4)	0	37,990,547	0	0	37,990,547
Total assets	$465,049	$54,488,572	$539,799	$(4,919,486)	$50,573,934
Future policy benefits(5)	$0	$0	$8,151,902	$0	$8,151,902
Payable to parent and affiliates	0	1,941,403	0	(1,941,403)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,941,403	$8,151,902	$(1,941,403)	$8,151,902

(1)
“Netting” amounts represent cash collateral of $1,590 million and $2,978 million as of June 30, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2018 and December 31, 2017, the fair values of such investments were $7.2 million and $0.3 million, respectively.

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

(5)
As of June 30, 2018, the net embedded derivative liability position of $6,223 million includes $843 million of embedded derivatives in an asset position and $7,066 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8,152 million includes $819 million of embedded derivatives in an asset position and $8,971 million of embedded derivatives in a liability position.

(6)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During both the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$25,336	Discounted cash flow	Discount rate	4.40%	20.82%	8.47%	Decrease
		Liquidation	Liquidation	6.00%	6.00%	6.00%	Increase
Reinsurance recoverables	$185,258	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$6,222,612	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.19%	1.28%		Decrease
			Utilization rate(6)	54%	97%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	22%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$22,215	Discounted cash flow	Discount rate	5.06%	22.23%	8.57%	Decrease
Reinsurance recoverables	$244,006	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$8,151,902	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(8)
Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. For the three months ended June 30, 2018, $213 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Fixed Maturities, Available-For-Sale
	U.S. Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,882	$90,273	$256,244
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(166)	47
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	(2,563)	(439)
Net investment income	0	64	(12)
Purchases	776	4,874	21,000
Sales	0	(205)	(193)
Issuances	0	0	0
Settlements	0	(2,369)	(14,714)
Transfers into Level 3(4)	0	6,941	10,025
Transfers out of Level 3(4)	0	0	(212,780)
Other(5)	0	0	0
Fair Value, end of period assets/(liabilities)	$6,658	$96,849	$59,178
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(144)	$0
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Equity Securities	Short-Term Investments	Other Invested Assets
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$10,617	$11	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(2)	0
Asset administration fees and other income	(300)	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	(1,008)	0	0
Issuances	0	0	0
Settlements	0	(9)	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other(5)	0	0	0
Fair Value, end of period assets/(liabilities)	$9,309	$0	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(2)	$0
Asset administration fees and other income	$(462)	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Reinsurance Payables	Policyholders' account balances
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$195,497	$34,163	$(6,578,210)	$(129)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(15,696)	0	611,827	0	(45)
Asset administration fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	4,662	0	0	0	0
Sales	0	0	0	0	0
Issuances	0	0	(256,229)	0	(13,790)
Settlements	0	0	0	0	0
Transfers into Level 3(4)	0	0	0	0	0
Transfers out of Level 3(4)	0	(34,163)	0	0	0
Other(5)	795	0	0	129	0
Fair Value, end of period assets/(liabilities)	$185,258	$0	$(6,222,612)	$0	$(13,835)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$(14,217)	$0	$537,900	$0	$(45)
Asset administration fees and other income	$0	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Fixed Maturities, Available-For-Sale
	U.S. Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,237	$95,206	$185,358
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(232)	47
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	(1,368)	(584)
Net investment income	0	114	33
Purchases	1,421	5,025	84,810
Sales	0	(241)	(193)
Issuances	0	0	0
Settlements	0	(8,404)	(23,613)
Transfers into Level 3(4)	0	6,941	51,979
Transfers out of Level 3(4)	0	(215)	(238,659)
Other(5)	0	23	0
Fair Value, end of period assets/(liabilities)	$6,658	$96,849	$59,178
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(221)	$0
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Equity Securities	Short-Term Investments	Other Invested Assets
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$9,758	$87	$147
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(55)	0
Asset administration fees and other income	412	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	(1,008)	0	0
Issuances	0	0	0
Settlements	0	(31)	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other(5)	147	(1)	(147)
Fair Value, end of period assets/(liabilities)	$9,309	$0	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(55)	$0
Asset administration fees and other income	$250	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$244,006	$0	$(8,151,902)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(56,738)	0	2,440,439	(45)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(106)	0	0
Net investment income	0	0	0	0
Purchases	9,513	0	0	0
Sales	0	0	0	0
Issuances	0	0	(511,149)	(13,790)
Settlements	0	0	0	0
Transfers into Level 3(4)	0	34,269	0	0
Transfers out of Level 3(4)	0	(34,163)	0	0
Other(5)	(11,523)	0	0	0
Fair Value, end of period assets/(liabilities)	$185,258	$0	$(6,222,612)	$(13,835)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$(52,511)	$0	$2,272,290	$(45)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$980	$0	$140,837	$148,869
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(2,136)	9
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	1,168	111
Net investment income	0	0	1,482	28
Purchases	2,170	0	604	99,159
Sales	0	0	(341)	(1,595)
Issuances	0	0	0	0
Settlements	0	0	(5,734)	(42,510)
Transfers into Level 3(4)	0	0	935	26,921
Transfers out of Level 3(4)	0	0	(3,248)	(15,489)
Other(5)	1	0	0	0
Fair Value, end of period assets/(liabilities)	$3,151	$0	$133,567	$215,503
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2,194)	$0
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Equity Securities(3)	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,441	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	412	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other	1	0	0
Fair Value, end of period assets/(liabilities)	$5,854	$450	$375
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$61	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$218,531	$0	$(7,169,218)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	41,061	0	(1,912,913)
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	4,911	0	0
Sales	0	0	0
Issuances	0	0	(248,909)
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other(5)	3,834	0	0
Fair Value, end of period assets/(liabilities)	$268,337	$0	$(9,331,040)
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$43,088	$0	$(1,972,296)
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$87	$151,989	$31,735
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(2,115)	8
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	651	271
Net investment income	0	0	4,857	52
Purchases	2,176	0	1,094	150,607
Sales	0	0	(14,367)	(1,595)
Issuances	0	0	0	0
Settlements	0	0	(6,293)	(42,552)
Transfers into Level 3(4)	0	0	2,350	92,466
Transfers out of Level 3(4)	0	(87)	(3,625)	(15,489)
Other(5)	975	0	(974)	0
Fair Value, end of period assets/(liabilities)	$3,151	$0	$133,567	$215,503
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2,277)	$(1)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Equity Securities(3)	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,864	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	638	0	0
Included in other comprehensive income (loss)	351	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other	1	0	0
Fair Value, end of period assets/(liabilities)	$5,854	$450	$375
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$287	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$240,091	$33,962	$(7,707,333)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	20,945	0	(1,128,449)
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	9,784	0	0
Sales	0	0	0
Issuances	0	0	(495,258)
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	(33,962)	0
Other(5)	(2,483)	0	0
Fair Value, end of period assets/(liabilities)	$268,337	$0	$(9,331,040)
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$24,869	$0	$(1,246,436)
Asset administration fees and other income	$0	$0	$0

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

	June 30, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,357,670	$1,357,670	$1,376,710
Policy loans	0	0	12,582	12,582	12,582
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	176,105	604,308	0	780,413	780,413
Accrued investment income	0	83,912	0	83,912	83,912
Reinsurance recoverables	0	0	58,304	58,304	58,304
Receivables from parent and affiliates	0	13,948	0	13,948	13,948
Other assets	0	12,306	0	12,306	12,306
Total assets	$183,855	$714,474	$1,428,556	$2,326,885	$2,345,925
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$343,540	$343,540	$349,796
Cash collateral for loaned securities	0	11,539	0	11,539	11,539
Short-term debt	0	187,800	0	187,800	187,800
Long-term debt	0	788,042	0	788,042	787,595
Reinsurance payables	0	0	58,304	58,304	58,304
Payables to parent and affiliates	0	34,943	0	34,943	34,943
Other liabilities	0	151,108	0	151,108	151,108
Separate account liabilities - investment contracts	0	90	0	90	90
Total liabilities	$0	$1,173,522	$401,844	$1,575,366	$1,581,175

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,396,167	$1,396,167	$1,387,012
Policy loans	0	0	12,558	12,558	12,558
Cash and cash equivalents	493,473	0	0	493,473	493,473
Accrued investment income	0	88,331	0	88,331	88,331
Reinsurance recoverables	0	0	59,588	59,588	59,588
Receivables from parent and affiliates	0	11,206	0	11,206	11,206
Other assets	0	13,802	0	13,802	13,802
Total assets	$493,473	$113,339	$1,468,313	$2,075,125	$2,065,970
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$281,582	$281,582	$281,051
Cash collateral for loaned securities	0	17,383	0	17,383	17,383
Short-term debt	0	43,734	0	43,734	43,734
Long-term debt	0	1,003,251	0	1,003,251	928,165
Reinsurance payables	0	0	59,588	59,588	59,588
Payables to parent and affiliates	0	36,026	0	36,026	36,026
Other liabilities	0	135,556	0	135,556	135,556
Separate account liabilities - investment contracts	0	102	0	102	102
Total liabilities	$0	$1,236,052	$341,170	$1,577,222	$1,501,605

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $6.4 million and $6.0 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Asset administration fees and Other income.” Therefore, as of June 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

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

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $205 million, or 19.7% of income from operations before income taxes in the first six months of 2018, compared to an income tax benefit of $43 million, or 23.9% of income from operations before income taxes in the first six months of 2017. The Company’s current and prior effective tax rates differed from the U.S. statutory rates of 21% and 35%, respectively, primarily due to non-taxable investment income and tax credits. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $882 million tax expense in “Total income tax expense (benefit)” in the Company’s Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first six months of 2018, the Company did not recognize additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of June 30, 2018 was unchanged from the balance as of December 31, 2017.

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

Reinsurance amounts included in the Company's Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables(1)	$520,111	$563,428
Deferred policy acquisition costs	3,730,602	3,766,066
Deferred sales inducements	510,603	540,389
Value of business acquired	(2,637)	(2,702)
Other assets	94,406	105,167
Policyholders’ account balances	2,965,892	2,825,030
Future policy benefits	4,144,754	5,511,496
Reinsurance payables(2)	247,971	262,588
Other liabilities	307,582	329,019

(1)	"Reinsurance recoverables" includes $0.0 million and $0.3 million of unaffiliated activity as of June 30, 2018 and December 31, 2017, respectively.

(2)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both June 30, 2018 and December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2018	December 31, 2017
	(in thousands)
Prudential Insurance	$277,930	$310,758
Pruco Life	242,144	252,383
Unaffiliated	37	287
Total reinsurance recoverables	$520,111	$563,428

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Premiums:
Direct	$7,824	$8,763	$19,937	$18,188
Assumed	5,965	9,918	16,146	19,553
Ceded	(494)	(1,347)	(1,754)	(1,580)
Net premiums	13,295	17,334	34,329	36,161
Policy charges and fee income:
Direct	139,738	159,622	285,451	315,293
Assumed	417,636	404,487	837,662	797,389
Ceded(1)	(10,031)	(11,012)	(20,480)	(22,279)
Net policy charges and fee income	547,343	553,097	1,102,633	1,090,403
Asset administration fees and other income:
Direct	25,660	35,984	51,693	67,399
Assumed	75,255	72,308	151,147	142,111
Ceded	(2,312)	(2,423)	(4,700)	(4,839)
Net asset administration fees and other income	98,603	105,869	198,140	204,671
Realized investment gains (losses), net:
Direct	(457,927)	(187,273)	(1,206,252)	(746,836)
Assumed	483,344	(1,358,844)	1,832,448	(767,422)
Ceded	(15,558)	39,043	(57,647)	16,669
Realized investment gains (losses), net	9,859	(1,507,074)	568,549	(1,497,589)
Policyholders' benefits (including change in reserves):
Direct	12,353	11,359	30,517	26,566
Assumed	16,766	11,430	34,658	22,391
Ceded(2)	(452)	26,633	(1,482)	17,238
Net policyholders' benefits (including change in reserves)	28,667	49,422	63,693	66,195
Interest credited to policyholders’ account balances:
Direct	35,185	(64,046)	71,573	(47,822)
Assumed	29,757	(63,405)	65,548	(43,451)
Ceded	(2,922)	2,136	(5,531)	1,341
Net interest credited to policyholders’ account balances	62,020	(125,315)	131,590	(89,932)
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	295,556	(62,356)	591,753	172,847

(1)
"Policy charges and fee income ceded" includes $(0.4) million and $0.5 million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $(0.6) million and $1 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $0.0 million of unaffiliated activity for both the three months ended June 30, 2018 and 2017, and $(0.2) million and $0.0 million for the six months ended June 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2018 and 2017 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(7)	$(90,117)	$(90,124)
Change in OCI before reclassifications	(1,128)	(282,772)	(283,900)
Amounts reclassified from AOCI	0	48,454	48,454
Income tax benefit (expense)	237	49,208	49,445
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, June 30, 2018	$(900)	$(311,942)	$(312,842)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	64	233,617	233,681
Amounts reclassified from AOCI	0	1,743	1,743
Income tax benefit (expense)	(22)	(82,376)	(82,398)
Balance, June 30, 2017	$(36)	$(161,886)	$(161,922)

(1)
Includes cash flow hedges of $(24) million and $(26) million as of June 30, 2018 and December 31, 2017, respectively, and $(3) million and $12 million as of June 30, 2017 and December 31, 2016, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$12,729	$(1,989)	$9,511	$(377)
Net unrealized investment gains (losses) on available-for-sale securities	15,834	3,259	(57,965)	(1,366)
Total net unrealized investment gains (losses)(4)	28,563	1,270	(48,454)	(1,743)
Total reclassifications for the period	$28,563	$1,270	$(48,454)	$(1,743)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs, other costs and future policy benefits.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$12,311	$(1,008)	$(157)	$(3,263)	$7,883
Net investment gains (losses) on investments arising during the period	(11,749)	0	0	2,467	(9,282)
Reclassification adjustment for (gains) losses included in net income	38	0	0	(8)	30
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(3)	0	1	(2)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	4	(1)	3
Balance, June 30, 2018	$600	$(1,011)	$(153)	$(804)	$(1,368)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$(71,723)	$(82,212)	$(16,997)	$72,932	$(98,000)
Net investment gains (losses) on investments arising during the period	(358,677)	0	0	75,322	(283,355)
Reclassification adjustment for (gains) losses included in net income	48,416	0	0	(10,167)	38,249
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	72,721	0	(15,271)	57,450
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	14,932	(3,135)	11,797
Cumulative effect of adoption of ASU 2016-01	(4)	0	0	1	(3)
Cumulative effect of adoption of ASU 2018-02	0	0	0	(36,712)	(36,712)
Balance, June 30, 2018	$(381,988)	$(9,491)	$(2,065)	$82,970	$(310,574)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended June 30, 2018 and 2017, and $0.1 million and $0.0 million for the six months ended June 30, 2018 and 2017, respectively. The expense charged to the Company for the deferred compensation program was $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $29 million and $27 million for the three months ended June 30, 2018 and 2017, respectively, and $59 million and $54 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million and $9 million for the three months ended June 30, 2018 and 2017, respectively, and $8 million and $13 million for the six months ended June 30, 2018 and 2017, respectively.

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. There was no allocated lease expense for both the three and six months ended June 30, 2018 and 2017. There was no sub-lease rental income, recorded as a reduction to lease expense, for both the three and six months ended June 30, 2018 and 2017.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended June 30, 2018 and 2017, and $6 million for both the six months ended June 30, 2018 and 2017. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $129 million and $111 million as of June 30, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $2 million for both the three months ended June 30, 2018 and 2017, and $2 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $27 million and $28 million for the three months ended June 30, 2018 and 2017, respectively, and $54 million and $55 million for the six months ended June 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at June 30, 2018 and December 31, 2017 were as follows:

	Maturity Dates	Interest Rates			June 30, 2018	December 31, 2017
					(in thousands)
U.S. Dollar floating rate notes	2028	3.73%	-	3.80%	$34,085	$34,268
U.S. Dollar fixed rate notes	2027	8.15%	-	14.85%	3,776	3,877
Total long-term notes receivable - affiliated(1)					$37,861	$38,145

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.4 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively, and is included in “Other assets”. Revenues related to these loans were $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2018 and for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net of Tax
				(in thousands)
Pruco Life	January 2017	Sale	Fixed Maturities	$29	$29	$0	$0
Prudential Insurance	October 2017	Sale	Commercial Mortgages	$131,953	$128,529	$0	$2,226
Gibraltar Universal Life Reinsurance Company	October 2017	Purchase	Fixed Maturities	$113,686	$96,583	$0	$(11,117)
Prudential Insurance	December 2017	Purchase	Other Invested Assets - Derivatives	$171,363	$171,363	$0	$0
Prudential Insurance	December 2017	Sale	Fixed Maturities	$13,793	$7,113	$0	$4,342
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturity	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturity	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The debt issued during the second quarter of 2016 in the table below was assigned from affiliates as part of the Variable Annuities Recapture, as described further in Note 1. The following table provides the breakout of the Company's short-term and long-term debt with affiliates for the six months ended June 30, 2018 and the year ended December 31, 2017.

Affiliate	Date Issued	Amount of Notes - June 30, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$18,734	$18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,038	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity Company	6/28/2016	34,000	34,000	3.09%	6/28/2023
Prudential Funding	6/29/2018	3,497	0	2.04%	7/6/2018
Total Loans Payable to Affiliates		$975,395	$971,899

The total interest expense to the Company related to loans and other payables to affiliates was $15 million and $16 million for the three months ended June 30, 2018 and 2017, respectively, and $30 million and $29 million for the six months ended June 30, 2018 and 2017, respectively.

Contributed Capital and Dividends

Through June 30, 2018 and December 31, 2017, the Company did not receive any capital contributions.

In March and June 2018, there was a $300 million and $250 million return of capital, respectively, to PAI. In June, September and December 2017, there was a $100 million, $200 million and $650 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund $5 million and $37 million of commercial loans as of June 30, 2018 and December 31, 2017, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $114 million and $134 million as of June 30, 2018 and December 31, 2017, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2018, compared with December 31, 2017, and its results of operations for the three and six months ended June 30, 2018 and 2017. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company has resumed offering annuity products to new investors (except in New York). It launched a new fixed index annuity in January 2018 and a new deferred income annuity in March 2018.

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). In addition, effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. Further, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally.

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective in June 2018. We cannot predict how the decision will impact our business, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the SEC proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to sales of certain of our products and to our affiliated Prudential Advisors distribution system. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our business.

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. We cannot predict what impact the New York regulation will have on our business.

State Insurance Exam

In June 2018, the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (the “NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions will apply to our domestic life insurance companies’ RBC ratios as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratios, see "Liquidity and Capital Resources—Capital".

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
• insurance reserve levels, market experience true-ups and amortization of both deferred policy acquisition costs
(“DAC”) and value of business acquired (“VOBA”); deferred sales inducements ("DSI");
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

Revenues and Expenses

The Company earns revenues principally from contract charges, fee income, asset administration fees from annuity and investment products and from net investment income on the investment of general account and other funds. The Company’s operating expenses principally consist of annuity benefit guarantees provided and reserves established for anticipated future annuity benefit guarantees and costs of managing risk related to these products, interest credited to contractholders' account balances, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products it sold.

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

In January 2018, the Company launched PruSecureSM, a single premium fixed index annuity, which allows the contractholder to allocate all or a portion of their account balance into an index based strategy, such as the S&P® 500. The index based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years), subject to certain contractual minimums and maximums. In March 2018, the Company also launched Guaranteed Income For Tomorrow (GIFT)SM, a deferred income annuity, which is distributed through direct response solicitation through Prudential Insurance's Group Insurance business and online.

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

DAC, DSI and VOBA

DAC, DSI and VOBA associated with the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The quarterly adjustments for market performance reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The weighted average rate of return assumptions used in developing estimated gross profits consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA for our domestic variable annuity products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2018, we assume an 8.0% long-term equity expected rate of return and a 4.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged from last year and continue to grade to 3.75% over ten years. This market performance related adjustment to our estimate of total gross profits results in a cumulative adjustment to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

June 30, 2018 versus December 31, 2017

Total assets decreased $4.1 billion from $60.0 billion at December 31, 2017 to $55.9 billion at June 30, 2018. Significant components were:

•	Total investments and cash and cash equivalents decreased $1.4 billion primarily driven by liquidity needs to meet collateral requirements, unrealized losses on investments due to an increase in rates and a return of capital to PAI partially offset by an increase in cash flows from insurance operations.

•	Separate account assets decreased $2.4 billion primarily driven by net outflows and policy charges partially offset by favorable market performance.

•	DAC and DSI decreased $0.2 billion primarily driven by base amortization and impacts from gains in our living benefit results partially offset by capitalization of new business.

Total liabilities decreased $4.2 billion, from $53.7 billion at December 31, 2017 to $49.5 billion at June 30, 2018. Significant components were:

•	Separate account liabilities decreased $2.4 billion, corresponding to the decrease in separate account assets described above.

•	Future policy benefits decreased $1.9 billion primarily driven by credit spread widening and rising interest rates.

Total equity increased $0.1 billion from $6.3 billion at December 31, 2017 to $6.4 billion at June 30, 2018, primarily driven by after-tax net income of $0.8 billion for the six months ended June 30, 2018 partially offset by a return of capital of $0.6 billion and unrealized losses on investments, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison

Income (loss) from operations before income taxes increased $0.9 billion from a loss of $0.6 billion in the second quarter of 2017 to income of $0.3 billion in the second quarter of 2018, primarily driven by realized losses in the prior year quarter due to significant NPR losses as a result of tightening credit spreads used in measuring our living benefit contracts, partially offset by related charges to the amortization of DAC and other costs. See table below for more information.

2018 to 2017 Six Months Comparison

Income (loss) from operations before income taxes increased $1.2 billion from a loss of $0.2 billion for the first six months of 2017 to income of $1.0 billion for the first six months of 2018, primarily driven by realized losses in the prior year due to significant NPR losses as a result of tightening credit spreads used in measuring our living benefit contracts and realized investment gains in the current year as a result of spread widening, partially offset by related impacts to the amortization of DAC and other costs.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)(1)		(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$9	$313	$(112)	$354
Change in portions of U.S. GAAP liability, before NPR(3)	120	(308)	449	277
Change in the NPR adjustment	(51)	(1,364)	114	(2,058)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	78	(1,359)	451	(1,427)
Related benefit (charge) to amortization of DAC and other costs	(55)	303	(155)	315
Net impact of assumption updates and other refinements	(159)	(75)	(159)	(75)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(136)	$(1,131)	$137	$(1,187)

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of non-performance risk ("NPR"), DAC and other costs, was a charge of $136 million, which primarily reflects the impact of $159 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions. The impact also includes $55 million of related charges to amortization of DAC and other costs. These charges were partially offset by a net benefit of $78 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of widening credit spreads used in measuring our living benefit contracts.

For the six months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $137 million which primarily reflected a $451 million net impact from changes in the U.S. GAAP embedded derivative and hedge positions as a result of widening credit spreads used in measuring our living benefit contracts. Partial offsets include $155 million of related charges to amortization of DAC and other costs and the net impact from assumption updates and other refinements, as discussed above.

The net charges of $1,131 million and $1,187 million for the three and six months ended June 30, 2017, respectively, predominantly reflect the impact from changes in the NPR adjustment as a result of tightening credit spreads. Partial offsets are included in the $303 million and $315 million related benefits to amortization of DAC and other costs.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues increased $1.5 billion, from $(0.7) billion for the three months ended June 30, 2017 to $0.8 billion for the three months ended June 30, 2018, primarily driven by an increase of $1.5 billion in realized investment gains/(losses), as discussed above.

Benefits and expenses increased $0.7 billion, from a benefit of $(0.2) billion for the three months ended June 30, 2017 to an expense of $0.5 billion for the three months ended June 30, 2018, primarily driven by an increase of $0.7 billion related to the amortization of DAC and other costs due to changes in the living benefit reserves as a result of credit spread tightening in the prior year quarter.

2018 to 2017 Six Months Comparison

Revenues increased $2.1 billion, from $0.0 billion for the six months ended June 30, 2017 to $2.1 billion for the six months ended June 30, 2018, primarily driven by an increase of $2.1 billion in realized investment gains/(losses), as discussed above.

Benefits and expenses increased $0.9 billion, from $0.2 billion for the six months ended June 30, 2017 to $1.1 billion for the six months ended June 30, 2018, primarily driven by an increase of $0.8 billion primarily related to the amortization of DAC and other costs due to changes in the living benefit reserves as a result of credit spread tightening in the prior year.

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
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of product design features, an ALM Strategy and a Capital Hedge Program.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Our current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intends to manage through our ALM strategy.

	As of June 30, 2018	As of December 31, 2017
	(in millions)	(in millions)
U.S. GAAP liability (including non-performance risk)	$6,223	$8,152
Non-performance risk adjustment	3,041	2,998
Subtotal	9,264	11,150
Adjustments including risk margins and valuation methodology differences	(2,395)	(2,603)
Economic liability managed by ALM strategy	$6,869	$8,546

As of June 30, 2018, our fixed income instruments and derivative assets exceed the economic liability in which the risks reside.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our domestic insurance life insurance companies’ RBC ratios as of December 31, 2018. The reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. The Company expects to have the necessary resources to maintain its “AA” ratings targets under this proposed RBC framework.

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

In June 2018, the Company returned capital of $250 million to its parent, PAI. In March 2018, the Company returned capital of $300 million to its parent, PAI. On June 7, 2017, September 6, 2017 and December 21, 2017, the Company returned capital of $100 million, $200 million and $650 million, respectively, to its parent, PAI. On December 21, 2016, the Company returned capital of $1,140 million to PAI.

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

The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization under a range of potential stress scenarios.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2018 and December 31, 2017, the Company had liquid assets of $11.3 billion and $12.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $1.7 billion and $2.4 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $8.9 billion, or 95%, of the fixed maturity investments in Company general account portfolios, were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating.

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

The hedging portion of our ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of June 30, 2018, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $2.4 billion compared to a net receive position of $3.0 billion as of December 31, 2017. The change in collateral position was primarily driven by an increase in interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: August 10, 2018