Form 10-Q
period 2018-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2018-11-13
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2018, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2018 and December 31, 2017	4
	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017	5
	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017	6
	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	7
	Notes to Unaudited Interim Consolidated Financial Statements	8
	1. Business and Basis of Presentation	8
	2. Significant Accounting Policies and Pronouncements	9
	3. Investments	18
	4. Derivative Instruments	28
	5. Fair Value of Assets and Liabilities	33
	6. Income Taxes	51
	7. Reinsurance	52
	8. Equity	55
	9. Related Party Transactions	57
	10. Commitments and Contingent Liabilities	62
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74
Item 4.	Controls and Procedures	74
PART II OTHER INFORMATION		75
Item 1.	Legal Proceedings	75
Item 1A.	Risk Factors	75
Item 6.	Exhibits	76
SIGNATURES		77

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) changes in tax laws, (b) fiduciary rule developments, (c) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (d) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2018 and December 31, 2017 (in thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2018: $9,871,624; 2017: $10,145,266)	$9,322,358	$10,110,786
Fixed maturities, trading, at fair value (amortized cost, 2018: $271,233; 2017: $161,393)(1)	261,226	166,360
Equity securities, at fair value (cost, 2018: $9,314; 2017: $11,614)(1)	13,164	15,375
Commercial mortgage and other loans	1,352,403	1,387,012
Policy loans	12,656	12,558
Short-term investments	20,685	711,071
Other invested assets (includes $7,567 and $151,481 measured at fair value at September 30, 2018 and December 31, 2017, respectively)(1)	254,050	335,811
Total investments	11,236,542	12,738,973
Cash and cash equivalents	394,262	1,639,939
Deferred policy acquisition costs	4,431,765	4,596,565
Accrued investment income	76,228	88,331
Reinsurance recoverables	487,748	563,428
Income taxes	1,372,877	1,116,735
Value of business acquired	34,967	35,109
Deferred sales inducements	907,575	1,020,786
Receivables from parent and affiliates	56,368	49,351
Other assets	116,861	121,086
Separate account assets	35,480,264	37,990,547
TOTAL ASSETS	$54,595,457	$59,960,850
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$5,984,878	$9,132,569
Policyholders’ account balances	5,062,233	4,846,152
Payables to parent and affiliates	50,967	36,026
Cash collateral for loaned securities	7,147	17,383
Short-term debt	184,303	43,734
Long-term debt	787,596	928,165
Reinsurance payables	214,420	262,588
Other liabilities	395,657	422,636
Separate account liabilities	35,480,264	37,990,547
Total liabilities	48,167,465	53,679,800
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, ($100 par value; 25,000 shares authorized, issued and outstanding)	2,500	2,500
Additional paid-in capital	6,345,436	7,145,436
Retained earnings (accumulated deficit)	510,750	(776,762)
Accumulated other comprehensive income (loss)	(430,694)	(90,124)
Total equity	6,427,992	6,281,050
TOTAL LIABILITIES AND EQUITY	$54,595,457	$59,960,850

(1)	Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2018 and 2017 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Premiums	$13,679	$12,505	$48,008	$48,666
Policy charges and fee income	550,592	555,907	1,653,225	1,646,310
Net investment income	103,164	107,953	300,035	314,310
Asset administration fees and other income	93,320	102,713	291,460	307,384
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,523)	41	(2,960)	(4,692)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	0	0	(95)
Other realized investment gains (losses), net	67,796	1,170,036	636,782	(322,725)
Total realized investment gains (losses), net	65,273	1,170,077	633,822	(327,512)
Total revenues	826,028	1,949,155	2,926,550	1,989,158
BENEFITS AND EXPENSES
Policyholders’ benefits	49,931	14,056	113,624	80,251
Interest credited to policyholders’ account balances	82,313	90,499	213,903	567
Amortization of deferred policy acquisition costs	190,632	260,194	514,457	(45,981)
Commission expense	192,951	203,619	644,628	640,612
General, administrative and other expenses	46,038	28,874	132,199	143,492
Total benefits and expenses	561,865	597,242	1,618,811	818,941
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	264,163	1,351,913	1,307,739	1,170,217
Income tax expense (benefit)	(148,073)	412,987	57,278	369,516
NET INCOME (LOSS)	$412,236	$938,926	$1,250,461	$800,701
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(64)	31	(1,192)	95
Net unrealized investment gains (losses)	(149,116)	(7,962)	(383,434)	227,398
Total	(149,180)	(7,931)	(384,626)	227,493
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(31,328)	(2,776)	(80,773)	79,622
Other comprehensive income (loss), net of tax	(117,852)	(5,155)	(303,853)	147,871
Comprehensive income (loss)	$294,384	$933,771	$946,608	$948,572

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$7,145,436	$(776,762)	$(90,124)	$6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Return of capital		(800,000)			(800,000)
Comprehensive income:
Net income (loss)			1,250,461		1,250,461
Other comprehensive income (loss), net of tax				(303,853)	(303,853)
Total comprehensive income (loss)					946,608
Balance, September 30, 2018	$2,500	$6,345,436	$510,750	$(430,694)	$6,427,992

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Return of capital		(300,000)			(300,000)
Comprehensive income:
Net income (loss)			800,701		800,701
Other comprehensive income (loss), net of tax				147,871	147,871
Total comprehensive income (loss)					948,572
Balance, September 30, 2017	$2,500	$7,795,436	$107,443	$(167,077)	$7,738,302

See Notes to Unaudited Interim Consolidated Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,250,461	$800,701
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(2,147)	(761)
Realized investment (gains) losses, net	(633,822)	327,512
Depreciation and amortization	6,227	(7,781)
Interest credited to policyholders’ account balances	213,903	567
Change in:
Future policy benefits	795,294	728,762
Accrued investment income	12,103	16,263
Net receivables from/payables to parent and affiliates	1,490	12,391
Deferred sales inducements	(1,836)	(993)
Deferred policy acquisition costs	241,665	(248,160)
Income taxes	(175,460)	22,224
Reinsurance recoverables, net	(52,210)	(3,342)
Derivatives, net	(3,094,289)	(615,583)
Deferred (gain) loss on reinsurance	(23,108)	5,448
Other, net	133,306	58,395
Cash flows from (used in) operating activities	(1,328,423)	1,095,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	2,144,273	854,872
Fixed maturities, trading(1)	99,623	1,728
Equity securities(1)	6,280	2,271
Commercial mortgage and other loans	137,766	56,883
Policy loans	553	956
Other invested assets(1)	16,864	71,152
Short-term investments	981,355	1,556,173
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,939,203)	(1,109,624)
Fixed maturities, trading(1)	(208,007)	(15,964)
Equity securities(1)	(3,253)	(1,761)
Commercial mortgage and other loans	(113,638)	(228,825)
Policy loans	(110)	(330)
Other invested assets(1)	(99,983)	(5,115)
Short-term investments	(291,399)	(1,003,242)
Notes receivable from parent and affiliates, net	2,967	521
Derivatives, net	19,929	18,029
Other, net	(69)	2,992
Cash flows from (used in) investing activities	753,948	200,716
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(10,236)	(15,515)
Net increase (decrease) in short-term borrowing	0	(28,101)
Drafts outstanding	(2,550)	6,790
Distribution to Parent	(800,000)	(300,000)
Policyholders' account deposits	2,128,976	1,905,487
Ceded policyholders' account deposits	(28,992)	(6,818)
Policyholders' account withdrawals	(1,979,186)	(1,950,184)
Ceded policyholders' account withdrawals	20,786	18,421
Cash flows from (used in) financing activities	(671,202)	(369,920)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,245,677)	926,439
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,639,939	1,848,039
CASH AND CASH EQUIVALENTS, END OF PERIOD	$394,262	$2,774,478

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2018 and 2017.
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

Adoption of ASU 2016-01

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available-for-sale” are to be reported in net income within “Asset administration fees and other income” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available-for-sale” were reported in “Accumulated other comprehensive income”.

The impacts of this ASU on the Company’s Consolidated Financial Statements can be categorized as follows: (1) Changes to the presentation within the Consolidated Statements of Financial Position; (2) Cumulative-effect Adjustment Upon Adoption; and (3) Changes to Accounting Policies. Each of these components is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other ASU adopted during the nine months ended September 30, 2018.

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
		January 1, 2018 using the modified retrospective method which included a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of September 30, 2018 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) a full retrospective transition method.
The options for method of adoption and the impacts of such methods are under assessment.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield and will be required to be updated each quarter with the impact recorded through Other Comprehensive Income ("OCI").

As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.

Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between the discount rate locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.

Amortization of deferred acquisition costs ("DAC") and other balances
Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its future policy benefits, as described above, it is required to also use a retrospective transition method for DAC and other balances.

The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s non-performance risk ("NPR") to be recognized in OCI.
An entity will apply a retrospective transition method which will include a cumulative-effect adjustment on the balance sheet as of the earliest period presented.
Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU issued but not yet adopted as of September 30, 2018

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

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an other-than-temporary impairment was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,718,446	$38	$510,300	$4,208,184	$0
Obligations of U.S. states and their political subdivisions	134,396	433	3,967	130,862	0
Foreign government bonds	223,312	4,706	3,653	224,365	0
Public utilities	548,257	10,863	16,122	542,998	0
Redeemable preferred stock	29,445	0	786	28,659	0
All other U.S. public corporate securities	1,391,160	26,213	35,125	1,382,248	0
All other U.S. private corporate securities	846,203	13,898	20,665	839,436	0
All other foreign public corporate securities	284,819	2,075	5,761	281,133	0
All other foreign private corporate securities	672,681	14,883	16,638	670,926	0
Asset-backed securities(1)	510,463	3,333	1,685	512,111	(16)
Commercial mortgage-backed securities	447,064	1,137	11,476	436,725	0
Residential mortgage-backed securities(2)	65,378	1,036	1,703	64,711	0
Total fixed maturities, available-for-sale	$9,871,624	$78,615	$627,881	$9,322,358	$(16)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $(1.0) million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2018
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$998,734	$28,769	$3,194,749	$481,531	$4,193,483	$510,300
Obligations of U.S. states and their political subdivisions	96,628	3,149	19,062	818	115,690	3,967
Foreign government bonds	138,696	2,510	23,115	1,143	161,811	3,653
Public utilities	284,042	12,460	61,961	3,662	346,003	16,122
Redeemable preferred stock	28,659	786	0	0	28,659	786
All other U.S. public corporate securities	755,392	29,258	134,461	5,867	889,853	35,125
All other U.S. private corporate securities	351,239	9,807	216,144	10,858	567,383	20,665
All other foreign public corporate securities	137,967	2,935	52,986	2,826	190,953	5,761
All other foreign private corporate securities	223,148	10,928	72,195	5,710	295,343	16,638
Asset-backed securities	268,933	1,539	5,052	146	273,985	1,685
Commercial mortgage-backed securities	137,333	2,773	181,463	8,703	318,796	11,476
Residential mortgage-backed securities	26,272	751	21,924	952	48,196	1,703
Total fixed maturities, available-for-sale	$3,447,043	$105,665	$3,983,112	$522,216	$7,430,155	$627,881

	December 31, 2017
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,174	$23	$4,550,472	$236,604	$4,563,646	$236,627
Obligations of U.S. states and their political subdivisions	6,669	26	13,311	132	19,980	158
Foreign government bonds	37,466	428	143	4	37,609	432
Public utilities	84,260	1,357	22,420	701	106,680	2,058
Redeemable preferred stock	10,522	59	0	0	10,522	59
All other U.S. public corporate securities	206,988	1,034	118,002	2,382	324,990	3,416
All other U.S. private corporate securities	221,753	2,173	83,365	1,622	305,118	3,795
All other foreign public corporate securities	66,004	578	23,186	340	89,190	918
All other foreign private corporate securities	78,200	536	89,675	2,695	167,875	3,231
Asset-backed securities	30,234	128	0	0	30,234	128
Commercial mortgage-backed securities	113,423	1,225	129,458	3,120	242,881	4,345
Residential mortgage-backed securities	26,916	166	24,833	373	51,749	539
Total fixed maturities, available-for-sale	$895,609	$7,733	$5,054,865	$247,973	$5,950,474	$255,706

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $617.5 million and $253.1 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $10.4 million and $2.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2018, the $522.2 million of gross unrealized losses on fixed maturities of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company’s corporate securities within the consumer non-cyclical, finance and utility sectors. As of December 31, 2017, the $248.0 million of gross unrealized losses on fixed maturities of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company’s corporate securities within the consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$216,375	$217,322
Due after one year through five years	1,150,303	1,145,246
Due after five years through ten years	1,341,125	1,347,845
Due after ten years	6,140,916	5,598,398
Asset-backed securities	510,463	512,111
Commercial mortgage-backed securities	447,064	436,725
Residential mortgage-backed securities	65,378	64,711
Total fixed maturities, available-for-sale	$9,871,624	$9,322,358

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$391,271	$115,316	$1,834,190	$382,792
Proceeds from maturities/prepayments	67,980	156,822	308,339	480,794
Gross investment gains from sales and maturities	2,532	(1,299)	20,109	2,461
Gross investment losses from sales and maturities	(10,764)	(1,406)	(85,869)	(2,081)
OTTI recognized in earnings(2)	(2,523)	41	(2,960)	(4,787)

(1)	Includes $(1.7) million and $8.7 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$753	$792	$200	$1,325
New credit loss impairments	0	0	(1)	365
Additional credit loss impairments on securities previously impaired	0	0	0	0
Increases due to the passage of time on previously recorded credit losses	1	2	1	9
Reductions for securities which matured, paid down, prepaid or were sold during the period	0	(40)	(3)	(18)
Reductions for securities impaired to fair value during the period(1)	0	0	0	(1,481)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(1)	(8)	(11)
Assets transferred to parent and affiliates	0	0	0	0
Balance, end of period	$753	$753	$189	$189

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $(0.3) million and $0.8 million during the three months ended September 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $0.1 million and $1.7 million during the nine months ended September 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$306,807	22.6%	$348,718	25.0%
Hospitality	3,671	0.3	3,782	0.3
Industrial	358,883	26.5	327,987	23.6
Office	299,216	22.1	294,072	21.2
Other	135,790	10.0	139,362	10.0
Retail	195,520	14.4	216,544	15.6
Total commercial mortgage loans	1,299,887	95.9	1,330,465	95.7
Agricultural property loans	55,488	4.1	59,197	4.3
Total commercial mortgage and agricultural property loans by property type	1,355,375	100.0%	1,389,662	100.0%
Valuation allowance	(2,972)		(2,650)
Total commercial mortgage and other loans	$1,352,403		$1,387,012

As of September 30, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (11%) and Australia (3%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,616	$34	$2,650
Addition to (release of) allowance for losses	323	(1)	322
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,939	$33	$2,972

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,267	$22	$2,289
Addition to (release of) allowance for losses	349	12	361
Charge-offs, net of recoveries	0	0	0
Total ending balance	$2,616	$34	$2,650

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,939	33	2,972
Total ending balance(1)	$2,939	$33	$2,972
Recorded investment(2):
Individually evaluated for impairment	$0	$4,333	$4,333
Collectively evaluated for impairment	1,299,887	51,155	1,351,042
Total ending balance(1)	$1,299,887	$55,488	$1,355,375

(1)	As of September 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,616	34	2,650
Total ending balance(1)	$2,616	$34	$2,650
Recorded investment(2):
Individually evaluated for impairment	$1,571	$4,865	$6,436
Collectively evaluated for impairment	1,328,894	54,332	1,383,226
Total ending balance(1)	$1,330,465	$59,197	$1,389,662

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans, based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$658,709	$15,079	$0	$673,788
60%-69.99%	478,402	23,469	0	501,871
70%-79.99%	169,409	7,281	0	176,690
80% or greater	2,000	1,026	0	3,026
Total commercial mortgage and agricultural property loans	$1,308,520	$46,855	$0	$1,355,375

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,299,887	$0	$0	$0	$1,299,887	$0
Agricultural property loans	55,488	0	0	0	55,488	0
Total	$1,355,375	$0	$0	$0	$1,355,375	$0

(1)	As of September 30, 2018, there were no loans in this category accruing interest.

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

For the three and nine months ended September 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $13 million and $96 million of commercial mortgage and other loans sold. For the three and nine months ended September 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$26,480	$25,801
Hedge funds	154,928	106,474
Real estate-related	57,875	46,043
Subtotal equity method	239,283	178,318
Fair value:
Private equity	4,216	3,500
Hedge funds	267	302
Real estate-related	3,084	2,512
Subtotal fair value(1)	7,567	6,314
Total LPs/LLCs	246,850	184,632
Real estate held through direct ownership	7,200	0
Derivative instruments	0	151,179
Total other invested assets(2)	$254,050	$335,811

(1)	As of December 31, 2017, $6.0 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$81,551	$83,198	$235,487	$246,853
Fixed maturities, trading	2,006	1,109	3,091	3,213
Equity securities, at fair value	72	67	248	216
Commercial mortgage and other loans	12,567	12,777	38,818	36,313
Policy loans	175	114	546	810
Short-term investments and cash equivalents	5,103	9,700	18,988	22,618
Other invested assets	5,573	4,771	14,083	15,718
Gross investment income	107,047	111,736	311,261	325,741
Less: investment expenses	(3,883)	(3,783)	(11,226)	(11,431)
Net investment income(1)	$103,164	$107,953	$300,035	$314,310

(1)	Prior period amounts have been reclassified to conform to current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities(1)	$(10,755)	$(2,664)	$(68,720)	$(4,407)
Commercial mortgage and other loans	201	(430)	53	(660)
LPs/LLCs	0	(3)	0	(37)
Derivatives(2)	75,810	1,173,163	702,465	(322,456)
Short-term investments and cash equivalents	17	11	24	48
Realized investment gains (losses), net	$65,273	$1,170,077	$633,822	$(327,512)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$(1,034)	$12,311
Fixed maturity securities, available-for-sale — all other	(548,232)	(46,791)
Equity securities, available-for-sale(1)	0	4
Derivatives designated as cash flow hedges(2)	(23,867)	(25,851)
Affiliated notes	635	829
Other investments	1,075	86
Net unrealized gains (losses) on investments	$(571,423)	$(59,412)

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Asset administration fees and other income.”

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2018 and December 31, 2017, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$10,505	$0	$10,505
U.S. public corporate securities	7,147	0	7,147	6,878	0	6,878
Total cash collateral for loaned securities(1)	$7,147	$0	$7,147	$17,383	$0	$17,383

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•	Interest rate contracts: futures, swaps, forwards, options, swaptions, caps and floors
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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR.

	September 30, 2018			December 31, 2017
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$748,787	$18,033	$(38,666)	$677,257	$13,348	$(47,209)
Total Qualifying Hedges	$748,787	$18,033	$(38,666)	$677,257	$13,348	$(47,209)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$903,500	$272	$(2,508)	$1,964,000	$8,296	$0
Interest Rate Swaps	80,605,225	3,378,320	(2,578,179)	87,939,425	4,374,658	(1,065,549)
Interest Rate Options	19,050,000	157,095	(326,477)	15,775,000	175,156	(160,181)
Interest Rate Forwards	1,626,323	14	(32,402)	975,929	19,870	(2)
Foreign Currency
Foreign Currency Forwards	15,281	104	0	12,455	1	(319)
Currency/Interest Rate
Foreign Currency Swaps	157,819	7,414	(6,740)	151,400	7,779	(7,488)
Equity
Equity Futures	253,208	78	0	672,055	2,442	0
Total Return Swaps	14,200,030	17,006	(270,367)	13,841,333	8,517	(341,700)
Equity Options	32,801,821	630,109	(569,941)	31,702,334	460,597	(318,955)
Total Non-Qualifying Hedges	$149,613,207	$4,190,412	$(3,786,614)	$153,033,931	$5,057,316	$(1,894,194)
Total Derivatives(1)	$150,361,994	$4,208,445	$(3,825,280)	$153,711,188	$5,070,664	$(1,941,403)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $4,995 million and $8,152 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was a net asset of $156 million and $232 million as of September 30, 2018 and December 31, 2017, respectively, included in "Reinsurance recoverables". See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance recoverables" or "Reinsurance payables," was a net asset of $3 million and $12 million as of September 30, 2018 and December 31, 2017, respectively.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $34 million as of September 30, 2018 with no related reinsurance recoverables.

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

	September 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,208,445	$(4,208,445)	$0	$0	$0
Securities purchased under agreements to resell	327,000	0	327,000	(327,000)	0
Total Assets	$4,535,445	$(4,208,445)	$327,000	$(327,000)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$3,825,280	$(3,818,167)	$7,113	$(3,781)	$3,332
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,825,280	$(3,818,167)	$7,113	$(3,781)	$3,332

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Offsetting of Financial Liabilities:
Derivatives(1)	$1,941,403	$(1,941,403)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,941,403	$(1,941,403)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,141	$2,484	$257
Total cash flow hedges	0	2,141	2,484	257
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(772,889)	0	0	0
Currency	213	0	0	0
Currency/Interest Rate	1,224	0	33	0
Equity	(640,413)	0	0	0
Embedded Derivatives	1,487,675	0	0	0
Total non-qualifying hedges	75,810	0	33	0
Total	$75,810	$2,141	$2,517	$257

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$5,841	$8,973	$1,984
Total cash flow hedges	0	5,841	8,973	1,984
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,360,922)	0	0	0
Currency	537	0	0	0
Currency/Interest Rate	5,279	0	62	0
Equity	(879,866)	0	0	0
Embedded Derivatives	3,937,437	0	0	0
Total non-qualifying hedges	702,465	0	62	0
Total	$702,465	$5,841	$9,035	$1,984

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,678	$(3,496)	$(12,020)
Total cash flow hedges	0	1,678	(3,496)	(12,020)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	52,535	0	0	0
Currency	(230)	0	0	0
Currency/Interest Rate	(11,358)	0	(314)	0
Equity	(453,516)	0	0	0
Embedded Derivatives	1,585,732	0	0	0
Total non-qualifying hedges	1,173,163	0	(314)	0
Total	$1,173,163	$1,678	$(3,810)	$(12,020)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,523	$(9,308)	$(27,143)
Total cash flow hedges	0	4,523	(9,308)	(27,143)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	618,534	0	0	0
Currency	(307)	0	0	0
Currency/Interest Rate	(22,712)	0	(592)	0
Equity	(1,468,601)	0	0	0
Embedded Derivatives	550,630	0	0	0
Total non-qualifying hedges	(322,456)	0	(592)	0
Total	$(322,456)	$4,523	$(9,900)	$(27,143)

(1)	Amounts deferred in AOCI.

For the nine months ended September 30, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(25,851)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2018	15,834
Amount reclassified into current period earnings	(13,850)
Balance, September 30, 2018	$(23,867)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2018 values, it is estimated that a pre-tax gain of $9 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2019, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2018 and December 31, 2017.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,201,271	$6,913	$0	$4,208,184
Obligations of U.S. states and their political subdivisions	0	130,862	0	0	130,862
Foreign government bonds	0	224,365	0	0	224,365
U.S. corporate public securities	0	1,618,433	1,060	0	1,619,493
U.S. corporate private securities	0	998,383	54,457	0	1,052,840
Foreign corporate public securities	0	309,792	211	0	310,003
Foreign corporate private securities	0	733,928	29,136	0	763,064
Asset-backed securities(2)	0	502,704	9,407	0	512,111
Commercial mortgage-backed securities	0	436,180	545	0	436,725
Residential mortgage-backed securities	0	64,711	0	0	64,711
Subtotal	0	9,220,629	101,729	0	9,322,358
Fixed maturities, trading	0	261,226	0	0	261,226
Equity securities	5,473	12	7,679	0	13,164
Short-term investments	2,653	10,274	8	0	12,935
Cash equivalents	0	46,859	0	0	46,859
Other invested assets(3)	350	4,208,095	0	(4,208,445)	0
Reinsurance recoverables	0	0	159,206	0	159,206
Receivables from parent and affiliates	0	37,719	0	0	37,719
Subtotal excluding separate account assets	8,476	13,784,814	268,622	(4,208,445)	9,853,467
Separate account assets(4)	0	35,480,264	0	0	35,480,264
Total assets	$8,476	$49,265,078	$268,622	$(4,208,445)	$45,333,731
Future policy benefits(5)	$0	$0	$4,995,305	$0	$4,995,305
Policyholders' account balances	0	0	34,069	0	34,069
Payables to parent and affiliates	0	3,822,772	0	(3,817,815)	4,957
Other liabilities	2,508	0	0	(352)	2,156
Total liabilities	$2,508	$3,822,772	$5,029,374	$(3,818,167)	$5,036,487

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,826,413	$5,237	$0	$4,831,650
Obligations of U.S. states and their political subdivisions	0	104,640	0	0	104,640
Foreign government bonds	0	140,305	0	0	140,305
U.S. corporate public securities	0	1,806,888	1,562	0	1,808,450
U.S. corporate private securities	0	1,148,536	59,408	0	1,207,944
Foreign corporate public securities	0	229,006	215	0	229,221
Foreign corporate private securities	0	737,539	34,021	0	771,560
Asset-backed securities(2)	0	160,229	185,358	0	345,587
Commercial mortgage-backed securities	0	505,684	0	0	505,684
Residential mortgage-backed securities	0	165,745	0	0	165,745
Subtotal	0	9,824,985	285,801	0	10,110,786
Fixed maturities, trading(6)	0	166,360	0	0	166,360
Equity securities(6)	5,599	18	9,758	0	15,375
Short-term investments	448,712	262,272	87	0	711,071
Cash equivalents	0	1,146,466	0	0	1,146,466
Other invested assets(3)(6)	10,738	5,059,779	147	(4,919,486)	151,178
Reinsurance recoverables	0	0	244,006	0	244,006
Receivables from parent and affiliates	0	38,145	0	0	38,145
Subtotal excluding separate account assets	465,049	16,498,025	539,799	(4,919,486)	12,583,387
Separate account assets(4)	0	37,990,547	0	0	37,990,547
Total assets	$465,049	$54,488,572	$539,799	$(4,919,486)	$50,573,934
Future policy benefits(5)	$0	$0	$8,151,902	$0	$8,151,902
Payables to parent and affiliates	0	1,941,403	0	(1,941,403)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,941,403	$8,151,902	$(1,941,403)	$8,151,902

(1)
“Netting” amounts represent cash collateral of $0.4 million and $2,978 million as of September 30, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At September 30, 2018 and December 31, 2017, the fair values of such investments were $7.6 million and $0.3 million, respectively.

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

(5)
As of September 30, 2018, the net embedded derivative liability position of $4,995 million includes $1,039 million of embedded derivatives in an asset position and $6,034 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8,152 million includes $819 million of embedded derivatives in an asset position and $8,971 million of embedded derivatives in a liability position.

(6)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically, there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During both the three and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$16,066	Discounted cash flow	Discount rate	7.00%	20.00%	11.15%	Decrease
		Liquidation	Liquidation	6.00%	54.00%	50.00%	Increase
Reinsurance recoverables	$159,206	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$4,995,305	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.16%	1.21%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	14%	22%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$22,215	Discounted cash flow	Discount rate	5.06%	22.23%	8.57%	Decrease
Reinsurance recoverables	$244,006	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$8,151,902	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

(6)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. During the second quarter of 2018, $213 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 10 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Fixed Maturities, Available-For-Sale
	U.S. Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,658	$96,849	$59,178
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(2,424)	(441)
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	(4,437)	284
Net investment income	0	45	2
Purchases	255	1,323	0
Sales	0	0	(13,850)
Issuances	0	0	0
Settlements	0	(6,495)	(14,052)
Transfers into Level 3(4)	0	0	(194)
Transfers out of Level 3(4)	0	0	(20,975)
Other(5)	0	3	0
Fair Value, end of period assets/(liabilities)	$6,913	$84,864	$9,952
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,771)	$0
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Equity Securities	Short-Term Investments	Other Invested Assets
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$9,309	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	(46)	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	(1,584)	0	0
Issuances	0	0	0
Settlements	0	31	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other(5)	0	(23)	0
Fair Value, end of period assets/(liabilities)	$7,679	$8	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$(375)	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$185,258	$0	$(6,222,612)	$(13,835)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(33,467)	0	1,485,428	(1,093)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	4,930	0	0	0
Sales	0	0	0	0
Issuances	0	0	(258,121)	(19,141)
Settlements	0	0	0	0
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other(5)	2,485	0	0	0
Fair Value, end of period assets/(liabilities)	$159,206	$0	$(4,995,305)	$(34,069)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$(47,218)	$0	$1,428,629	$(1,093)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Fixed Maturities, Available-For-Sale
	U.S. Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,237	$95,206	$185,358
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(2,656)	(394)
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	(5,805)	(300)
Net investment income	0	159	35
Purchases	1,676	6,348	84,810
Sales	0	(241)	(14,043)
Issuances	0	0	0
Settlements	0	(14,899)	(37,665)
Transfers into Level 3(4)	0	6,941	51,785
Transfers out of Level 3(4)	0	(215)	(259,634)
Other(5)	0	26	0
Fair Value, end of period assets/(liabilities)	$6,913	$84,864	$9,952
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(2,992)	$0
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Equity Securities	Short-Term Investments	Other Invested Assets
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$9,758	$87	$147
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(55)	0
Asset administration fees and other income	366	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	0	0	0
Sales	(2,592)	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other(5)	147	(24)	(147)
Fair Value, end of period assets/(liabilities)	$7,679	$8	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(55)	$0
Asset administration fees and other income	$(125)	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$244,006	$0	$(8,151,902)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(90,205)	0	3,925,867	(1,138)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(106)	0	0
Net investment income	0	0	0	0
Purchases	14,444	0	0	0
Sales	0	0	0	0
Issuances	0	0	(769,270)	(32,931)
Settlements	0	0	0	0
Transfers into Level 3(4)	0	34,269	0	0
Transfers out of Level 3(4)	0	(34,163)	0	0
Other(5)	(9,039)	0	0	0
Fair Value, end of period assets/(liabilities)	$159,206	$0	$(4,995,305)	$(34,069)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$(95,836)	$0	$3,677,070	$(1,138)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$3,151	$0	$133,567	$215,503
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(945)	527
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	(2,270)	(306)
Net investment income	0	0	1,526	111
Purchases	917	0	334	78,112
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	(1,670)	(6,720)
Transfers into Level 3(4)	0	0	8,290	2,513
Transfers out of Level 3(4)	0	0	(1,056)	(12,502)
Other(5)	(2)	0	(3,028)	0
Fair Value, end of period assets/(liabilities)	$4,066	$0	$134,748	$277,238
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Equity Securities(3)	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,854	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	630	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	0	75	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other	3,853	(450)	(375)
Fair Value, end of period assets/(liabilities)	$10,337	$75	$0
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$630	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$268,337	$0	$(9,331,040)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(33,779)	0	1,584,013
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	4,875	0	0
Sales	0	0	0
Issuances	0	0	(252,024)
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other(5)	2,948	0	0
Fair Value, end of period assets/(liabilities)	$242,381	$0	$(7,999,051)
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$(31,836)	$0	$1,503,393
Asset administration fees and other income	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$0	$87	$151,989	$31,735
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(3,060)	535
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	(1,619)	(35)
Net investment income	0	0	6,383	163
Purchases	3,093	0	1,428	228,719
Sales	0	0	(14,367)	(1,595)
Issuances	0	0	0	0
Settlements	0	0	(7,963)	(49,272)
Transfers into Level 3(4)	0	0	10,640	94,979
Transfers out of Level 3(4)	0	(87)	(4,681)	(27,991)
Other(5)	973	0	(4,002)	0
Fair Value, end of period assets/(liabilities)	$4,066	$0	$134,748	$277,238
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(2,277)	$(1)
Asset administration fees and other income	$0	$0	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Equity Securities(3)	Short-Term Investments	Cash Equivalents
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,864	$450	$375
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	1,268	0	0
Included in other comprehensive income (loss)	351	0	0
Net investment income	0	0	0
Purchases	0	75	0
Sales	0	0	0
Issuances	0	0	0
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	0	0
Other	3,854	(450)	(375)
Fair Value, end of period assets/(liabilities)	$10,337	$75	$0
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$917	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$240,091	$33,962	$(7,707,333)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(7)	(12,834)	0	455,564
Asset administration fees and other income	0	0	0
Included in other comprehensive income (loss)	0	0	0
Net investment income	0	0	0
Purchases	14,659	0	0
Sales	0	0	0
Issuances	0	0	(747,282)
Settlements	0	0	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	(33,962)	0
Other(5)	465	0	0
Fair Value, end of period assets/(liabilities)	$242,381	$0	$(7,999,051)
Unrealized gains (losses) for assets/(liabilities) still held(6):
Included in earnings:
Realized investment gains (losses), net	$(7,021)	$0	$274,784
Asset administration fees and other income	$0	$0	$0

(1)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(2)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period amounts were aggregated to conform to current period presentation.

(3)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(4)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(5)	Other, primarily represents reclassifications of certain assets and liabilities between reporting categories.

(6)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

	September 30, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,324,292	$1,324,292	$1,352,403
Policy loans	0	0	12,656	12,656	12,656
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	20,403	327,000	0	347,403	347,403
Accrued investment income	0	76,228	0	76,228	76,228
Reinsurance recoverables	0	0	56,348	56,348	56,348
Receivables from parent and affiliates	0	18,649	0	18,649	18,649
Other assets	0	15,047	0	15,047	15,047
Total assets	$28,153	$436,924	$1,393,296	$1,858,373	$1,886,484
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$431,293	$431,293	$438,448
Cash collateral for loaned securities	0	7,147	0	7,147	7,147
Short-term debt	0	183,673	0	183,673	184,303
Long-term debt	0	789,881	0	789,881	787,596
Reinsurance payables	0	0	56,348	56,348	56,348
Payables to parent and affiliates	0	46,010	0	46,010	46,010
Other liabilities	0	138,859	0	138,859	138,859
Separate account liabilities - investment contracts	0	86	0	86	86
Total liabilities	$0	$1,165,656	$487,641	$1,653,297	$1,658,797

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,396,167	$1,396,167	$1,387,012
Policy loans	0	0	12,558	12,558	12,558
Cash and cash equivalents	493,473	0	0	493,473	493,473
Accrued investment income	0	88,331	0	88,331	88,331
Reinsurance recoverables	0	0	59,588	59,588	59,588
Receivables from parent and affiliates	0	11,206	0	11,206	11,206
Other assets	0	13,802	0	13,802	13,802
Total assets	$493,473	$113,339	$1,468,313	$2,075,125	$2,065,970
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$281,582	$281,582	$281,051
Cash collateral for loaned securities	0	17,383	0	17,383	17,383
Short-term debt	0	43,734	0	43,734	43,734
Long-term debt	0	1,003,251	0	1,003,251	928,165
Reinsurance payables	0	0	59,588	59,588	59,588
Payables to parent and affiliates	0	36,026	0	36,026	36,026
Other liabilities	0	135,556	0	135,556	135,556
Separate account liabilities - investment contracts	0	102	0	102	102
Total liabilities	$0	$1,236,052	$341,170	$1,577,222	$1,501,605

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $6.4 million and $6.0 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Asset administration fees and other income.” Therefore, as of September 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision, on a consolidated basis, amounted to an income tax expense of $57 million, or 4.4% of income from operations before income taxes in the first nine months of 2018, compared to $370 million, or 31.6%, in the first nine months of 2017. The Company’s 2018 effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and unique items described below that were recorded in the periods in which they occurred. The Company's 2017 effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income and tax credits. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2018 Industry Issue Resolution (IIR) - In August 2018, the Internal Revenue Service ("IRS") released an IIR to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the IIR methodology resulted in an accelerated deduction for the Company’s 2017 tax return that would have otherwise been deductible in future years. Prior to the adoption of this IIR, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the IIR, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year in which they will now be recognized resulting in a reduction in income tax expense of $193 million for the first nine months of 2018.

U.S. Tax Cuts and Jobs Act of 2017 - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $882 million tax expense in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first nine months of 2018, the Company recognized a $0.5 million increase in income tax expense primarily related to refinements of our provisional estimates.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company's Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables(1)	$487,748	$563,428
Deferred policy acquisition costs	3,684,641	3,766,066
Deferred sales inducements	484,204	540,389
Value of business acquired	(2,561)	(2,702)
Other assets	100,053	105,167
Policyholders’ account balances	3,029,531	2,825,030
Future policy benefits	3,269,692	5,511,496
Reinsurance payables(2)	214,420	262,588
Other liabilities	296,686	329,019

(1)	"Reinsurance recoverables" includes $0.0 million and $0.3 million of unaffiliated activity as of September 30, 2018 and December 31, 2017, respectively.

(2)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both September 30, 2018 and December 31, 2017.

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2018	December 31, 2017
	(in thousands)
Prudential Insurance	$246,217	$310,758
Pruco Life	241,494	252,383
Unaffiliated	37	287
Total reinsurance recoverables	$487,748	$563,428

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Premiums:
Direct	$7,582	$8,028	$27,519	$26,216
Assumed	6,568	5,849	22,714	25,402
Ceded	(471)	(1,372)	(2,225)	(2,952)
Net premiums	13,679	12,505	48,008	48,666
Policy charges and fee income:
Direct	137,719	153,835	423,170	469,128
Assumed	422,888	413,400	1,260,550	1,210,789
Ceded(1)	(10,015)	(11,328)	(30,495)	(33,607)
Net policy charges and fee income	550,592	555,907	1,653,225	1,646,310
Asset administration fees and other income:
Direct	18,360	30,573	70,053	97,972
Assumed	77,276	74,586	228,423	216,697
Ceded	(2,316)	(2,446)	(7,016)	(7,285)
Net asset administration fees and other income	93,320	102,713	291,460	307,384
Realized investment gains (losses), net:
Direct	(1,033,002)	(32,663)	(2,239,254)	(779,499)
Assumed	1,133,110	1,237,967	2,965,558	470,545
Ceded	(34,835)	(35,227)	(92,482)	(18,558)
Realized investment gains (losses), net	65,273	1,170,077	633,822	(327,512)
Policyholders' benefits (including change in reserves):
Direct	20,847	10,061	51,364	36,627
Assumed	29,743	6,114	64,401	28,505
Ceded(2)	(659)	(2,119)	(2,141)	15,119
Net policyholders' benefits (including change in reserves)	49,931	14,056	113,624	80,251
Interest credited to policyholders’ account balances:
Direct	41,949	42,401	113,522	(5,421)
Assumed	43,662	52,559	109,210	9,108
Ceded	(3,298)	(4,461)	(8,829)	(3,120)
Net interest credited to policyholders’ account balances	82,313	90,499	213,903	567
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	283,512	352,114	875,265	524,961

(1)
"Policy charges and fee income ceded" includes $(0.4) million and $(0.6) million of unaffiliated activity for the three months ended September 30, 2018 and 2017, respectively, and $(1) million and $(2) million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $0.0 million of unaffiliated activity for both the three months ended September 30, 2018 and 2017, and $(0.2) million and $0.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2018 and 2017 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(7)	$(90,117)	$(90,124)
Change in OCI before reclassifications	(1,192)	(438,304)	(439,496)
Amounts reclassified from AOCI	0	54,870	54,870
Income tax benefit (expense)	251	80,522	80,773
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, September 30, 2018	$(950)	$(429,744)	$(430,694)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	95	222,991	223,086
Amounts reclassified from AOCI	0	4,407	4,407
Income tax benefit (expense)	(33)	(79,589)	(79,622)
Balance, September 30, 2017	$(16)	$(167,061)	$(167,077)

(1)
Includes cash flow hedges of $(24) million and $(26) million as of September 30, 2018 and December 31, 2017, respectively, and $(15) million and $12 million as of September 30, 2017 and December 31, 2016, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$4,339	$(1,484)	$13,850	$(1,861)
Net unrealized investment gains (losses) on available-for-sale securities	(10,755)	(1,180)	(68,720)	(2,546)
Total net unrealized investment gains (losses)(4)	(6,416)	(2,664)	(54,870)	(4,407)
Total reclassifications for the period	$(6,416)	$(2,664)	$(54,870)	$(4,407)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs, other costs, future policy benefits and other liabilities.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$12,311	$(1,008)	$(157)	$(3,263)	$7,883
Net investment gains (losses) on investments arising during the period	(12,928)	0	0	2,715	(10,213)
Reclassification adjustment for (gains) losses included in net income	(192)	0	0	40	(152)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(225)	0	0	47	(178)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	2,841	0	(597)	2,244
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	518	(109)	409
Balance, September 30, 2018	$(1,034)	$1,833	$361	$(1,167)	$(7)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Other Liabilities	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$(71,723)	$(82,212)	$(16,997)	$72,932	$(98,000)
Net investment gains (losses) on investments arising during the period	(553,949)	0	0	116,330	(437,619)
Reclassification adjustment for (gains) losses included in net income	55,062	0	0	(11,562)	43,500
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	225	0	0	(47)	178
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	105,676	0	(22,192)	83,484
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	19,538	(4,103)	15,435
Cumulative effect of adoption of ASU 2016-01	(4)	0	0	1	(3)
Cumulative effect of adoption of ASU 2018-02	0	0	0	(36,712)	(36,712)
Balance, September 30, 2018	$(570,389)	$23,464	$2,541	$114,647	$(429,737)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended September 30, 2018 and 2017, and $0.1 million and $0.0 million for the nine months ended September 30, 2018 and 2017, respectively. The expense charged to the Company for the deferred compensation program was $0.2 million for both the three months ended September 30, 2018 and 2017, and $0.5 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.4 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $1 million for both the nine months ended September 30, 2018 and 2017.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $2 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $32 million and $27 million for the three months ended September 30, 2018 and 2017, respectively, and $91 million and $81 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million and $(2) million for the three months ended September 30, 2018 and 2017, respectively, and $12 million and $10 million for the nine months ended September 30, 2018 and 2017, respectively.

Certain operating costs, including rental of office space, furniture, and equipment, have been charged to the Company at cost by Prudential Annuities Information Services and Technology Corporation (“PAIST”), an affiliated company. The Company signed a written service agreement with PAIST for these services executed and approved by the Connecticut Insurance Department in 1995. This agreement automatically continues in effect from year to year and may be terminated by either party upon 30 days written notice. There was no allocated lease expense for both the three and nine months ended September 30, 2018 and 2017. There was no sub-lease rental income, recorded as a reduction to lease expense, for both the three and nine months ended September 30, 2018 and 2017.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended September 30, 2018 and 2017, respectively, and $9 million for both the nine months ended September 30, 2018 and 2017, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $160 million and $111 million as of September 30, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $2 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $4 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $26 million and $28 million for the three months ended September 30, 2018 and 2017, respectively, and $80 million and $83 million for the nine months ended September 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at September 30, 2018 and December 31, 2017 were as follows:

	Maturity Dates	Interest Rates			September 30, 2018	December 31, 2017
					(in thousands)
U.S. dollar floating rate notes	2028	3.74%	-	3.83%	$34,037	$34,268
U.S. dollar fixed rate notes	2027	8.15%	-	14.85%	3,682	3,877
Total long-term notes receivable - affiliated(1)					$37,719	$38,145

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.5 million and $0.2 million at September 30, 2018 and December 31, 2017, respectively, and is included in “Other assets”. Revenues related to these assets were $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2018 and for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss), Net of Tax
				(in thousands)
Pruco Life	January 2017	Sale	Fixed Maturities	$29	$29	$0	$0
Prudential Insurance	October 2017	Sale	Commercial Mortgages	$131,953	$128,529	$0	$2,226
Gibraltar Universal Life Reinsurance Company	October 2017	Purchase	Fixed Maturities	$113,686	$96,583	$0	$(11,117)
Prudential Insurance	December 2017	Purchase	Other Invested Assets - Derivatives	$171,363	$171,363	$0	$0
Prudential Insurance	December 2017	Sale	Fixed Maturities	$13,793	$7,113	$0	$4,342
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturity	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturity	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0
Prudential Insurance	July 2018	Sale	Fixed Maturity	$11,160	$9,277	$0	$1,488
Prudential Insurance	August 2018	Sale	Commercial Mortgages	$13,414	$13,165	$0	$196

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The debt issued during the second quarter of 2016 in the table below was assigned from affiliates as part of the Variable Annuities Recapture, as described further in Note 1. The following table provides the breakout of the Company's short and long term debt to affiliates as of September 30, 2018 and December 31, 2017.

Affiliate	Date Issued	Amount of Notes - September 30, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$18,734	$18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	25,000	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.87%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity Company	6/28/2016	34,000	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$971,899	$971,899

The total interest expense to the Company related to loans and other payables to affiliates was $14 million and $19 million for the three months ended September 30, 2018 and 2017, respectively, and $44 million and $48 million for the nine months ended September 30, 2018 and 2017, respectively.

Contributed Capital and Dividends

Through September 30, 2018 and December 31, 2017, the Company did not receive any capital contributions.

In March, June and September 2018, there was a $300 million, $250 million and $250 million return of capital, respectively, to PAI. In June, September and December 2017, there was a $100 million, $200 million and $650 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund $2 million and $37 million of commercial loans as of September 30, 2018 and December 31, 2017, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $138 million and $134 million as of September 30, 2018 and December 31, 2017, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigation and regulatory matters, see Note 12 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Securities Lending and Foreign Tax Reclaim Matter

In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor ("DOL"), and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting Prudential Financial that limited the availability of loanable securities. Prudential Financial has removed the restriction and implemented a remediation plan for the benefit of customers. As part of Prudential Financial’s review of this matter, in 2018 it further self-reported to the SEC, and notified other regulators, that in some cases it failed to timely process foreign tax reclaims for the separate account investments. Prudential Financial has corrected the foreign tax reclaim process and is implementing a remediation plan for the benefit of customers.

The DOL’s review of the securities lending matter is closed. Prudential Financial is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of the securities lending matter that would potentially involve charges under the Investment Advisers Act and financial remedies. Prudential Financial cannot predict the outcome of the discussions with the SEC regarding the foreign tax reclaim matter or the possible settlement of the securities lending matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2018, compared with December 31, 2017, and its results of operations for the three and nine months ended September 30, 2018 and 2017. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

Regulation as a Designated Financial Company

In October 2018, the Financial Stability Oversight Council rescinded the designation of Prudential Financial as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Prudential Financial remains subject to comprehensive regulation and supervision as described under “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2017, and the New Jersey Department of Banking and Insurance will continue to act as its group-wide supervisor.

Fiduciary Rules and other Standards of Care

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

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. In addition, in October 2018 the New Jersey Bureau of Securities issued proposed regulations that would impose a fiduciary standard on all New Jersey investment professionals, and other state regulators and legislatures have adopted or are considering adopting best interest standards.

Given the uncertainty as to the standards that will ultimately apply to our businesses, we cannot predict the impact of these new laws and proposals.

State Insurance Exam

In June 2018, the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (“NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”). The revisions will apply to our RBC ratio as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratio, see "Liquidity and Capital Resources—Capital".

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. However, more recently market interest rates have begun to climb in conjunction with a series of Federal Reserve decisions to raise interest rates in response to a strengthening economy. While market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield.

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

In January 2018, the Company launched PruSecureSM, a single premium fixed index annuity, which allows the contractholder to allocate all or a portion of their account balance into an index-based strategy, such as the S&P® 500. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years), subject to certain contractual minimums and maximums. In March 2018, the Company also launched Guaranteed Income For Tomorrow ("GIFT")®, a deferred income annuity, which is distributed through direct response solicitation through Prudential Insurance's Group Insurance business and online.

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

Market Performance - Equity and Interest Assumptions

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

Furthermore, the calculation of the estimated liability for future policy benefits related to certain insurance products includes an estimate of associated revenues and expenses that are dependent on both historical market performance as well as estimates of market performance in the future. Similar to DAC, DSI and VOBA described above, these liabilities are subject to quarterly adjustments for experience including market performance, in addition to annual adjustments resulting from our annual reviews of assumptions.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2018, we assume an 8.0% long-term equity expected rate of return and a 2.9% near-term mean reversion equity expected rate of return.

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

Adoption of New Accounting Pronouncements

On August 15, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. See Note 2 to our Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

September 30, 2018 versus December 31, 2017

Total assets decreased $5.4 billion from $60.0 billion at December 31, 2017 to $54.6 billion at September 30, 2018. Significant components were:

•
Total investments and cash and cash equivalents decreased $2.7 billion primarily driven by liquidity needs to meet collateral requirements, unrealized losses on investments due to an increase in rates and a return of capital to PAI partially offset by an increase in cash flows from insurance operations;

•	Separate account assets decreased $2.5 billion primarily driven by net outflows and policy charges partially offset by favorable market performance; and

•
DAC and DSI decreased $0.3 billion primarily driven by base amortization and impacts from gains in our living benefit results partially offset by capitalization of new business and unrealized gains as a result of rising interest rates.

Total liabilities decreased $5.5 billion, from $53.7 billion at December 31, 2017 to $48.2 billion at September 30, 2018. Significant components were:

•	Separate account liabilities decreased $2.5 billion, corresponding to the decrease in separate account assets described above; and

•	Future policy benefits decreased $3.1 billion primarily driven by rising interest rates, favorable equity markets and credit spread widening.

Total equity increased $0.1 billion from $6.3 billion at December 31, 2017 to $6.4 billion at September 30, 2018, primarily driven by after-tax net income of $1.3 billion for the nine months ended September 30, 2018 partially offset by a return of capital of $0.8 billion and unrealized losses on investments of $0.4 billion, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison

Income (loss) from operations before income taxes decreased $1.1 billion from income of $1.4 billion in the third quarter of 2017 to income of $0.3 billion in the third quarter of 2018, primarily driven by less favorable impact from living benefit results in the current year quarter as a result of widening credit spreads in the third quarter of 2017 and higher realized losses in the current quarter driven by $245 million in capital hedge losses.

2018 to 2017 Nine Months Comparison

Income (loss) from operations before income taxes increased $0.1 billion from income of $1.2 billion for the first nine months of 2017 to income of $1.3 billion for the first nine months of 2018, primarily driven by an unfavorable impact from living benefit results in the prior year as a result of significant NPR losses due to spread tightening and a favorable impact from rising rates, favorable equity markets and spread widening in the current year.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in millions)(1)		(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(42)	$79	$(154)	$433
Change in portions of U.S. GAAP liability, before NPR(3)	562	1,832	1,011	2,109
Change in the NPR adjustment	(258)	(814)	(144)	(2,872)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	262	1,097	713	(330)
Related benefit (charge) to amortization of DAC and other costs	(60)	(251)	(215)	64
Net impact of assumption updates and other refinements	0	0	(159)	(75)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$202	$846	$339	$(341)

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of non-performance risk ("NPR"), DAC and other costs, was a benefit of $202 million, which primarily reflects the impact of a net benefit of $262 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of rising interest rates used in measuring our living benefit contracts partially offset by $60 million of related charges to amortization of DAC and other costs.

For the nine months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $339 million which primarily reflected a $713 million net impact from changes in the U.S. GAAP embedded derivative and hedge positions as a result of rising interest rates, favorable equity markets and widening credit spreads used in measuring our living benefit contracts. Partial offsets include $215 million of related charges to amortization of DAC and other costs and a $159 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions.

For the three months ended September 30, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $846 million which primarily reflected the impact of a net benefit of $1,097 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of spread widening used in measuring our living benefit contracts partially offset by $251 million of related charges to amortization of DAC and other costs.

For the nine months ended September 30, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $341 million which primarily reflected the impact from changes in the NPR adjustment as a result of tightening credit spreads and a $75 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions. Partial offsets are included in the $64 million related benefits to amortization of DAC and other costs.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues decreased $1.1 billion, from $1.9 billion for the three months ended September 30, 2017 to $0.8 billion for the three months ended September 30, 2018, primarily driven by a decrease of $1.1 billion in realized investment gains (losses), as discussed above.

Benefits and expenses remained flat from prior year quarter, from $0.6 billion for the three months ended September 30, 2017 to $0.6 billion for the three months ended September 30, 2018.

2018 to 2017 Nine Months Comparison

Revenues increased $0.9 billion, from $2.0 billion for the nine months ended September 30, 2017 to $2.9 billion for the nine months ended September 30, 2018, primarily driven by an increase of $1.0 billion in realized investment gains (losses), as discussed above.

Benefits and expenses increased $0.8 billion, from $0.8 billion for the nine months ended September 30, 2017 to $1.6 billion for the nine months ended September 30, 2018, primarily driven by an increase of $0.6 billion primarily related to the amortization of DAC and other costs due to changes in the living benefit reserves as a result of credit spread tightening in the prior year and a favorable impact from rising rates, favorable equity markets and spread widening in the current year, as discussed above.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with individual annuity products; (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

	As of September 30, 2018	As of December 31, 2017
	(in millions)	(in millions)
U.S. GAAP liability (including non-performance risk)	$4,995	$8,152
Non-performance risk adjustment	2,777	2,998
Subtotal	7,772	11,150
Adjustments including risk margins and valuation methodology differences	(1,860)	(2,603)
Economic liability managed by ALM strategy	$5,912	$8,546

As of September 30, 2018, our fixed income instruments and derivative assets exceed the economic liability in which the risks reside.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Regulatory Developments” above and “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Developments" within this Form 10-Q.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our RBC ratios as of December 31, 2018. The reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. The Company expects to have the necessary resources to maintain its “AA” ratings targets under this proposed RBC framework.

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

In September 2018, the Company returned capital of $250 million to its parent, Prudential Annuities Inc. ("PAI"). In June 2018, the Company returned capital of $250 million to PAI. In March 2018, the Company returned capital of $300 million to PAI. On June 7, 2017, September 6, 2017 and December 21, 2017, the Company returned capital of $100 million, $200 million and $650 million, respectively, to PAI. On December 21, 2016, the Company returned capital of $1,140 million to PAI.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2018 and December 31, 2017, the Company had liquid assets of $10.0 billion and $12.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.4 billion and $2.4 billion as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, $8.9 billion, or 95%, of the fixed maturity investments in Company general account portfolios, were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating.

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

The hedging portion of our ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of September 30, 2018, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $0.4 billion compared to a net receive position of $3.0 billion as of December 31, 2017. The change in collateral position was primarily driven by an increase in interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2018