Form 10-K
period 2018-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2019-03-07
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
As of March 7, 2019, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2019, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2018.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and
is therefore filing this Form 10-K with the reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

PART 1
Item 1.  Business
Overview
Prudential Annuities Life Assurance Corporation (the “Company”, “PALAC”, “we”, or “our”), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation.
The Company has developed long-term savings and retirement products, which are distributed through its affiliated broker-dealer company, Prudential Annuities Distributors, Inc. (“PAD”). The Company issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped actively selling annuity products between March 2010 and December 2017. The Company resumed offering annuity products to new investors (except in New York) when it launched a new fixed index annuity and a new deferred income annuity in 2018.
PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. The Company received no capital contributions during 2018 and 2017, and $8.4 billion in capital contributions in 2016.
On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona-based insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance ("AZDOI"). The redomestication also resulted in the Company being domiciled in the same jurisdiction as the then-primary reinsurer of the Company's living benefit guarantees, Pruco Reinsurance, Ltd. ("Pruco Re") which enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement. As of April 1, 2016, the Company no longer reinsures its living benefit guarantees to Pruco Re.
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
                                                                                                                                The Company has resumed offering annuity products to new investors (except in New York). It launched a new fixed indexed annuity in January 2018 and a new deferred income annuity in March 2018.
Fixed Annuities:
•
In January 2018, the Company launched PruSecureSM, a single premium fixed indexed annuity, which allows the contractholder to allocate all or a portion of their account balance into an index-based strategy, such as the S&P 500. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years), subject to certain contractual minimums and maximums.
•
In March 2018, the Company also launched Guaranteed Income For Tomorrow (GIFT)R, a deferred income annuity. Each contribution purchases increments of guaranteed lifetime income that starts on a future date chosen at issue by the owner and continues for life.

Marketing and Distribution
Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•
Third-party broker-dealers
•
Banks and wirehouses
•
Independent financial planners
•
Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization
•
Direct response solicitation through Prudential Insurance's Group Insurance business and online (specifically for our GIFT product)

Underwriting and Pricing
Our revenues primarily come in the form of:
•
Fee income from asset management fees, as well as service fees, representing administrative service and distribution fees from many of our proprietary and non-proprietary mutual funds. The asset management fees are determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products (net of sub-advisory expenses related to non-proprietary sub-advisors).
•
Policy charges and fee income representing mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable.
•
Investment income (which contributes to the net spread over interest credited on certain of our products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on:
•
An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•
Assumptions regarding investment returns and contractholder behavior, including persistency (the probability that a contract will remain in force), benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.

Competition
We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities.

Seasonality of Key Financial Items

Our business experiences seasonality with respect to its ongoing operations. The following chart summarizes the key areas of seasonality.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
All Ongoing Operations		Impact of annual assumption update (1)		Expenses tend to be highest
(1) Impact of annual reviews and update of actuarial assumptions and other refinements.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. As an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk to mitigate this exposure. We enter into reinsurance agreements as the assuming entity as part of our normal product offerings. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Prudential Insurance, see Note 10 to the Financial Statements.
Regulation
Overview
Our business is subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks, applicable to our businesses. In particular, in October 2018 the Financial Stability Oversight Council (the “Council”) rescinded Prudential Financial’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) as discussed below. We cannot predict how current or future initiatives will further impact existing laws, regulations, and regulatory frameworks.
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
The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

◦	Rescission of Designation

◦	Initiatives Regarding Dodd-Frank and Financial Regulation

•	ERISA

•	Fiduciary Rules and other Standards of Care

•	State Insurance Holding Company Regulation

•	Insurance Operations

◦	State Insurance Regulation

◦	Federal and State Securities Regulation Affecting Insurance Operations

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Unclaimed Property Laws

•	Taxation

•	International and Global Regulatory Initiatives

Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance ("NJDOBI"). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2018.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Rescission of Designation
As a result of the Council’s rescission of Prudential Financial’s Designated Financial Company status, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Accordingly, Prudential Financial will no longer incur FRB supervisory fees or certain consulting and other costs associated with FRB supervision.
The Council maintains the authority to designate entities, including Prudential Financial, for FRB supervision if it determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. Prudential Financial continues to believe it does not meet the standards for designation.
Initiatives Regarding Dodd-Frank and Financial Regulation
In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Council's standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.
We cannot predict whether the Treasury reports, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.
ERISA
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
Fiduciary Rules and Other Standards of Care
The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these rules have been revised or reexamined, as described below. We cannot predict whether any proposed or new amendments to the existing regulatory framework will ultimately become applicable to our businesses. Any new standards issued by the U.S. Department of Labor ("DOL"), the Securities and Exchange Commission (“SEC”), the National Association of Insurance Commissioners (“NAIC”) or state regulators may affect our businesses, results of operations, cash flows and financial condition.
DOL Fiduciary Rules
In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts ("IRAs"), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. The rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs prior to the rules being vacated. We cannot predict whether the DOL will issue any new fiduciary rules or what impact they would have on the Company.

SEC Best Interest Regulation
In April 2018, the SEC proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to our individual annuities business and our Prudential Advisors distribution system.
State Standard of Care Regulation
The NAIC has formed an Annuity Suitability Working Group, which is developing proposed revisions to the model suitability rule applicable to the sale of annuities. Amendments to the model rule could ultimately form the basis of amendments to state insurance law suitability rules applicable to our business. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the NY DFS issued an amendment to its suitability regulations which, will impose a best-interest standard on the sale of annuity and life insurance products in New York. The amendments are scheduled to become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. In addition, in October 2018 the New Jersey Bureau of Securities issued a proposal that would impose a fiduciary standard on all New Jersey investment professionals.
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
Change of Control
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
Group-Wide Supervision
NJDOBI acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of Internationally Active Insurance Groups ("IAIGs"). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.
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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•
Group Capital Calculation. The NAIC has formed a working group to develop a U.S. group capital calculation using a risk-based capital ("RBC") aggregation methodology. In constructing the calculation the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors ("IAIS"). The working group plans to develop a proposed calculation and begin field testing in 2019.

•
Macroprudential Framework. The NAIC has established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration.

•
Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In June 2018, AZDOI and NJDOBI, along with the insurance regulators of Connecticut, and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on Prudential Financial.
Insurance Operations
State Insurance Regulation
State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: (1) licensing to transact business; (2) licensing agents; (3) admittance of assets to statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms; (6) regulating unfair trade and claims practices; (7) establishing reserve requirements and solvency standards; (8) fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulating the type, amounts and valuations of investments permitted; (10) regulating reinsurance transactions, including the role of captive reinsurers; and (11) other matters.
State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.
Financial Regulation
Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 13 to the Financial Statements for a discussion of dividend restrictions.
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
Areas of the RBC framework that have been subject to reexamination or revision include the following:

•
Tax Act Changes. In June 2018, the NAIC’s Capital Adequacy Task Force approved revisions to the RBC framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions apply to our RBC ratio as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Insurance Regulatory Capital.”

•
Bond Factors. The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding, for RBC purposes, the current NAIC designations from six to twenty.

•
Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in statutory reserves and/or risk-based capital related to annuities. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•
Operational Risk. In 2018 the NAIC adopted operational risk charges that will be effective for year-end 2018 RBC formulas and is continuing to consider whether to add an explicit growth risk charge to the RBC formula. The operational risk charges are not expected to materially impact our 2018 RBC ratio given that we expect to hold statutory capital consistent with or in excess of the thresholds established through these new charges.

Due to the ongoing nature of the NAIC’s activities regarding RBC, we cannot determine the ultimate timing of the proposed changes or their impact on RBC or on our financial position.
Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.
The reserving framework for certain of our products has undergone reexamination and revision in recent years, including in the following areas:

•
Variable Annuities Framework for Change. In 2018, the NAIC adopted a framework for proposed revisions to the current Actuarial Guideline No. 43 (“AG 43”) and RBC “C-3 Phase II” system applicable to variable annuities reserve and capital requirements. Proposed changes include: (i) aligning economically-focused hedge assets with liability valuations, (ii) reforming standard scenarios for AG 43 and C3 Phase II; (iii) revising asset admissibility for derivatives and deferred tax assets, and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves. The NAIC will seek to implement the revised framework in 2019 with a January 1, 2020 targeted effective date and an optional three-year phase-in. The Company does not expect material impacts to target capital levels from the revised framework.

During 2016, we recaptured the risks related to our variable annuities living benefit riders and certain retirement products that were previously reinsured to our captive reinsurance company in a series of transactions we collectively refer to as the “Variable Annuities Recapture”. While we completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuity Issues Working Group, we believe the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework. For additional information on the Variable Annuities Recapture, see Item 1. “Business" above.
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
Federal and State Securities Regulation Affecting Insurance Operations
Our variable annuity products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Federal securities regulation affects investment advice, sales and related activities with respect to these products.
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
Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union’s General Data Protection Regulation ("GDPR"), which became effective in May 2018, confers additional privacy rights on individuals in the European Union and establishes penalties for violations. In addition, in the United States the Federal government has proposed a number of laws similar to the GDPR and California has enacted broad legislation effective in 2020 which is similar in many ways to the GDPR.
In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. New York implemented a similar law in March 2017 and other states have either implemented the model law or are anticipated to implement it in the near future.
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
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 15 to the Financial Statements.
Taxation
U.S. Taxation
Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction ("DRD"), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 11 to the Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.
The Tax Act of 2017, was enacted into law on December 22, 2017 and was generally effective starting in 2018. The Tax Act of 2017 changes the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company are: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; and (3) an increased capitalization and amortization period for acquisition costs related to certain products.
During 2018 the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed Regulations on a number of provisions within or impacted by the Tax Act of 2017. The Treasury and IRS have requested comments on the Proposed Regulations. Our analysis of these Proposed Regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.
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
The products we sell have different tax characteristics and in some cases generate tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on our investments supporting separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.

The profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.
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
In July 2013, Prudential Financial along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Similar assessments were performed and subsequent G-SII designation lists were issued annually through November 2016. Prudential Financial remained designated as a G-SII throughout this period. In November 2017, the FSB announced that the list of G-SIIs identified in 2016 would stand until November 2018, at which point it would assess the progress made by the IAIS’ on the development of an Activities-Based Approach (“ABA”) to assessing and managing potential systemic risk in the insurance sector. Over the course of 2018, the IAIS’ work to develop an ABA evolved into the development of a Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). Key elements of the Holistic Framework include enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning as well as the continuation of annual data collection and monitoring by the IAIS. The IAIS will finalize the Holistic Framework in 2019 for implementation in 2020. In November 2018, the FSB announced that it would not engage in an identification of G-SIIs based on progress made on the development of the Holistic Framework and that it will assess an IAIS recommendation to suspend G-SII identification from 2020 in November 2019. The FSB further announced that it will review the need to either discontinue or re-establish the annual identification of G-SIIs in November 2022.
In addition to its work on assessing and managing potential systemic risk, the IAIS is developing the Common Framework for the Supervision of Internationally Active Insurance Groups ("ComFrame"). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame are being developed iteratively through a series of public consultations and are scheduled to be adopted by the IAIS in November 2019. The ICS, which is the capital adequacy component of ComFrame, is also being developed iteratively through both a series of public consultations and voluntary field tests. In November 2017, the IAIS announced an agreement among its members on the development and implementation of the ICS. Terms of the agreement include: adoption of the ICS by the IAIS in November 2019; a five-year monitoring phase beginning in 2020 during which IAIGs are to report ICS results to their group supervisory authorities; and implementation of the ICS at the jurisdictional level in 2025.
As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the ICS and proposed policy measures within the Holistic Framework. However, if the policy measures were adopted by either Prudential Financial's group supervisor or supervisors of Prudential Financial's international operations or companies, Prudential Financial could become subject to these standards. Adoption of IAIS policy measures could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial at the group level and the subsidiary level also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
Employees
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 14 to the Financial Statements.

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

Overview
The Company's risk management framework documents the definition, potential manifestation, and management of its risks. The Company has categorized its risks into tactical and strategic risks. Tactical risks may cause damage to the Company, and the Company seeks to manage and mitigate them through models, metrics and the overall risk framework. The Company’s tactical risks include investment, insurance, market, liquidity, and operational risk. Strategic risks can cause the Company’s fundamental business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory, technological changes and other external factors. These risks, as well as the sub-risks that may impact the Company, are discussed below.
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
Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets for which price transparency is more opaque include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower than expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.

Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our best estimate insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies and Pronouncements-Application of Critical Accounting Estimates-Insurance Liabilities.”
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•
Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers), concentrations of employees or significant operations, and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•
Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that can emerge gradually over time. Longevity products, such as annuities , experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

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

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:

•
Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

•
Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, third-party investor strategies in our annuities business could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long-term as the excess outflow is paid over time.

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
The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on market conditions.
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
Our exposure to interest rates can manifest over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under contracts and the rate of return we are able to earn on our general account investments supporting these contracts. When interest rates decline or remain low, as they have in recent years, we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.
Alternatively, when interest rates rise, we may not be able to replace the assets in our general account with the higher-yielding assets as quickly as needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress.
Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our liability and surplus benchmarks; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could turn out to be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.
Guarantees within certain of our products, in particular our variable annuities, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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

Liquidity Risk
As a financial services company, we are exposed to liquidity risk, which is the risk that the Company is unable to meet near-term obligations as they come due.
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

•
Insurance cash flows: We face potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of the Company's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity".
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

Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 15 to the Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 15 to the Financial Statements. We may become subject to additional regulatory and legal actions in the future.
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
We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•
Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks associated with trusted insiders (i.e., employees, consultants, or vendors who are authorized to access the Company’s systems) cannot be fully mitigated using technology or otherwise.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•
In the past, hackers went after credit and debit card data, which is easy to monetize. As credit card security improves, the hackers will look to other sources of monetization, specifically personally identifiable information or using cyber-attacks or the threat of cyber-attacks to extort money from companies. Insurance and retirement services companies are increasingly being targeted by hackers.

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

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distribution system and third-party distributing firms. Our captive/affiliated distribution system is made up of large numbers of decentralized sales personnel who are compensated based on commissions.  The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors.  Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs.  While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales risk accountability.
In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. These investigations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. Furthermore, if our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action.
Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
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
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business-Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Financial sector regulatory reform.

•	Tax laws (including U.S. federal, state, and non-U.S.).

•	Fiduciary rules and other standards of care.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, RBC factors for invested assets and reserves for variable annuities and other products.

•	Privacy and cybersecurity regulation.

Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Financial Statements.
Technological changes may be unsettling to our business model. We believe the following aspects of technological change would significantly impact our business model. There may be other unforeseen changes in technology which may have a significant impact on our business model.

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

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.

•
The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate ("SOFR") which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

•
The changing competitive landscape may adversely affect the Company. In our business we face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies have the potential to disrupt industries globally, and many participants have been partially funded by industry players.

•
Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments. We cannot predict the long-term impacts on us from climate change or related regulation.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company occupies office space in Shelton, Connecticut, which is leased from an affiliate, Prudential Annuities Information Services and Technology Corporation, as described under “Expense Charges and Allocations” in Note 14 to the Financial Statements.
Item 3. Legal Proceedings
See Note 15 to the Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”). There is no public market for the Company’s common stock.
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
Overview
The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped actively selling annuity products between March 2010 and December 2017.
In March 2010, the Company ceased offering its variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by each of Pruco Life Insurance Company ("Pruco Life") and Pruco Life Insurance Company of New Jersey ("PLNJ") (which are affiliates of the Company). These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. During 2012, the Company suspended additional customer deposits for variable annuities with certain living benefit guarantees. However, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules. The Company launched a new fixed indexed annuity and a new deferred income annuity during 2018.
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
Variable Annuities Recapture
Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Re and Prudential Insurance, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. The reinsurance agreement covers new and in force business and excludes business reinsured externally by Pruco Life. The product risks related to the reinsured business are being managed in the Company. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within the Company. These series of transactions are collectively referred to as the "Variable Annuities Recapture". As a result of the Variable Annuities Recapture, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into the Company.

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
Revenues and Expenses
The Company earns revenues principally from contract charges, mortality and expense fees, asset administration fees from annuity and investment products and from net investment income on the investment of general account and other funds. The Company earns contract fees, mortality and expense fees and asset administration fees primarily from the sale and servicing of annuity products. The Company’s operating expenses principally consist of annuity benefit guarantees provided and reserves established for anticipated future annuity benefit guarantees and costs of managing risk related to these products, interest credited to contractholders' account balances, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products it sold.
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
Industry Trends
Our business is impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.
Financial and Economic Environment. Interest rates in the U.S. remain lower than historical levels, which may continue to negatively impact our portfolio income yields and our net investment spread results. See “Impact of a Low Interest Rate Environment” below. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Risk Factors”.
Demographics. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing customers and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing phenomenon of the risk and responsibility of retirement savings shifting from employers to employees, employers are becoming increasingly focused on the financial wellness of the individuals they employ.
Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company and the associated risks.
Competitive Environment. See “Business” for a discussion of the competitive environment and the basis on which we compete.
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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 9 to the Financial Statements. We generally amortize DAC and DSI over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits". As of December 31, 2018, DAC and DSI were $4,448 million and $890 million, respectively.
Amortization methodologies
We generally amortize DAC and other costs over the expected life of the contracts in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less ii) benefit claims in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. For variable annuities, U.S. GAAP, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 10 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations”.
We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments”.
Annual assumptions review and quarterly adjustments
Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts is dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity policies, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity policies and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.
The near-term future equity rate of return assumption used in evaluating DAC and other costs is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2018, we assume an 8.0% long-term equity expected rate of return and a 7.6% near-term mean reversion equity expected rate of return.
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

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI (see “—Deferred Policy Acquisition Costs and Deferred Sales Inducements” above for additional information). VOBA is also subject to recoverability testing. As of December 31, 2018, VOBA was $33 million.

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves
We establish reserves for future policy benefits to, or on behalf of, policyholders, using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For life contingent payout annuities, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

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
The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 5 to the Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain assumptions that may be considered reasonably likely to occur. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2018 balances of changes in a single assumption and not changes in any combination of assumptions. Changes in excess of the amounts illustrated may occur in future periods. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long-duration and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long duration and limited payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.

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

	December 31, 2018
	Increase (Decrease) in
	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances(1)(6)	Net Impact
			(in millions)
Hypothetical change in current
Long-Term Equity Expected Rate of Return(2)
Increase by 50 basis points	$165	$0	$(50)	$215
Decrease by 50 basis points	$(170)	$0	$50	$(220)
NPR Credit Spread(3)
Increase by 50 basis points	$(285)	$(30)	$(1,405)	$1,090
Decrease by 50 basis points	$315	$30	$1,530	$(1,185)
Mortality(4)
Increase by 1%	$(10)	$0	$(100)	$90
Decrease by 1%	$10	$0	$100	$(90)
Lapse(5)
Increase by 10%	$(90)	$(10)	$(475)	$375
Decrease by 10%	$95	$10	$500	$(395)

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guaranteed features.

(2)	Represents the impact of an increase or decrease in the long-term equity expected rate of return.

(3)	Represents the impact of an increase or decrease in the NPR credit spread.

(4)	Represents the impact of an increase or decrease in mortality rates.

(5)	Represents the impact of an increase or decrease in lapse rates.

(6)	Balances are gross of reinsurance.

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
We present at fair value in the statements of financial position our debt security investments classified as available-for-sale, investments classified as trading, and certain fixed maturities, equity securities, and certain investments within “Other invested assets,” such as derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 5 to the Financial Statements.

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading, equity securities, and derivatives, the impact of changes in fair value is recorded within “Asset administration fees and other income”. In addition, investments classified as available-for-sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording OTTI of fixed maturity securities, see Note 2 to the Financial Statements.
Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans, see Note 2 to the Financial Statements.
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD. In addition, the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017") modified the methodology for determining the DRD that will likely reduce this tax benefit in future periods.
In December 2017, SEC staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allows the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company can recognize provisional amounts when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 11 to the Financial Statements for a discussion of provisional amounts related to the Tax Act of 2017 included in “Total income tax expense (benefit)” in 2017 and adjustments to provisional amounts recorded in 2018.
An increase or decrease in our effective tax rate by one percentage point would have resulted in an increase or decrease in our 2018 "Total income tax expense (benefit)" of $18 million.
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
Adoption of New Accounting Pronouncements
On August 15, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. See Note 2 to the Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
2018 to 2017 Annual Comparison

Total assets decreased by $5.3 billion from $60.0 billion at December 31, 2017 to $54.7 billion at December 31, 2018. Significant components were:

•	Separate account assets decreased $6.8 billion primarily driven by net outflows, unfavorable market performance and policy charges.

•	DAC and DSI decreased $0.3 billion primarily driven by base amortization and impacts from gains in our living benefit results partially offset by capitalization of new business.

•	Income tax receivable decreased $0.2 billion consistent with the increase in net income.

Partially offsetting these decreases to total assets was the following:

•
Total investments and cash and cash equivalents increased $2.0 billion primarily driven by cash from insurance operations partially offset by a return of capital to Prudential Annuities Inc. ("PAI") and unrealized losses on investments due to an increase in rates.

Total liabilities decreased by $5.8 billion, from $53.7 billion at December 31, 2017 to $47.9 billion at December 31, 2018. Significant components were:

•	Separate account liabilities decreased $6.8 billion, corresponding with the decrease in separate account assets discussed above.

Partially offsetting the decrease to total liabilities were the following:

•	Policyholders' account balances increased $0.5 billion primarily driven by sales of PruSecureSM and HDI 3.0.

•	Other liabilities increased $0.4 billion primarily driven by investment payable on open trades as a result of settlement timing.

•	Future policy benefits increased $0.2 billion primarily driven by unfavorable equity markets and living benefit reserve growth, partially offset by credit spread widening and rising rates.

Total equity increased by $0.4 billion from $6.3 billion at December 31, 2017 to $6.7 billion at December 31, 2018, primarily reflecting after-tax gain of $1.7 billion for the twelve months ended December 31, 2018, partially offset by a $1.0 billion return of capital to PAI and $0.2 billion of accumulated other comprehensive income/(loss) primarily driven by unrealized losses in the current year, as discussed above.

Results of Operations

Income (Loss) from Operations before Income Taxes

2018 to 2017 Annual Comparison.

Income from operations before income taxes increased $0.7 billion from $1.1 billion for the year ended 2017, to $1.8 billion for the year ended 2018.

The increase in income from operations before income taxes was primarily driven by favorable realized investment gains in the current year due to an unfavorable impact from living benefit results in the prior year as a result of significant NPR losses due to spread tightening in comparison to a favorable impact from spread widening in the current year, partially offset by a less favorable year over year impact from rates and equity markets. Also contributing to the increase was the favorable impact of realized gains related to our capital hedge program in 2018, primarily driven by equity market declines in the fourth quarter of 2018. Capital hedge impacts are excluded from the table below. Partially offsetting these increases is a less favorable market unlocking impact in 2Q18 compared to 2Q17.

The following table illustrates the net impact of changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the year ended December 31, 2018 and 2017:

	2018	2017
	in millions (1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(208)	$547
Change in portions of U.S. GAAP liability, before NPR(3)	(865)	2,259
Change in the NPR adjustment	1,325	(3,551)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	252	(745)
Related benefit (charge) to amortization of DAC and other costs	(173)	148
Net impact of assumption updates and other refinements	(159)	(75)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities	$(80)	$(671)

(1)	Positive amount represents income; negative amount represents a loss.

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

For the twelve months ended December 31, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $80 million which includes a $159 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions. These charges were largely offset by changes in the U.S. GAAP embedded derivative and hedge positions as a result of credit spreads widening, partially offset by less favorable impacts from rates and equity markets.

For the twelve months ended December 31, 2017, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impacts of NPR, DAC and other costs, was a charge of $671 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net charge of $745 million, predominantly as a result of tightening credit spreads used in measuring our living benefit contracts. Partially offsetting this is a $148 million net benefit to amortization of DAC and other costs.
Revenues, Benefits and Expenses
2018 to 2017 Annual Comparison.
Revenues increased $1.6 billion from $2.3 billion for the twelve months ended December 31, 2017 to $3.9 billion for the twelve months ended December 31, 2018, primarily driven by an increase of $1.7 billion in realized investment gains (losses), as discussed above.
Benefits and expenses increased $0.9 billion from $1.2 billion for the twelve months ended December 31, 2017 to $2.1 billion for the twelve months ended December 31, 2018, primarily driven by an increase of $0.8 billion primarily related to the amortization of DAC and other costs due to changes in the living benefit reserves as a result of credit spread tightening in the prior year and a favorable impact from spread widening in the current year, as discussed above.

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

Product Design Features
A portion of the variable annuity contracts that we have offered include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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
During the third quarter of 2016, the Company implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with the variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and OTC equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.
The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.
The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intends to manage through the ALM strategy.

	As of December 31, 2018	As of December 31, 2017
	(in millions)
U.S. GAAP liability (including non-performance risk)	$8,332	$8,152
Non-performance risk adjustment	4,275	2,998
Subtotal	12,608	11,150
Adjustments including risk margins and valuation methodology differences	(3,831)	(2,603)
Economic liability managed through the ALM strategy	$8,777	$8,546
As of December 31, 2018, our fixed income instruments and derivative assets exceed the economic liability.
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
For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital”.
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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2018 and 35% applicable for the periods prior to 2018, and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$387	$391	$(620)
Non-taxable investment income	(19)	(47)	(50)
Tax credits	(14)	(10)	(10)
Changes in tax law	(193)	882	0
Other	0	(15)	0
Reported income tax expense (benefit)	$161	$1,201	$(680)
Effective tax rate	8.8%	107.5%	38.4%

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income (loss) from operations before income taxes”. Our effective tax rate for fiscal years 2018, 2017 and 2016 was 8.8%, 107.5% and 38.4%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 11 to the Financial Statements. The increase in the effective tax rate from 38.4% in 2016 to 107.5% in 2017 was primarily driven by an increase in pre-tax net income and the impact of deferred tax revaluation from tax law change under the Tax Act of 2017. The decrease in the effective tax rate from 107.5% in 2017 to 8.8% in 2018 was primarily driven by the impact of deferred tax revaluation from tax law change under the Tax Act of 2017.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2018, 2017 and 2016. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
For additional information on income tax related items, see “Business—Regulation” and Note 11 to the Financial Statements.

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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future, requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see "Business—Regulation”

Capital
Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our RBC ratio as of December 31, 2018. The reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratio. The Company expects to have the necessary resources to maintain its “AA” ratings targets under this proposed RBC framework.

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

In December 2018, the Company returned capital of $225 million to its parent, PAI. In June 2018 and September 2018, the Company returned capital of $250 million to PAI. In March 2018, the Company returned capital of $300 million to PAI. On June 7, 2017, September 6, 2017 and December 21, 2017, the Company returned capital of $100 million, $200 million and $650 million, respectively, to PAI. On December 21, 2016, the Company returned capital of $1,140 million to PAI.
Capital Protection Framework
Prudential Financial employs a Capital Protection Framework (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratio and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses and foreign currency exchange rates.

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital capacity and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.
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
In managing the liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers.
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2018 and 2017, the Company had liquid assets of $14.6 billion and $12.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $4.5 billion and $2.4 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018, $9.3 billion, or 95%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

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

•
Management of portfolio concentration risk: For example, ongoing monitoring and management of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

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
In order to mitigate the impact that an unfavorable interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our ALM program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage interest rate risk successfully through several market cycles.
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
The Company also mitigates interest rate risk through a market value adjusted (“MVA”) provision on certain of the Company’s annuity products' fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to an MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2018 and 2017. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2018			December 31, 2017
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$10,062	$(1,238)		$10,277	$(1,265)
Policy loans		13	0		13	0
Commercial mortgage and other loans		1,340	(67)		1,396	(75)
Derivatives:
Swaps	$97,629	2,902	(3,415)	$102,609	2,942	(2,916)
Futures	1,769	(3)	(173)	2,636	11	(479)
Options	46,117	(247)	300	47,477	157	146
Forwards	1,733	55	(204)	988	20	1
Variable annuity and other living benefit feature embedded derivatives(2)		(8,321)	4,684		(8,147)	5,318
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		(561)	3		(282)	3
Net estimated potential gain (loss)			$(110)			$733

(1)	Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Excludes $14.2 billion and $13.7 billion as of December 31, 2018 and 2017, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Market Risk Related to Equity Prices
We have exposure to equity risk primarily through asset/liability mismatches, including our equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, as part of our risk management strategy, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured. Our capital hedging program primarily holds equity derivatives. In addition to the impact on our equity derivatives, changes in equity prices may impact other items including, but not limited to, the following:

•	Asset-based fees earned on assets under management or contractholder account value;

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and

•	Net exposure to the guarantees provided under certain products.
We manage equity risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index of European, Australian and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.

We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2018 and 2017. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2018			As of December 31, 2017
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$11	$0		$15	$(2)
Equity-based derivatives(2)	$42,179	785	1,376	$46,216	(189)	1,302
Variable annuity living benefit feature embedded derivatives(3)		(8,321)	(1,396)		(8,147)	(1,332)
Net estimated potential loss			$(20)			$(32)

(1)	Includes equity securities classified as trading securities under U.S. GAAP that are held for "other than trading" activities.

(2)	Both the notional amount and fair value of equity-based derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.

(3)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
Derivatives
We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the OTC market. See Note 4 to the Financial Statements for more information.
Market Risk Related to Certain Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions, such as equity market returns, interest rates, market volatility and actuarial assumptions. For our capital market assumptions, we manage our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an asset transfer feature and inclusion of certain optional living benefits in our living benefits hedging program and affiliated and external reinsurance. Certain variable annuity optional living benefit features are accounted for as embedded derivatives and recorded at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2018, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
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
March 7, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Prudential Annuities Life Assurance Corporation:
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Prudential Annuities Life Assurance Corporation (the "Company") as of December 31, 2018 and 2017, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Changes in Accounting Principles
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for certain financial assets and liabilities and the manner in which it accounts for certain tax effects originally recognized in accumulated other comprehensive income in 2018.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Significant Transactions with Related Parties
As described in Note 14 to the financial statements, the Company has entered into significant transactions with The Prudential Insurance Company of America, and other affiliates.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 7, 2019

We have served as the Company's auditor since 2003.

Prudential Annuities Life Assurance Corporation

Statements of Financial Position
As of December 31, 2018 and 2017 (in thousands, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Fixed Maturities, available-for-sale, at fair value (amortized cost, 2018: $10,186,465; 2017: $10,145,266)(1)	$9,771,673	$10,110,786
Fixed Maturities, trading, at fair value (amortized cost, 2018: $294,549 ; 2017: $161,393)(1)	289,752	166,360
Equity securities, at fair value (cost, 2018: $18,765; 2017: $11,614)(1)	20,613	15,375
Commercial mortgage and other loans	1,353,478	1,387,012
Policy loans	12,805	12,558
Short-term investments	37,568	711,071
Other invested assets (includes $50,945 and $151,481 measured at fair value at December 31, 2018 and December 31, 2017, respectively)(1)	348,541	335,811
Total investments	11,834,430	12,738,973
Cash and cash equivalents	4,503,534	1,639,939
Deferred policy acquisition costs	4,447,505	4,596,565
Accrued investment income	90,895	88,331
Reinsurance recoverables	572,102	563,428
Income taxes	964,521	1,116,735
Value of business acquired	33,222	35,109
Deferred sales inducements	889,598	1,020,786
Receivables from parent and affiliates	46,381	49,351
Other assets	85,310	121,086
Separate account assets	31,210,346	37,990,547
TOTAL ASSETS	$54,677,844	$59,960,850
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$9,368,986	$9,132,569
Policyholders’ account balances	5,353,596	4,846,152
Payables to parent and affiliates	30,846	36,026
Cash collateral for loaned securities	384	17,383
Short-term debt	140,569	43,734
Long-term debt	787,596	928,165
Reinsurance payables	232,937	262,588
Other liabilities	811,016	422,636
Separate account liabilities	31,210,346	37,990,547
Total liabilities	47,936,276	53,679,800
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	6,120,436	7,145,436
Retained earnings/(accumulated deficit)	943,005	(776,762)
Accumulated other comprehensive income (loss)	(324,373)	(90,124)
Total equity	6,741,568	6,281,050
TOTAL LIABILITIES AND EQUITY	$54,677,844	$59,960,850
(1) Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016 (in thousands)

	2018	2017	2016
REVENUES
Premiums	$67,265	$63,573	$896,839
Policy charges and fee income	2,171,278	2,209,579	1,755,224
Net investment income	402,808	422,809	338,370
Asset administration fees and other income	389,156	413,375	299,384
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,813)	(8,576)	(7,853)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	(546)	1,354
Other realized investment gains (losses), net	890,886	(796,278)	(3,436,261)
Total realized investment gains (losses), net	884,073	(805,400)	(3,442,760)
Total revenues	3,914,580	2,303,936	(152,943)
BENEFITS AND EXPENSES
Policyholders’ benefits	187,088	114,068	604,057
Interest credited to policyholders’ account balances	249,175	30,280	68,889
Amortization of deferred policy acquisition costs	589,795	(13,946)	(179,816)
Commission expense(1)	862,338	861,303	653,906
General, administrative and other expenses(1)	181,964	194,636	470,602
Total benefits and expenses	2,070,360	1,186,341	1,617,638
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,844,220	1,117,595	(1,770,581)
Total income tax expense (benefit)	161,504	1,201,099	(680,493)
NET INCOME (LOSS)	$1,682,716	$(83,504)	$(1,090,088)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1,354)	109	(20)
Net unrealized investment gains (losses)	(248,688)	323,359	(555,540)
Total	(250,042)	323,468	(555,560)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(52,510)	98,644	(194,446)
Other comprehensive income (loss), net of taxes	(197,532)	224,824	(361,114)
Comprehensive income (loss)	$1,485,184	$141,320	$(1,451,202)

(1)	Prior period amounts have been reclassified to conform to current period presentation.
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity
Years Ended December 31, 2018, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance, December 31, 2015	$2,500	$901,422	$396,830	$46,166	$1,346,918
Contributed capital		8,421,955			8,421,955
Return of capital		(1,140,000)			(1,140,000)
Assets purchased/transferred from/to affiliates		(72,179)			(72,179)
Impact of Pruco Re and PALAC merger		(15,762)			(15,762)
Comprehensive income:
Net income (loss)			(1,090,088)		(1,090,088)
Other comprehensive income (loss), net of tax				(361,114)	(361,114)
Total comprehensive income (loss)					(1,451,202)
Balance, December 31, 2016	2,500	8,095,436	(693,258)	(314,948)	7,089,730
Contributed capital
Return of capital		(950,000)			(950,000)
Comprehensive income:
Net income (loss)			(83,504)		(83,504)
Other comprehensive income (loss), net of tax				224,824	224,824
Total comprehensive income (loss)					141,320
Balance, December 31, 2017	2,500	7,145,436	(776,762)	(90,124)	6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Contributed capital
Return of capital		(1,025,000)			(1,025,000)
Comprehensive income:
Net income (loss)			1,682,716		1,682,716
Other comprehensive income (loss), net of tax				(197,532)	(197,532)
Total comprehensive income (loss)					1,485,184
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016 (in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,682,716	$(83,504)	$(1,090,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(2,686)	(766)	(245)
Realized investment (gains) losses, net	(884,073)	805,400	3,442,760
Depreciation and amortization	7,905	32,812	10,737
Interest credited to policyholders’ account balances	249,175	30,280	68,889
Change in:
Future policy benefits	1,095,204	982,792	759,604
Accrued investment income	(2,564)	(2,327)	(63,389)
Net receivables from/payables to parent and affiliates	(3,163)	4,165	(55,984)
Deferred sales inducements	(2,885)	(1,551)	(1,805)
Deferred policy acquisition costs	216,799	(291,532)	(449,496)
Income taxes	204,634	763,227	(712,423)
Reinsurance recoverables, net	(33,703)	2,708	199,107
Derivatives, net	131,874	(1,364,754)	2,605,415
Deferred (gain)/loss on reinsurance	(22,723)	4,564	305,464
Other, net	190,662	87,036	(54,819)
Cash flows from (used in) operating activities	2,827,172	968,550	4,963,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	2,534,470	1,145,369	4,072,242
Fixed maturities, trading(1)	99,656	1,739	2,666
Equity securities(1)	7,896	3,306	4,823
Commercial mortgage and other loans	143,331	198,584	122,086
Policy loans	675	1,276	1,833
Other invested assets(1)	29,103	72,667	9,587
Short-term investments	984,409	1,949,758	1,799,219
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(2,230,936)	(1,528,065)	(5,535,732)
Fixed maturities, trading(1)	(231,316)	(15,964)	(3,170)
Equity securities(1)	(14,221)	(3,048)	(4,991)
Commercial mortgage and other loans	(125,007)	(348,520)	(353,692)
Policy loans	(187)	(366)	(442)
Other invested assets(1)	(167,930)	(7,668)	(111,838)
Short-term investments	(311,277)	(1,713,877)	(2,561,044)
Notes receivable from parent and affiliates, net	3,518	2,717	(4,923)
Derivatives, net	1,073	4,948	(6,305)
Other, net	(69)	254	(2,911)
Cash flows from (used in) investing activities	723,188	(236,890)	(2,572,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(16,999)	(5,967)	12,782
Proceeds from the issuance of debt (maturities longer than 90 days)	0	0	125,000
Repayments of debt (maturities longer than 90 days)	(43,734)	0	(268,000)
Net increase/(decrease) in short-term borrowing	0	(28,101)	(1,000)
Drafts outstanding	(7,026)	10,624	5,777

Prudential Annuities Life Assurance Corporation

Distribution to parent	(1,025,000)	(950,000)	(1,140,000)
Contributed capital	0	0	860,573
Policyholders’ account deposits	3,150,952	2,623,534	2,116,567
Ceded policyholders’ account deposits	(47,449)	(24,191)	(23,890)
Policyholders’ account withdrawals	(2,727,850)	(2,589,770)	(2,259,445)
Ceded policyholders' account withdrawals	30,341	24,111	28,004
Cash flows from (used in) financing activities	(686,765)	(939,760)	(543,632)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,863,595	(208,100)	1,847,503
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,639,939	1,848,039	536
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,503,534	$1,639,939	$1,848,039
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$(43,130)	$437,872	$31,931
Interest paid	$33,901	$34,217	$23,392

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.
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
The Company has developed long-term savings and retirement products, which were distributed through its affiliated broker-dealer company, Prudential Annuities Distributors, Inc. (“PAD”). The Company issued variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped actively selling annuity products in March 2010.

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
The Company resumed offering annuity products to new investors (except in New York) when it launched a new fixed index annuity and a new deferred income annuity in 2018.
The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing long-term savings and retirement products, including insurance products, and individual and group annuities.
On August 31, 2013, the Company redomesticated from Connecticut to Arizona. As a result of the redomestication, the Company is now an Arizona-based insurance company and its principal insurance regulatory authority is the Arizona Department of Insurance ("AZDOI"). The redomestication also resulted in the Company being domiciled in the same jurisdiction as the then primary reinsurer of the Company’s living benefit guarantees, Pruco Reinsurance, Ltd. (“Pruco Re”), which enabled the Company to claim statutory reserve credit for business ceded to Pruco Re without the need for Pruco Re to collateralize its obligations under the reinsurance agreement. As of April 1, 2016, the Company no longer reinsures its living benefit guarantees to Pruco Re.
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

For the Variable Annuities Recapture, the Company received invested assets of $7.1 billion as consideration from Pruco Life and established reserves of $9.4 billion. In addition, the Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life. Also, the Company established deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances, which were equivalent to the ceding commission incurred by the Company. For the reinsurance of the variable annuity base contracts, the Company recognized a benefit of $0.3 billion, which was deferred and will subsequently be amortized through "General, administrative and other expenses". For the reinsurance of the living benefit guarantees, the Company recognized a loss of $2.6 billion immediately since the reinsurance contract is accounted for as a free-standing derivative.
The Company also received a capital contribution of $8.4 billion from PAI.
As a result of the Variable Annuities Recapture, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into the Company.
The impact of these transactions on the Statements of Operations and Comprehensive Income (Loss) was as follows:

Day 1 Impact of the Variable Annuities Recapture(1)	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$832	$832
Realized investment gains (losses), net	(305)	(2,561)	(2,866)
TOTAL REVENUES	(305)	(1,729)	(2,034)
BENEFITS AND EXPENSES
Policyholders' benefits	0	522	522
General, administrative and other expenses	0	310	310
TOTAL BENEFITS AND EXPENSES	0	832	832
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(305)	(2,561)	(2,866)
Income tax expense (benefit)	(114)	(961)	(1,075)
NET INCOME (LOSS)	$(191)	$(1,600)	$(1,791)

(1)	Day 1 Significant Non-Cash Transactions:

•
Consideration transferred includes non-cash activities of $3.1 billion for assets received related to the recapture transaction with Pruco Re, $7.1 billion for assets received related to the reinsurance transaction with Pruco Life and $3.6 billion related to non-cash capital contributions from PAI.

•	Prudential Financial contributed current tax receivables through PAI of $1.5 billion to the Company as part of the Variable Annuities Recapture.

•	The Company incurred ceding commissions of $3.6 billion, of which $1.1 billion was in the form of reassignment of debt from Pruco Life.

•
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
ASSETS
Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 5 for additional information regarding the determination of fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.
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

Fixed maturities, trading, at fair value consists of fixed maturities that are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Asset administration fees and other income”, and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is comprised of common stock, mutual fund shares, and preferred stock, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Asset administration fees and other income”, and dividend income is reported in “Net investment income” on the ex-dividend date.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, and estimated market value growth rate and volatility for the property type and region. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.
The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating as described above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate.
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
Notes to Financial Statements - (Continued)

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
Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Other invested assets consist of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs") (other than operating joint ventures), as well as wholly-owned investment real estate, derivative assets and other investments. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Asset administration fees and other income”. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Asset administration fees and other income”.
Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses also reflect changes in the allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.
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
An OTTI is recognized in earnings for a debt security in an unrealized loss position when the Company either (1) has the intent to sell the debt security or (2) it is more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment an OTTI is recognized.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The split between the amount of an OTTI recognized in OCI and the net amount recognized in earnings for debt securities is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.
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
Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value," and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.
Deferred policy acquisition costs are related directly to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC", net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.
DAC related to fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, are also included. The Company is an indirect subsidiary of Prudential Financial, an United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 10. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. For internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 6 for additional information regarding DAC.
Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.
Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 10.
Income taxes asset primarily represents the net deferred tax asset and the Company’s estimated taxes receivable for the current year and open audit years.
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
Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 11 for a discussion of factors considered when evaluating the need for a valuation allowance.
In December of 2017, SEC staff issued "SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 11 for a discussion of provisional amounts related to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") recorded in 2017 and adjustments to provisional amounts recorded in 2018.
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
See Note 11 for additional information regarding income taxes.
VOBA represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General, administrative, and other expenses.” See Note 7 for additional information regarding VOBA.
Deferred sales inducements represent various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI for applicable products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 9 for additional information regarding sales inducements.
Other assets consist primarily of accruals for asset administration fees, deferred loss on reinsurance with an affiliate and receivables resulting from sales of securities that had not yet settled at the balance sheet date.
Separate account assets represent segregated funds that are invested for certain contractholders. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees and other income”. See Note 9 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.
LIABILITIES
Future policy benefits liability is primarily comprised of liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 9. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on the Company’s variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 5.
The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 8 for additional information regarding future policy benefits.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities. See Note 8 for additional information regarding policyholders’ account balances.
Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income, or to borrow funds. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”; however, for securities lending transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).
Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements which are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party and receives cash as collateral. For securities repurchase agreements used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents (see also "Cash and cash equivalents" above). As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.
Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”; however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”). Income and expenses related to these transactions executed within the Company’s derivative operations are reported in “Asset administration fees and other income”.
Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near term. See Note 14 for additional information regarding short-term and long-term debt.
Reinsurance payables include corresponding payables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 10.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “Future policy benefits.” Assumed interest rates ranged from 0.0% to 8.3% at December 31, 2018 and 2017.
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
Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 9. The Company also provides contracts with certain optional living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 9.
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

Asset administration fees and other income principally includes asset-based asset management fees, which are recognized in the period in which the services are performed. This financial statement line also includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.
Derivatives are recorded either as assets, within “Other invested assets,” or as liabilities, within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.
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
The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within “Fixed maturities, trading" or "Other invested assets".

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company sold variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company had reinsurance agreements to transfer the risks related to certain of these benefit features to affiliates, Pruco Re and Prudential Insurance through March 31, 2016. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity optional living benefit guarantees that were previously reinsured to Pruco Re and Prudential Insurance. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, under a coinsurance and modified coinsurance agreement. See Note 1 and 10 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 5, and are recorded in “Realized investment gains (losses), net.”
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
Adoption of ASU 2016-01
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available-for-sale” are to be reported in net income within “Asset administration fees and other income” in the Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available-for-sale” were reported in AOCI.

The impacts of this ASU on the Company’s Financial Statements can be categorized as follows: (1) Changes to the presentation within the Statements of Financial Position; (2) Cumulative-effect Adjustment Upon Adoption; and (3) Changes to Accounting Policies. Each of these components is described below.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

(1) Changes to the presentation within the Statements of Financial Position

Because of the fundamental accounting changes as described in section "(3) Changes to Accounting Policies" below, the Company determined that changes to the presentation of certain balances in the investment section of the Company’s Statements of Financial Position were also necessary to maintain clarity and logical presentation. The table below illustrates these changes by presenting the balances as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the reclassifications that were made, along with a footnote explanation of each reclassification.

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

(2) Cumulative-effect Adjustment Upon Adoption

The provisions of ASU 2016-01 require that the Company apply the amendments through a cumulative-effect adjustment to the Statements of Financial Position as of the beginning of the fiscal year of adoption. The following table illustrates the impact on the Company’s Statement of Financial Position as a result of recording this cumulative-effect adjustment on January 1, 2018.

Summary of ASU 2016-01 Transition Impacts on the Statement
of Financial Position upon Adoption on January 1, 2018
(in thousands)
Increase / (Decrease)
Other invested assets	$423
Total assets	$423
Income taxes payable	89
Total liabilities	89
Accumulated other comprehensive income (loss)	(3)
Retained earnings	337
Total equity	334
Total liabilities and equity	$423

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

(3) Changes to Accounting Policies

The narrative description of our significant accounting policies at the beginning of this Note reflects our policies as of December 31, 2018, including policies associated with the adoption of ASU 2016-01.

Other ASU adopted during the twelve months ended December 31, 2018

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
		January 1, 2018 using the modified retrospective method which included a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU did not have an impact on the Company’s Financial Statements and Notes to the Financial Statements.
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
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.
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
		January 1, 2018 using the retrospective method (with early adoption permitted).	Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss)
In February 2018, this ASU was issued following the enactment of the Tax Act of 2017. This ASU allows an entity to elect a reclassification from AOCI to retained earnings for stranded effects resulting from the Tax Act of 2017.

January 1, 2019 with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized.

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by decreasing AOCI and increasing retained earnings, each by $36.7 million. Stranded effects unrelated to the Tax Act of 2017 are generally released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

ASU issued but not yet adopted as of December 31, 2018 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.

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
The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield and will be required to be updated each quarter with the impact recorded through OCI.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Amortization of DAC and other balances
Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s NPR to be recognized in OCI.
An entity will apply a retrospective transition method which will include a cumulative-effect adjustment on the balance sheet as of the earliest period presented.
Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., Guaranteed Minimum Death Benefits ("GMDB") on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Other ASU issued but not yet adopted as of December 31, 2018

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,240,519	$20,065	$376,493	$4,884,091	$0
Obligations of U.S. states and their political subdivisions	133,670	621	3,127	131,164	0
Foreign government bonds	199,044	4,748	4,156	199,636	0
U.S. corporate public securities	1,498,130	26,425	50,582	1,473,973	0
U.S. corporate private securities	1,070,400	15,430	22,877	1,062,953	0
Foreign corporate public securities	296,029	1,888	6,831	291,086	0
Foreign corporate private securities	829,588	10,415	27,771	812,232	0
Asset-backed securities(1)	505,862	3,147	3,765	505,244	(16)
Commercial mortgage-backed securities	364,601	2,770	5,491	361,880	0
Residential mortgage-backed securities(2)	48,622	1,290	498	49,414	0
Total fixed maturities, available-for-sale	$10,186,465	$86,799	$501,591	$9,771,673	$(16)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $3.3 million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2017(4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,059,168	$9,109	$236,627	$4,831,650	$0
Obligations of U.S. states and their political subdivisions	102,709	2,089	158	104,640	0
Foreign government bonds	133,859	6,878	432	140,305	0
U.S. corporate public securities	1,721,186	90,953	3,689	1,808,450	0
U.S. corporate private securities	1,166,682	46,267	5,005	1,207,944	0
Foreign corporate public securities	223,907	6,291	977	229,221	0
Foreign corporate private securities	730,449	44,917	3,806	771,560	0
Asset-backed securities(1)	341,277	4,438	128	345,587	(17)
Commercial mortgage-backed securities	502,695	7,334	4,345	505,684	0
Residential mortgage-backed securities(2)	163,334	2,950	539	165,745	(4)
Total fixed maturities, available-for-sale	$10,145,266	$221,226	$255,706	$10,110,786	$(21)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $12.3 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(4)	Prior period amounts have been reclassified to conform to current period presentation.

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$367,796	$4,844	$3,304,663	$371,649	$3,672,459	$376,493
Obligations of U.S. states and their political subdivisions	25,764	322	83,950	2,805	109,714	3,127
Foreign government bonds	98,437	2,346	58,975	1,810	157,412	4,156
U.S. corporate public securities	627,589	28,474	386,599	22,108	1,014,188	50,582
U.S. corporate private securities	269,545	7,755	422,498	15,122	692,043	22,877
Foreign corporate public securities	97,367	2,521	107,286	4,310	204,653	6,831
Foreign corporate private securities	373,891	19,217	116,743	8,554	490,634	27,771
Asset-backed securities	358,668	3,501	24,529	264	383,197	3,765
Commercial mortgage-backed securities	45,432	355	159,638	5,136	205,070	5,491
Residential mortgage-backed securities	34	1	13,775	497	13,809	498
Total fixed maturities, available-for-sale	$2,264,523	$69,336	$4,678,656	$432,255	$6,943,179	$501,591

	December 31, 2017(1)
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,174	$23	$4,550,472	$236,604	$4,563,646	$236,627
Obligations of U.S. states and their political subdivisions	6,669	26	13,311	132	19,980	158
Foreign government bonds	37,466	428	143	4	37,609	432
U.S. corporate public securities	234,798	1,181	126,339	2,508	361,137	3,689
U.S. corporate private securities	278,203	3,383	83,365	1,622	361,568	5,005
Foreign corporate public securities	76,526	637	23,186	340	99,712	977
Foreign corporate private securities	78,200	536	103,758	3,270	181,958	3,806
Asset-backed securities	30,234	128	0	0	30,234	128
Commercial mortgage-backed securities	113,423	1,225	129,458	3,120	242,881	4,345
Residential mortgage-backed securities	26,916	166	24,833	373	51,749	539
Total fixed maturities, available-for-sale	$895,609	$7,733	$5,054,865	$247,973	$5,950,474	$255,706

(1)	Prior period amounts have been reclassified to conform to current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

As of December 31, 2018 and 2017, the gross unrealized losses on fixed maturity securities were composed of $485.7 million and $253.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $15.9 million and $2.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2018, the $432.3 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company's corporate securities within the finance, consumer non-cyclical and capital goods sectors. As of December 31, 2017, the $248.0 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds, commercial mortgage-backed securities and in the Company's corporate securities within the consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2018 or 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.
The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$175,825	$176,018
Due after one year through five years	1,167,458	1,162,211
Due after five years through ten years	1,335,274	1,332,143
Due after ten years	6,588,823	6,184,763
Asset-backed securities	505,862	505,244
Commercial mortgage-backed securities	364,601	361,880
Residential mortgage-backed securities	48,622	49,414
Total fixed maturities, available-for-sale	$10,186,465	$9,771,673

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$2,126,886	$517,743	$3,577,346
Proceeds from maturities/prepayments	404,679	630,140	495,465
Gross investment gains from sales and maturities	21,129	8,992	98,095
Gross investment losses from sales and maturities	(98,047)	(3,047)	(5,412)
OTTI recognized in earnings(2)	(6,813)	(9,122)	(6,499)

(1)	Includes $(2.9) million, $2.5 million and $0.6 million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Years Ended December 31,
	2018	2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$792	$1,325
New credit loss impairments	0	366
Additional credit loss impairments on securities previously impaired	0	606
Increases due to the passage of time on previously recorded credit losses	3	10
Reductions for securities which matured, paid down, prepaid or were sold during the period	(40)	(21)
Reductions for securities impaired to fair value during the period(1)	(963)	(1,481)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(13)
Balance, end of period	$(209)	$792

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities, still held at period end, recorded within “Asset administration fees and other income (loss),” was $(1.9) million during the year ended December 31, 2018. The net change in unrealized gains (losses) from equity securities, still held at period end, recorded within “Other comprehensive income (loss),” was $0.4 million and $(0.4) million during the years ended December 31, 2017 and 2016, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$304,644	22.4%	$348,718	25.0%
Hospitality	3,633	0.3	3,782	0.3
Industrial	355,758	26.2	327,987	23.6
Office	305,537	22.5	294,072	21.2
Other	137,781	10.2	139,362	10.0
Retail	194,646	14.4	216,544	15.6
Total commercial mortgage loans	1,301,999	96.0	1,330,465	95.7
Agricultural property loans	54,375	4.0	59,197	4.3
Total commercial mortgage and agricultural property loans by property type	1,356,374	100.0%	1,389,662	100.0%
Allowance for credit losses	(2,896)		(2,650)
Total commercial mortgage and other loans	$1,353,478		$1,387,012

As of December 31, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (14%) and New York (7%)) and included loans secured by properties in Europe (11%) and Australia (3%).

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2015	$622	$21	$643
Addition to (release of) allowance for credit losses	1,645	1	1,646
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2016	2,267	22	2,289
Addition to (release of) allowance for credit losses	349	12	361
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2017	2,616	34	2,650
Addition to (release of) allowance for credit losses	245	1	246
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	$2,861	$35	$2,896

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,861	35	2,896
Total ending balance(1)	$2,861	$35	$2,896
Recorded investment(2):
Individually evaluated for impairment	$0	$3,439	$3,439
Collectively evaluated for impairment	1,301,999	50,936	1,352,935
Total ending balance(1)	$1,301,999	$54,375	$1,356,374

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,616	34	2,650
Total ending balance(1)	$2,616	$34	$2,650
Recorded investment(2):
Individually evaluated for impairment	$1,571	$4,865	$6,436
Collectively evaluated for impairment	1,328,894	54,332	1,383,226
Total ending balance(1)	$1,330,465	$59,197	$1,389,662

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans, based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2018
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$709,342	$14,814	$345	$724,501
60%-69.99%	442,308	23,260	0	465,568
70%-79.99%	156,049	7,236	0	163,285
80% or greater	2,000	1,020	0	3,020
Total commercial mortgage and agricultural property loans	$1,309,699	$46,330	$345	$1,356,374

	December 31, 2017
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$667,338	$14,426	$4,566	$686,330
60%-69.99%	503,922	1,329	0	505,251
70%-79.99%	182,368	13,281	0	195,649
80% or greater	1,387	0	1,045	2,432
Total commercial mortgage and agricultural property loans	$1,355,015	$29,036	$5,611	$1,389,662

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,301,999	$0	$0	$0	$1,301,999	$0
Agricultural property loans	54,375	0	0	0	54,375	0
Total	$1,356,374	$0	$0	$0	$1,356,374	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company's policies for accruing interest on loans, see Note 2.

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,330,465	$0	$0	$0	$1,330,465	$0
Agricultural property loans	59,197	0	0	0	59,197	0
Total	$1,389,662	$0	$0	$0	$1,389,662	$0

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company's policies for accruing interest on loans, see Note 2.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

For the years ended December 31, 2018 and 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $96 million and $129 million, respectively, of commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2018	2017
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$23,844	$25,801
Hedge funds	179,014	106,474
Real estate-related	94,738	46,043
Subtotal equity method	297,596	178,318
Fair value:
Private equity	4,142	3,500
Hedge funds	263	302
Real estate-related	3,562	2,512
Subtotal fair value(1)	7,967	6,314
Total LPs/LLCs	305,563	184,632
Derivative instruments	42,978	151,179
Total other invested assets(2)	$348,541	$335,811

(1)	As of December 31, 2017, $6.0 million was accounted for using the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

As of both December 31, 2018 and 2017, the Company had no significant equity method investments.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$317,726	$332,148	$249,496
Fixed maturities, trading	5,184	4,360	3,143
Equity securities, at fair value	678	567	330
Commercial mortgage and other loans	51,040	48,598	40,258
Policy loans	737	1,069	444
Short-term investments and cash equivalents	28,645	31,505	26,831
Other invested assets	13,733	20,626	29,160
Gross investment income	417,743	438,873	349,662
Less: investment expenses	(14,935)	(16,064)	(11,292)
Net investment income(1)	$402,808	$422,809	$338,370

(1)	Prior period amounts have been reclassified to conform to current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The carrying value of non-income producing assets included $5.2 million in available-for-sale fixed maturities as of December 31, 2018. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2018.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed maturities(1)	$(83,731)	$(3,177)	$86,184
Commercial mortgage and other loans	128	(840)	(2,326)
LPs/LLCs	0	(39)	(648)
Derivatives	967,503	(801,429)	(3,526,514)
Other invested assets	123	0	0
Short-term investments and cash equivalents	50	85	544
Realized investment gains (losses), net	$884,073	$(805,400)	$(3,442,760)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2018	2017	2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$(3,334)	$12,311	$(1,261)
Fixed maturity securities, available-for-sale — all other	(411,458)	(46,791)	(454,274)
Equity securities, available-for-sale(1)	0	4	(347)
Derivatives designated as cash flow hedges(2)	(3,849)	(25,851)	11,745
Affiliated notes	658	829	1,181
Other investments	1,074	86	(619)
Net unrealized gains (losses) on investments	$(416,909)	$(59,412)	$(443,575)

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Asset administration fees and other income (loss).”

(2)	For more information on cash flow hedges, see Note 4.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2018 and 2017, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$10,505	$0	$10,505
U.S. public corporate securities	384	0	384	6,878	0	6,878
Total cash collateral for loaned securities(1)	$384	$0	$384	$17,383	$0	$17,383

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	December 31,
	2018	2017
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$365	$16,825
Total securities pledged	$365	$16,825
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$384	$17,383
Total liabilities supported by the pledged collateral	$384	$17,383

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2018 and 2017, there was $675 million and $0 million, respectively, of such collateral.

As of December 31, 2018 and 2017, there were available-for-sale fixed maturities of $8.4 million and $8.3 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
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
Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and London Inter-Bank Offered Rate ("LIBOR") plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.
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
Embedded Derivatives
The Company sells certain products (for example, variable annuities) which may include guaranteed benefit features that are accounted for as embedded derivatives. Related to these embedded derivatives, the Company had previously entered into reinsurance agreements with Pruco Re and Prudential Insurance through March 31, 2016; effective April 1, 2016, the Company recaptured these reinsurances. Also, effective April 1, 2016, the Company assumed variable annuities living benefit guarantees from Pruco Life, excluding PLNJ business. See Note 1 for additional information on the change to the reinsurance agreements.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Additionally, the Company reinsured the majority of its New York business to an affiliate, Prudential Insurance, as a result of surrendering its New York license, effective December 31, 2015. See Note 1 for additional information on these reinsurance agreements.
These embedded derivatives and reinsurance agreements, also accounted for as derivatives, are carried at fair value and marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 5.
Primary Risks Managed by Derivatives
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR.

	December 31, 2018			December 31, 2017
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$768,075	$33,348	$(21,794)	$677,257	$13,348	$(47,209)
Total Qualifying Hedges	$768,075	$33,348	$(21,794)	$677,257	$13,348	$(47,209)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$908,100	$4,380	$(664)	$1,964,000	$8,296	$0
Interest Rate Swaps	82,172,825	3,344,033	(1,395,270)	87,939,425	4,374,658	(1,065,549)
Interest Rate Options	19,255,000	139,765	(245,523)	15,775,000	175,156	(160,181)
Interest Rate Forwards	1,713,947	56,562	(1,976)	975,929	19,870	(2)
Foreign Currency
Foreign Currency Forwards	19,467	287	(27)	12,455	1	(319)
Currency/Interest Rate
Foreign Currency Swaps	231,245	11,659	(2,850)	151,400	7,779	(7,488)
Equity
Equity Futures	860,718	0	(6,629)	672,055	2,442	0
Total Return Swaps	14,456,836	986,130	(53,235)	13,841,333	8,517	(341,700)
Equity Options	26,861,807	271,630	(412,821)	31,702,334	460,597	(318,955)
Total Non-Qualifying Hedges	$146,479,945	$4,814,446	$(2,118,995)	$153,033,931	$5,057,316	$(1,894,194)
Total Derivatives (1)	$147,248,020	$4,847,794	$(2,140,789)	$153,711,188	$5,070,664	$(1,941,403)
(1) Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.
The fair value of the embedded derivatives, included in "Future policy benefits", was a net liability of $8,332 million and $8,152 million as of December 31, 2018 and 2017, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was an asset of $234 million and $232 million as of December 31, 2018 and 2017, respectively, included in "Reinsurance recoverables". See Note 10 for additional information on these reinsurance agreements.
The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life as part of the Variable Annuities Recapture, included in "Reinsurance recoverables" or "Reinsurance payables", was a net asset of $6 million and $12 million as of December 31, 2018 and 2017, respectively.
The fair value of the embedded derivatives, included in "Policyholders' account balances", was a net liability of $42 million as of December 31, 2018 with no related reinsurance recoverables.

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

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,847,794	$(4,804,816)	$42,978	$0	$42,978
Securities purchased under agreements to resell	675,000	0	675,000	(675,000)	0
Total Assets	$5,522,794	$(4,804,816)	$717,978	$(675,000)	$42,978
Offsetting of Financial Liabilities:
Derivatives(1)	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$5,070,517	$(4,919,486)	$151,031	$0	$151,031
Offsetting of Financial Liabilities:
Derivatives(1)	$1,941,403	$(1,941,403)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,941,403	$(1,941,403)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements.
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

	Year Ended December 31, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$8,285	$13,321	$22,002
Total cash flow hedges	0	8,285	13,321	22,002
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,021,687)	0	0	0
Currency	1,022	0	0	0
Currency/Interest Rate	21,043	0	91	0
Credit	0	0	0	0
Equity	995,958	0	0	0
Embedded Derivatives	971,167	0	0	0
Total non-qualifying hedges	967,503	0	91	0
Total	$967,503	$8,285	$13,412	$22,002

	Year Ended December 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$6,152	$(11,043)	$(37,596)
Total cash flow hedges	0	6,152	(11,043)	(37,596)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	550,797	0	0	0
Currency	(454)	0	0	0
Currency/Interest Rate	(30,173)	0	(183)	0
Credit	0	0	0	0
Equity	(2,000,297)	0	0	0
Embedded Derivatives	678,698	0	0	0
Total non-qualifying hedges	(801,429)	0	(183)	0
Total	$(801,429)	$6,152	$(11,226)	$(37,596)

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,006	$9,648	$(3,102)
Total cash flow hedges	0	3,006	9,648	(3,102)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,219,894)	0	0	0
Currency	361	0	0	0
Currency/Interest Rate	11,642	0	516	0
Credit	0	0	0	0
Equity	(1,755,946)	0	0	0
Embedded Derivatives	437,323	0	0	0
Total non-qualifying hedges	(3,526,514)	0	516	0
Total	$(3,526,514)	$3,006	$10,164	$(3,102)

(1)	Amounts deferred in AOCI.
For the years ended December 31, 2018, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2015	$14,847
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	9,698
Amount reclassified into current period earnings	(12,800)
Balance, December 31, 2016	11,745
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2017	(39,434)
Amount reclassified into current period earnings	1,838
Balance, December 31, 2017	(25,851)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2018	42,763
Amount reclassified into current period earnings	(20,761)
Balance, December 31, 2018	$(3,849)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2018 values, it is estimated that a pre-tax gain of approximately $10 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2019, offset by amounts pertaining to the hedged items.
The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2018 and 2017.

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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, equity securities, short-term investments, and derivative contracts that trade on an active exchange market.
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
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced fixed maturities, certain highly structured OTC derivative contracts and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,875,959	$8,132	$0	$4,884,091
Obligations of U.S. states and their political subdivisions	0	131,164	0	0	131,164
Foreign government bonds	0	199,636	0	0	199,636
U.S. corporate public securities	0	1,473,973	0	0	1,473,973
U.S. corporate private securities	0	1,008,632	54,321	0	1,062,953
Foreign corporate public securities	0	291,086	0	0	291,086
Foreign corporate private securities	0	781,101	31,131	0	812,232
Asset-backed securities(2)	0	495,908	9,336	0	505,244
Commercial mortgage-backed securities	0	361,880	0	0	361,880
Residential mortgage-backed securities	0	49,414	0	0	49,414
Subtotal	0	9,668,753	102,920	0	9,771,673
Fixed maturities, trading	0	289,752	0	0	289,752
Equity securities	4,896	12	5,705	0	10,613
Short-term investments	0	29,818	0	0	29,818
Cash equivalents	1,098,903	2,593,456	0	0	3,692,359
Other invested assets(3)	4,380	4,843,414	0	(4,804,816)	42,978
Reinsurance recoverables	0	0	239,911	0	239,911
Receivables from parent and affiliates	0	37,193	0	0	37,193
Subtotal excluding separate account assets	1,108,179	17,462,398	348,536	(4,804,816)	14,114,297
Separate account assets(4)	0	31,210,346	0	0	31,210,346
Total assets	$1,108,179	$48,672,744	$348,536	$(4,804,816)	$45,324,643
Future policy benefits(5)	$0	$0	$8,332,474	$0	$8,332,474
Policyholders' account balances	0	0	42,350	0	42,350
Payables to parent and affiliates	0	2,133,496	0	(2,133,496)	0
Other liabilities	7,293	0	0	(664)	6,629
Total liabilities	$7,293	$2,133,496	$8,374,824	$(2,134,160)	$8,381,453

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,826,413	$5,237	$0	$4,831,650
Obligations of U.S. states and their political subdivisions	0	104,640	0	0	104,640
Foreign government bonds	0	140,305	0	0	140,305
U.S. corporate public securities	0	1,806,888	1,562	0	1,808,450
U.S. corporate private securities	0	1,148,536	59,408	0	1,207,944
Foreign corporate public securities	0	229,006	215	0	229,221
Foreign corporate private securities	0	737,539	34,021	0	771,560
Asset-backed securities(2)	0	160,229	185,358	0	345,587
Commercial mortgage-backed securities	0	505,684	0	0	505,684
Residential mortgage-backed securities	0	165,745	0	0	165,745
Subtotal	0	9,824,985	285,801	0	10,110,786
Fixed maturities, trading(6)	0	166,360	0	0	166,360
Equity securities(6)	5,599	18	9,758	0	15,375
Short-term investments	448,712	262,272	87	0	711,071
Cash equivalents	0	1,146,466	0	0	1,146,466
Other invested assets(3)(6)	10,738	5,059,779	147	(4,919,486)	151,178
Reinsurance recoverables	0	0	244,006	0	244,006
Receivables from parent and affiliates	0	38,145	0	0	38,145
Subtotal excluding separate account assets	465,049	16,498,025	539,799	(4,919,486)	12,583,387
Separate account assets(4)	0	37,990,547	0	0	37,990,547
Total assets	$465,049	$54,488,572	$539,799	$(4,919,486)	$50,573,934
Future policy benefits(5)	$0	$0	$8,151,902	$0	$8,151,902
Payables to parent and affiliates	0	1,941,403	0	(1,941,403)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,941,403	$8,151,902	$(1,941,403)	$8,151,902

(1)
“Netting” amounts represent cash collateral of $2,671 million and $2,978 million as of December 31, 2018 and 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2018 and 2017, the fair values of such investments were $8 million and $0.3 million, respectively.

(4)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Statements of Financial Position.

(5)
As of December 31, 2018, the net embedded derivative liability position of $8,332 million includes $625 million of embedded derivatives in an asset position and $8,957 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8,152 million includes $819 million of embedded derivatives in an asset position and $8,971 million of embedded derivatives in a liability position.

(6)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.
Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds and default rates. If the pricing information received from third-party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of December 31, 2018 and 2017 overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Derivative Instruments – Derivatives are recorded at fair value either as assets, within "Other invested assets", or as liabilities, within “Payables to parent and affiliates” or "Other liabilities", except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.
The Company's exchange-traded futures and options include treasury and equity futures. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.
The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors, and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and these investments have primarily been classified within Level 2.
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
Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits ("GMAB"), guaranteed withdrawal benefits ("GMWB") and guaranteed minimum income and withdrawal benefits ("GMIWB"), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Policyholders' Account Balances - The liability for policyholders' account balances is related to certain embedded derivative instruments associated with certain policyholders' account balances. The fair values are determined consistent with similar derivative instruments described above under "Derivative Instruments".
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)

	(in thousands)
Assets:
Corporate securities(2)	$18,609	Discounted cash flow	Discount rate	7.00%	20.00%	11.30%	Decrease
		Market Comparables(3)	EBITDA multiples	6.7X	6.7X	6.7X	Increase
		Liquidation	Liquidation	41%	41%	41%	Increase
Reinsurance recoverables	$239,911	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,332,474	Discounted cash flow	Lapse rate(5)	1%	13%		Decrease
			Spread over LIBOR(6)	0.36%	1.60%		Decrease
			Utilization rate(7)	50%	97%		Increase
			Withdrawal rate	See table footnote (8) below
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)

	(in thousands)
Assets:
Corporate securities(2)	$22,215	Discounted cash flow	Discount rate	5.06%	22.23%	8.57%	Decrease
Reinsurance recoverables	$244,006	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,151,902	Discounted cash flow	Lapse rate(5)	1%	12%		Decrease
			Spread over LIBOR(6)	0.12%	1.10%		Decrease
			Utilization rate(7)	52%	97%		Increase
			Withdrawal rate	See table footnote (8) below
			Mortality rate(9)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(4)
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

(5)
Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

(6)
The spread over the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

(7)
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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2018 and 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(9)
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$5,237	$0	$2,895	$0	$0	$0	$0	$0	$0	$8,132	$0
Foreign Government	0	0	0	0	0	0	0	0	0	0	0
Corporate Securities(4)	95,206	(10,922)	15,268	(275)	0	(22,332)	24	9,969	(1,486)	85,452	(6,627)
Structured Securities(5)	185,358	(724)	84,810	(14,236)	0	(37,672)	0	51,979	(260,179)	9,336	0
Other assets:
Equity securities	9,758	(591)	0	(3,609)	0	0	147	0	0	5,705	(1,208)
Other invested assets	147	0	0	0	0	0	(147)	0	0	0	0
Short-term investments	87	(20)	0	0	0	(43)	(24)	0	0	0	(55)
Cash equivalents	0	13	0	0	0	(13)	0	0	0	0	0
Reinsurance recoverables	244,006	(28,757)	19,061	0	0	0	5,601	0	0	239,911	(19,962)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(8,151,902)	843,914	0	0	(1,024,486)	0	0	0	0	(8,332,474)	529,804
Policyholders' account balances	0	6,051	0	0	(48,401)	0	0	0	0	(42,350)	6,051

	Year Ended December 31, 2018
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(6,693)	$0	$(5,194)	$241	$(6,627)	$0
Other assets:
Equity securities	0	(591)	0	0	0	(1,208)
Other invested assets	0	0	0	0	0	0
Short-term investments	(20)	0	0	0	(55)	0
Cash equivalents	13	0	0	0	0	0
Reinsurance recoverables	(28,757)	0	0	0	(19,962)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	843,914	0	0	0	529,804	0
Policyholders' account balances	6,051	0	0	0	6,051	0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2017(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$0	$0	$4,264	$0	$0	$0	$973	$0	$0	$5,237	$0
Foreign Government	87	0	0	0	0	0	0	0	(87)	0	0
Corporate Securities(4)	151,989	(2,630)	17,920	(15,283)	0	(111,675)	(4,157)	64,412	(5,370)	95,206	(6,498)
Structured Securities(5)	31,735	976	237,469	(5,613)	0	(55,184)	0	106,034	(130,059)	185,358	(8)
Other assets:
Equity securities(6)	4,864	1,040	0	0	0	0	3,854	0	0	9,758	338
Other invested assets(6)	0	(7)	0	0	0	0	154	0	0	147	(7)
Short-term investments	450	0	94	(5)	0	(2)	(450)	0	0	87	0
Cash equivalents	375	0	0	0	0	0	(375)	0	0	0	0
Reinsurance recoverables	240,091	(18,240)	19,416	0	0	0	2,739	0	0	244,006	(10,303)
Receivables from parent and affiliates	33,962	0	0	0	0	0	0	0	(33,962)	0	0
Liabilities:
Future policy benefits	(7,707,333)	552,047	0	0	(996,616)	0	0	0	0	(8,151,902)	307,529
Policyholders' account balances	0	0	0	0	0	0	0	0	0	0	0

	Year Ended December 31, 2017(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(6,301)	$0	$(3,410)	$8,057	$(6,506)	$0
Other assets:
Equity securities(6)	0	689	351	0	0	338
Other invested assets(6)	(7)	0	0	0	(7)	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(18,240)	0	0	0	(10,303)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	552,047	0	0	0	307,529	0
Policyholders' account balances	0	0	0	0	0	0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2016, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2016.

	Year Ended December 31, 2016(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(4,014)	$(161)	$2,466	$5,974	$(4,943)	$0
Other assets:
Equity securities(6)	0	(123)	(351)	0	0	(123)
Other invested assets(6)	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Reinsurance recoverables	(2,852,588)	0	0	0	59,501	0
Receivables from parent and affiliates	(13)	0	50	0	0	0
Liabilities:
Future policy benefits	(3,791,759)	0	0	0	(3,740,535)	0
Policyholders' account balances	0	0	0	0	0	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Other, primarily represents reclassifications of certain assets and liabilities between reporting categories.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period amounts were aggregated to conform to current period presentation.

(6)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(7)	Prior period amounts have been updated to conform to current period presentation.

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

	December 31, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,339,707	$1,339,707	$1,353,478
Policy loans	0	0	12,805	12,805	12,805
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	136,175	675,000	0	811,175	811,175
Accrued investment income	0	90,895	0	90,895	90,895
Reinsurance recoverables	0	0	55,236	55,236	55,236
Receivables from parent and affiliates	0	9,188	0	9,188	9,188
Other assets	0	3,735	0	3,735	3,735
Total assets	$143,925	$778,818	$1,407,748	$2,330,491	$2,344,262
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$560,548	$560,548	$565,903
Cash collateral for loaned securities	0	384	0	384	384
Short-term debt	0	139,843	0	139,843	140,569
Long-term debt	0	791,670	0	791,670	787,596
Reinsurance Payables	0	0	55,236	55,236	55,236
Payables to parent and affiliates	0	30,846	0	30,846	30,846
Other liabilities	0	554,162	0	554,162	554,162
Separate account liabilities - investment contracts	0	71	0	71	71
Total liabilities	$0	$1,516,976	$615,784	$2,132,760	$2,134,767

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,396,167	$1,396,167	$1,387,012
Policy loans	0	0	12,558	12,558	12,558
Short-term investments	0	0	0	0	0
Cash and cash equivalents	493,473	0	0	493,473	493,473
Accrued investment income	0	88,331	0	88,331	88,331
Reinsurance recoverables	0	0	59,588	59,588	59,588
Receivables from parent and affiliates	0	11,206	0	11,206	11,206
Other assets	0	13,802	0	13,802	13,802
Total assets	$493,473	$113,339	$1,468,313	$2,075,125	$2,065,970
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$281,582	$281,582	$281,051
Cash collateral for loaned securities	0	17,383	0	17,383	17,383
Short-term debt	0	43,734	0	43,734	43,734
Long-term debt	0	1,003,251	0	1,003,251	928,165
Reinsurance payables	0	0	59,588	59,588	59,588
Payables to parent and affiliates	0	36,026	0	36,026	36,026
Other liabilities	0	135,556	0	135,556	135,556
Separate account liabilities - investment contracts	0	102	0	102	102
Total liabilities	$0	$1,236,052	$341,170	$1,577,222	$1,501,605

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $6.4 million and $6.0 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Asset administration fees and other income.” Therefore, as of December 31, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Reinsurance Recoverables and Reinsurance Payables
Reinsurance recoverables and reinsurance payables include corresponding receivables and payables associated with reinsurance arrangements between the Company and related parties. See Note 10 for additional information about the Company's reinsurance arrangements.
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
Cash Collateral for Loaned Securities
Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. Due to the short-term nature of these transactions, the carrying value approximates fair value.
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
6.    DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2018	2017	2016
	(in thousands)
Balance, beginning of year	$4,596,565	$4,344,361	$749,302
Capitalization of commissions, sales and issue expenses	372,996	277,586	269,679
Amortization-Impact of assumption and experience unlocking and true-ups	(113,534)	288,974	226,204
Amortization-All other	(476,261)	(275,028)	(46,388)
Changes in unrealized investment gains and losses	67,739	(39,328)	18,772
Ceded DAC upon reinsurance agreement with Prudential Insurance(1)(2)	0	0	(7,480)
Assumed DAC upon reinsurance agreement with Pruco Life(1)	0	0	3,134,272
Balance, end of year	$4,447,505	$4,596,565	$4,344,361

(1)	See Note 1 and Note 10 for additional information.

(2)	Represents a $7.5 million true-up in 2016 to the ceded DAC upon reinsurance agreement with Prudential Insurance in 2015.

7.    VALUE OF BUSINESS ACQUIRED
The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2018	2017	2016

	(in thousands)
Balance, beginning of year	$35,109	$30,287	$33,640
Amortization-Impact of assumption and experience unlocking and true-ups (1)	1,485	10,035	2,372
Amortization-All other (1)	(7,348)	(7,422)	(8,176)
Interest (2)	1,983	2,001	1,939
Change in unrealized investment gains and losses	1,993	208	512
Balance, end of year	$33,222	$35,109	$30,287

(1)	The weighted average remaining expected life of VOBA was approximately 5.62 years as of December 31, 2018.

(2)	The interest accrual rate for the VOBA related to the businesses acquired was 5.96%, 5.96% and 6.00% for the years ended December 31, 2018, 2017 and 2016.
The following table provides estimated future amortization, net of interest, for the periods indicated:

	2019	2020	2021	2022	2023

	(in thousands)
Estimated future VOBA amortization	$4,531	$4,039	$3,626	$3,247	$2,909

8.	POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2018	2017

	(in thousands)
Life insurance – domestic	$74	$800
Individual and group annuities and supplementary contracts(1)	1,021,854	970,936
Other contract liabilities(1)	8,347,058	8,160,833
Total future policy benefits	$9,368,986	$9,132,569

(1)	Includes assumed reinsurance business.

Individual and group annuities and supplementary contract liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities include unearned premiums and certain other reserves for annuities and individual life products.
Future policy benefits for domestic life insurance policies reflect in course of settlement amounts.
Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values generally range from 0.0% to 8.3%, with less than 1.0% of the reserves based on an interest rate in excess of 8.0%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 3.1% to 4.4%. See Note 9 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2018	2017

	(in thousands)
Interest-sensitive life contracts	$15,049	$15,301
Individual annuities(1)	4,729,973	4,162,138
Guaranteed interest accounts	608,574	668,713
Total policyholders’ account balances	$5,353,596	$4,846,152

(1)	Includes assumed reinsurance business from Pruco Life.
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 3.5% to 6.0% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 0.0% to 6.5%. Interest crediting rates for guaranteed interest accounts range from 0.1% to 5.8%.
9.    CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

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
The assets supporting the variable portion of all variable annuities are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or "Realized investment gains (losses), net".
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2018 and 2017, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2018		December 31, 2017
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation (1)(2)

Annuity Contracts	(in thousands)
Return of net deposits
Account value	$106,779,202	N/A	$119,182,143	N/A
Net amount at risk	$843,419	N/A	$274,617	N/A
Average attained age of contractholders	67 years	N/A	66 years	N/A
Minimum return or contract value
Account value	$22,184,537	$115,822,894	$25,835,100	$129,630,456
Net amount at risk	$4,322,406	$7,252,486	$2,161,133	$3,225,700
Average attained age of contractholders	70 years	68 years	69 years	67 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)	Amounts include assumed reinsurance business.

(2)	Includes income and withdrawal benefits.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2018(1)	December 31, 2017(1)

	(in thousands)
Equity funds	$69,686,791	$83,556,771
Bond funds	51,855,361	53,027,241
Money market funds	2,542,219	3,726,553
Total	$124,084,371	$140,310,565

(1)	Amounts include assumed reinsurance business.
In addition to the amounts invested in separate account investment options above, $4.9 billion at December 31, 2018 and $4.7 billion at December 31, 2017 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2018, 2017 and 2016, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees. The liabilities for GMDB and GMIB are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” GMAB, GMWB and GMIWB are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits.” Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
Variable Annuity	(in thousands)
Balance at December 31, 2015	$265,877	$3,134,077	$13,864	$3,413,818
Incurred guarantee benefits(1)	43,185	(1,979,215)	(3,683)	(1,939,713)
Paid guarantee benefits	(55,604)	0	(2,209)	(57,813)
Change in unrealized investment gains and losses	(5,206)	0	(209)	(5,415)
Assumed guarantees upon reinsurance agreement with Pruco Life	389,067	6,552,471	30,130	6,971,668
Balance at December 31, 2016	637,319	7,707,333	37,893	8,382,545
Incurred guarantee benefits(1)(2)	29,605	444,569	(11,686)	462,488
Paid guarantee benefits(2)	(57,053)	0	(3,798)	(60,851)
Change in unrealized investment gains and losses(2)	12,931	0	117	13,048
Balance at December 31, 2017	622,802	8,151,902	22,526	8,797,230
Incurred guarantee benefits(1)(2)	103,596	180,572	2,679	286,847
Paid guarantee benefits(2)	(67,887)	0	(2,915)	(70,802)
Change in unrealized investment gains and losses(2)	(20,108)	0	(230)	(20,338)
Balance at December 31, 2018	$638,403	$8,332,474	$22,060	$8,992,937

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

(2)	Amounts include assumed reinsurance business.
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

Sales Inducements
(in thousands)
Balance at December 31, 2015	$452,752
Capitalization	1,805
Amortization - Impact of assumption and experience unlocking and true-ups	101,424
Amortization - All other	(81,603)
Change in unrealized investment gains and losses	4,915
Assumed DSI upon reinsurance agreement with Pruco Life(1)	499,530
Balance at December 31, 2016	978,823
Capitalization	1,551
Amortization - Impact of assumption and experience unlocking and true-ups	145,141
Amortization - All other	(94,014)
Change in unrealized investment gains and losses	(10,715)
Balance at December 31, 2017	1,020,786
Capitalization	2,888
Amortization - Impact of assumption and experience unlocking and true-ups	(5,713)
Amortization - All other	(149,236)
Change in unrealized investment gains and losses	20,873
Balance at December 31, 2018	$889,598

(1)	See Note 1 for additional information.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

10.    REINSURANCE
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
In the fourth quarter of 2015, the Company surrendered its New York license. The Company recaptured the New York living benefits previously ceded to Pruco Re, and reinsured the majority of its New York business, both the living benefit guarantees and base contracts, to Prudential Insurance. See Note 1 for additional information. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through "Realized investment gains (losses), net". See Note 4 for additional information related to the accounting for embedded derivatives.
Reinsurance amounts included in the Company's Statements of Financial Position as of December 31, were as follows:

	2018	2017
	(in thousands)
Reinsurance recoverables	$572,102	$563,428
Deferred policy acquisition costs	3,703,166	3,766,066
Deferred sales inducements	476,608	540,389
Value of business acquired	(2,431)	(2,702)
Other assets	79,992	105,167
Policyholders’ account balances	3,098,537	2,825,030
Future policy benefits	5,680,939	5,511,496
Reinsurance payables(1)	232,937	262,588
Other liabilities	290,330	329,019

(1)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both December 31, 2018 and 2017.

The reinsurance recoverables by counterparty are broken out below:

	December 31, 2018	December 31, 2017
	(in thousands)
Prudential Insurance	$335,349	$310,758
Pruco Life	236,716	252,383
Unaffiliated	37	287
Total reinsurance recoverables	$572,102	$563,428

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income for the years ended December 31, were as follows:

	2018	2017	2016
	(in thousands)
Premiums:
Direct	$37,895	$33,908	$39,326
Assumed	31,989	32,890	860,831
Ceded	(2,619)	(3,225)	(3,318)
Net premiums	67,265	63,573	896,839
Policy charges and fee income:
Direct	549,500	622,099	647,226
Assumed	1,661,484	1,632,132	1,153,752
Ceded(1)	(39,706)	(44,652)	(45,754)
Net policy charges and fee income	2,171,278	2,209,579	1,755,224
Asset administration fees and other income:
Direct	96,743	129,847	103,892
Assumed	301,549	293,275	205,221
Ceded	(9,136)	(9,747)	(9,729)
Net asset administration fees and other income	389,156	413,375	299,384
Realized investment gains (losses), net:
Direct	81,120	(1,335,253)	(3,612,578)
Assumed	823,129	554,686	(81,510)
Ceded	(20,176)	(24,833)	251,328
Realized investment gains (losses), net	884,073	(805,400)	(3,442,760)
Policyholders' benefits (including change in reserves):
Direct	81,045	52,477	74,438
Assumed	110,358	46,375	553,280
Ceded(2)	(4,315)	15,216	(23,661)
Net policyholders' benefits (including change in reserves)	187,088	114,068	604,057
Interest credited to policyholders’ account balances:
Direct	127,018	9,834	74,389
Assumed	132,324	24,708	(1,551)
Ceded	(10,167)	(4,262)	(3,949)
Net interest credited to policyholders’ account balances	249,175	30,280	68,889
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	1,131,351	725,749	563,027

(1)	"Policy charges and fee income ceded" includes $(1) million, $(2) million and $(2) million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $(0.3) million, $(0.1) million and $(0.3) million of unaffiliated activity for the years ended December 31, 2018, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

11.    INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Current tax expense (benefit):
U.S. federal	$(422,999)	$501,088	$2,524,458
State and local	0	1,349	0
Total	(422,999)	502,437	2,524,458
Deferred tax expense (benefit):
U.S. federal	584,503	698,662	(3,204,951)
State and local	0	0	0
Total	584,503	698,662	(3,204,951)
Total income tax expense (benefit)	161,504	1,201,099	(680,493)
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(52,510)	98,644	(194,446)
Additional paid-in capital	0	0	(9,531)
Total income tax expense (benefit)	$108,994	$1,299,743	$(884,470)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2018 and 35% applicable for the periods prior to 2018, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Expected federal income tax expense (benefit)	$387,286	$391,158	$(619,704)
Non-taxable investment income	(18,954)	(46,625)	(49,630)
Tax credits	(13,694)	(10,358)	(10,507)
Changes in tax law	(193,306)	882,175	0
Other	172	(15,251)	(652)
Reported income tax expense (benefit)	$161,504	$1,201,099	$(680,493)
Effective tax rate	8.8%	107.5%	38.4%

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income (loss) from operations before income taxes”. The Company’s effective tax rate for fiscal years 2018, 2017 and 2016 was 8.8%, 107.5% and 38.4%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2018 and 35% applicable for the periods prior to 2018, and the Company’s effective tax rate during the periods presented:

Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:

Tax Act of 2017 - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $882 million tax expense in “Total income tax expense (benefit)” in the Company’s Statement of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. During 2018, the Company completed the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpreted any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, and recognized a $0.2 million increase in income tax expense for a total of $882.3 million recognized from the reduction in net deferred tax assets to reflect the reduction in the U.S. tax rate from 35% to 21%.

2018 Industry Issue Resolution (IIR) - In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an accelerated deduction for the Company’s 2017 tax return that would have otherwise been deductible in future years. Prior to the adoption of this Directive, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the Directive, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year in which they will now be recognized, resulting in a reduction in income tax expense of $193 million.

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $15 million of the total $19 million of 2018 non-taxable investment income, $46 million of the total $47 million of 2017 non-taxable investment income, and $50 million of the total $50 million of 2016 non-taxable investment income. The DRD for the current period was estimated using information from 2017, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Insurance reserves	$1,521,729	$2,064,659
Investments	276,880	404,703
Net unrealized loss on securities	86,742	7,048
Other	638	205
Deferred tax assets	1,885,989	2,476,615
Deferred tax liabilities:
VOBA and deferred policy acquisition cost	929,849	960,841
Deferred sales inducements	186,816	214,365
Deferred tax liabilities	1,116,665	1,175,206
Net deferred tax asset (liability)	$769,324	$1,301,409

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
The company had no valuation allowance as of December 31, 2018 and 2017. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s income (loss) from operations before income taxes includes income (loss) from domestic operations of $1,844 million, $1,118 million, and $(1,771) million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2018, 2017, and 2016. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
At December 31, 2018, the Company remains subject to examination in the U.S. for tax years 2015 through 2017.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

12.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. Each of the components that comprise OCI are described in further detail in Note 2 (Foreign Currency Translation Adjustment and Net Unrealized Investment Gains (Losses)). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance, December 31, 2015	$(65)	$46,231	$46,166
Change in OCI before reclassifications	(20)	(469,356)	(469,376)
Amounts reclassified from AOCI	0	(86,184)	(86,184)
Income tax benefit (expense)	7	194,439	194,446
Balance, December 31, 2016	(78)	(314,870)	(314,948)
Change in OCI before reclassifications	109	320,182	320,291
Amounts reclassified from AOCI	0	3,177	3,177
Income tax benefit (expense)	(38)	(98,606)	(98,644)
Balance, December 31, 2017	(7)	(90,117)	(90,124)
Change in OCI before reclassifications	(1,354)	(311,658)	(313,012)
Amounts reclassified from AOCI	0	62,970	62,970
Income tax benefit (expense)	285	52,225	52,510
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)

(1)	Includes cash flow hedges of $(4) million, $(26) million and $12 million as of December 31, 2018, 2017, and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$20,761	$(1,838)	$12,800
Net unrealized investment gains (losses) on available-for-sale securities	(83,731)	(1,339)	73,384
Total net unrealized investment gains (losses)(4)	(62,970)	(3,177)	86,184
Total reclassifications for the period	$(62,970)	$(3,177)	$86,184

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on securities classified as available-for-sale, certain other invested assets and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2015	$9	$(3)	$0	$14	$20
Net investment gains (losses) on investments arising during the period	378	0	0	(132)	246
Reclassification adjustment for (gains) losses included in net income	556	0	0	(195)	361
Reclassification adjustment for OTTI losses excluded from net income	(2,204)	0	0	771	(1,433)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(2,130)	0	746	(1,384)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(522)	183	(339)
Balance, December 31, 2016	(1,261)	(2,133)	(522)	1,387	(2,529)
Net investment gains (losses) on investments arising during the period	11,328	0	0	(3,481)	7,847
Reclassification adjustment for (gains) losses included in net income	2,172	0	0	(667)	1,505
Reclassification adjustment for OTTI losses excluded from net income	72	0	0	(22)	50
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,125	0	(352)	773
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	365	(128)	237
Balance, December 31, 2017	12,311	(1,008)	(157)	(3,263)	7,883
Net investment gains (losses) on investments arising during the period	(15,199)	0	0	3,192	(12,007)
Reclassification adjustment for (gains) losses included in net income	(205)	0	0	43	(162)
Reclassification adjustment for OTTI losses excluded from net income(1)	(241)	0	0	51	(190)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(111)	0	23	(88)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	89	(19)	70
Balance, December 31, 2018	$(3,334)	$(1,119)	$(68)	$27	$(4,494)

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2015	$107,451	$(30,465)	$(4,596)	$(26,179)	$46,211
Net investment gains (losses) on investments arising during the period	(637,597)	0	0	223,159	(414,438)
Reclassification adjustment for (gains) losses included in net income	85,628	0	0	(29,970)	55,658
Reclassification adjustment for OTTI losses excluded from net income	2,204	0	0	(771)	1,433
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(786)	0	275	(511)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(1,068)	374	(694)
Balance, December 31, 2016	(442,314)	(31,251)	(5,664)	166,888	(312,341)
Net investment gains (losses) on investments arising during the period	376,012	0	0	(115,538)	260,474
Reclassification adjustment for (gains) losses included in net income	(5,349)	0	0	1,644	(3,705)
Reclassification adjustment for OTTI losses excluded from net income	(72)	0	0	22	(50)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(50,961)	0	15,949	(35,012)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(11,333)	3,967	(7,366)
Balance, December 31, 2017	(71,723)	(82,212)	(16,997)	72,932	(98,000)
Net investment gains (losses) on investments arising during the period	(405,264)	0	0	85,105	(320,159)
Reclassification adjustment for (gains) losses included in net income	63,175	0	0	(13,267)	49,908
Reclassification adjustment for OTTI losses excluded from net income(2)	241	0	0	(51)	190
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	90,717	0	(19,049)	71,668
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	18,110	(3,803)	14,307
Cumulative effect of adoption of ASU 2016-01	(4)	0	0	1	(3)
Cumulative effect of adoption of ASU 2018-02	0	0	0	(36,712)	(36,712)
Balance, December 31, 2018	$(413,575)	$8,505	$1,113	$85,156	$(318,801)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

13.    STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the AZDOI. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. Statutory accounting practices ("SAP") primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes and certain assets on a different basis.
Statutory net income (loss) of the Company amounted to $(852) million, $3,911 million and $(2,018) million for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory surplus of the Company amounted to $6,396 million and $8,059 million at December 31, 2018 and 2017, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus, as of December 31 of the preceding year, or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company is not permitted to pay a dividend in 2019 without prior notification.
In December, September, June and March, 2018, the Company paid an extra-ordinary dividend of $225 million, $250 million, $250 million and $300 million, respectively, to its parent, PAI, which was recorded as a return of capital. In December, September, and June, 2017, the Company paid an extra-ordinary dividend of $650 million, $200 million and $100 million, respectively to PAI, which was recorded as a return of capital. In December, 2016, the Company paid an extra-ordinary dividend of $1,140 million to PAI, which was recorded as a return of capital.
14.    RELATED PARTY TRANSACTIONS
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for each of the years ended December 31, 2018, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $0.5 million, $0.9 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2 million, $1 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $2 million for each of the years ended December 31, 2018, 2017 and 2016.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $122 million, $109 million and $108 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $15 million, $14 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $12 million, $13 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income (Loss).
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $228 million and $111 million as of December 31, 2018 and 2017, respectively. "Net investment income" related to these ventures includes a gain of $1 million, $9 million and $5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and the Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $105 million, $111 million and $112 million for the years ended December 31, 2018, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income (Loss).
Affiliated Notes Receivable
Affiliated notes receivable included in "Receivables from parent and affiliates" at December 31, were as follows:

	Maturity Dates			Interest Rates			2018	2017
							(in thousands)
U.S. dollar floating rate notes			2028	3.83%	-	4.25%	$34,008	$34,268
U.S. dollar fixed rate notes	2027	-	2027	8.15%	-	14.85%	3,184	3,877
Total long-term notes receivable - affiliated(1)							$37,192	$38,145

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.
The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.
Accrued interest receivable related to these loans was $0.3 million and $0.2 million as of December 31, 2018 and 2017, respectively, and is included in “Other assets”. Revenues related to these loans were $0.4 million, $0.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in “Asset administration fees and other income”.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within APIC and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2018 and 2017:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss), Net of Tax
				(in thousands)
Pruco Life	January 2017	Sale	Fixed Maturities	$29	$29	$0	$0
Prudential Insurance	October 2017	Sale	Commercial Mortgages	$131,953	$128,529	$0	$2,226
Gibraltar Universal Life Reinsurance Company	October 2017	Purchase	Fixed Maturities	$113,686	$96,583	$0	$(11,117)
Prudential Insurance	December 2017	Purchase	Other long-term investments - Derivatives	$171,363	$171,363	$0	$0
Prudential Insurance	December 2017	Sale	Fixed Maturities	$13,793	$7,113	$0	$4,342
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturities	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturities	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0
Prudential Insurance	July 2018	Sale	Fixed Maturities	$11,160	$9,277	$0	$1,488
Prudential Insurance	August 2018	Sale	Commercial Mortgages	$13,414	$13,165	$0	$196
Prudential Insurance	December 2018	Purchase	Fixed Maturities	$33,256	$33,166	$0	$(71)
Prudential Agricultural Investors LP	December 2018	Transfer Out	Other Invested Assets - Privates	$7,324	$7,324	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Debt Agreements
The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The debt issued during the second quarter of 2016 in the table below was assigned from affiliates as part of the Variable Annuities Recapture, as described further in Note 1. The following table provides the breakout of the Company's short and long-term debt to affiliates:

Affiliate	Date Issued	Amount of Notes - December 31, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	0	18,734	2.60%	12/15/2018
Prudential Insurance	4/20/2016	0	25,000	2.60%	12/15/2018
Prudential Insurance	4/20/2016	46,835	46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	50,000	50,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	34,000	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$928,165	$971,899
The total interest expense to the Company related to loans and other payables to affiliates was $58 million, $66 million and $53 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Contributed Capital and Dividends
Through December 31, 2018 and 2017, the Company did not receive any capital contributions. In June of 2016, the Company received a capital contribution in the amount of $8,422 million from PAI, related to the Variable Annuities Recapture, as discussed in Note 1.
In March, June, September and December of 2018, there was a $300 million, $250 million, $250 million and $225 million return of capital, respectively, to PAI. In June, September and December of 2017, there was a $100 million, $200 million and $650 million return of capital, respectively, to PAI. In December of 2016, there was a $1,140 million return of capital to PAI.
Reinsurance with Affiliates
As discussed in Note 10, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund $4 million and $37 million of commercial loans as of December 31, 2018 and 2017, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $271 million and $134 million as of December 31, 2018 and 2017, respectively.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Unclaimed Property
In 2011 the New York Attorney General subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, in 2011 the New York Office of Unclaimed Funds commenced an audit of the Company’s compliance with New York’s unclaimed property laws.
Securities Lending and Foreign Tax Reclaim Matter
In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor ("DOL"), and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting Prudential Financial that limited the availability of loanable securities. Prudential Financial has removed the restriction and implemented a remediation plan for the benefit of customers. As part of Prudential Financial’s review of this matter, in 2018 it further self-reported to the SEC, and notified other regulators, that in some cases it failed to timely process foreign tax reclaims for the separate account investments. Prudential Financial has corrected the foreign tax reclaim process and has implemented a remediation plan for the benefit of customers.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
16.    CONTRACT WITHDRAWAL PROVISIONS
Most of the Company’s separate account liabilities are subject to discretionary withdrawal by contractholders at market value. Separate account assets, which are carried at fair value, are adequate to pay such withdrawals, which are generally subject to surrender charges ranging from 9% to 1% for contracts held less than 10 years.

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31

2018	(in thousands)
Total revenues	$1,331,262	$769,260	$826,028	$988,030
Total benefits and expenses	539,327	517,619	561,865	451,549
Income (loss) from operations before income taxes	791,935	251,641	264,163	536,481
Net income (loss)	$635,679	$202,546	$412,236	$432,255
2017 (1)
Total revenues	$766,669	$(726,666)	$1,949,155	$314,778
Total benefits and expenses	386,941	(165,242)	597,242	367,400
Income (loss) from operations before income taxes	379,728	(561,424)	1,351,913	(52,622)
Net income (loss)	$262,358	$(400,583)	$938,926	$(884,205)
(1) The variability in the quarterly results for 2017 was primarily due to NPR gains/losses as a result of credit spread widening/tightening coupled with $882 million tax expense impact due to the enactment of the Tax Act of 2017 on December 22, 2017. See Note 11 for additional information.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2018 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2019 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018 (the “Proxy Statement”).
Item 14. Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	44
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2018	120
	Any remaining schedules provided for in the applicable SEC regulations are omitted because they are either inapplicable or the relevant information is provided elsewhere within this Form 10-K.
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
31.1 Section 302 Certification of the Chief Executive Officer.
31.2 Section 302 Certification of the Chief Financial Officer.
32.1 Section 906 Certification of the Chief Executive Officer.
32.2 Section 906 Certification of the Chief Financial Officer.

Prudential Annuities Life Assurance Corporation
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2018
(in thousands)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,240,519	$4,884,091	$4,884,091
Obligations of U.S. states and their political subdivisions	133,670	131,164	131,164
Foreign governments	199,044	199,636	199,636
Asset-backed securities	505,862	505,244	505,244
Residential mortgage-backed securities	48,622	49,414	49,414
Commercial mortgage-backed securities	364,601	361,880	361,880
Public utilities	572,791	565,510	565,510
Certificates of deposit	0	0	0
All other corporate bonds	3,091,931	3,046,569	3,046,569
Redeemable preferred stock	29,425	28,165	28,165
Total fixed maturities, available-for-sale	$10,186,465	$9,771,673	$9,771,673
Equity securities:
Common stocks:
Other common stocks	$11,519	$12,341	$12,341
Mutual funds	4,902	4,908	4,908
Perpetual preferred stocks	2,344	3,364	3,364
Total equity securities, at fair value	$18,765	$20,613	$20,613
Fixed maturities, trading	$294,549	$289,752	$289,752
Commercial mortgage and other loans(2)	1,353,478		1,353,478
Policy loans	12,805		12,805
Short-term investments	37,568		37,568
Other invested assets	348,541		348,541
Total investments	$12,252,171		$11,834,430

(1)	For fixed maturities available-for-sale, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At carrying value, which is net of allowance for credit losses.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shelton, and State of Connecticut on the 7th day of March 2019.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)
By:	/s/ Kent D. Sluyter
Kent D. Sluyter
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2019.

Signature	Title

/s/ Kent D. Sluyter	President,
Kent D. Sluyter	Chief Executive Officer and Director

/s/ John Chieffo	Executive Vice President,
John Chieffo	Chief Financial Officer, Principal Accounting Officer and Director

* Caroline A. Feeney	Director
Caroline A. Feeney

* Nandini Mongia	Director
Nandini Mongia

* Arthur W. Wallace	Director
Arthur W. Wallace

* Candace J. Woods	Director
Candace J. Woods

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)