Form 10-Q
period 2019-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2019-05-09
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 033-44202
_________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable	Not Applicable
As of May 9, 2019, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
March 31, 2019 and December 31, 2018 (in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 – $11,736,191; 2018 – $10,186,465)	$11,700,494	$9,771,673
Fixed maturities, trading, at fair value (amortized cost: 2019 – $327,977; 2018 – $294,549)	335,751	289,752
Equity securities, at fair value (cost: 2019 – $23,456; 2018 – $18,765)	26,247	20,613
Commercial mortgage and other loans	1,268,377	1,353,478
Policy loans	12,664	12,805
Short-term investments	123,310	37,568
Other invested assets (includes $8,200 and $50,945 measured at fair value at March 31, 2019 and December 31, 2018, respectively)	334,737	348,541
Total investments	13,801,580	11,834,430
Cash and cash equivalents	2,396,595	4,503,534
Deferred policy acquisition costs	4,496,083	4,447,505
Accrued investment income	96,245	90,895
Reinsurance recoverables	592,751	572,102
Income taxes	884,114	964,521
Value of business acquired	33,012	33,222
Deferred sales inducements	881,464	889,598
Receivables from parent and affiliates	15,676	46,381
Other assets	101,856	85,310
Separate account assets	33,071,354	31,210,346
TOTAL ASSETS	$56,370,730	$54,677,844
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$10,346,448	$9,368,986
Policyholders’ account balances	5,465,749	5,353,596
Payables to parent and affiliates	197,220	30,846
Cash collateral for loaned securities	0	384
Short-term debt	140,569	140,569
Long-term debt	653,596	787,596
Reinsurance payables	268,835	232,937
Other liabilities	406,009	811,016
Separate account liabilities	33,071,354	31,210,346
Total liabilities	50,549,780	47,936,276
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	5,875,436	6,120,436
Retained earnings	42,610	943,005
Accumulated other comprehensive income (loss)	(99,596)	(324,373)
Total equity	5,820,950	6,741,568
TOTAL LIABILITIES AND EQUITY	$56,370,730	$54,677,844

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019 and 2018 (in thousands)

	Three Months Ended March 31,
	2019	2018
REVENUES
Premiums	$17,265	$21,034
Policy charges and fee income	507,934	555,290
Net investment income	125,069	96,711
Asset administration fees and other income	109,388	99,537
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,857)	(286)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(168)	0
Other realized investment gains (losses), net	(1,340,194)	558,976
Total realized investment gains (losses), net	(1,342,219)	558,690
Total revenues	(582,563)	1,331,262
BENEFITS AND EXPENSES
Policyholders’ benefits	7,950	35,026
Interest credited to policyholders’ account balances	10,427	69,570
Amortization of deferred policy acquisition costs	(10,091)	156,433
Commission expense	230,192	235,321
General, administrative and other expenses	58,163	42,977
Total benefits and expenses	296,641	539,327
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(879,204)	791,935
Income tax expense (benefit)	20,820	156,256
NET INCOME (LOSS)	$(900,024)	$635,679
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	100	(767)
Net unrealized investment gains (losses)	284,428	(176,279)
Total	284,528	(177,046)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	59,751	(37,180)
Other comprehensive income (loss), net of tax	224,777	(139,866)
Comprehensive income (loss)	$(675,247)	$495,813

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(1)			(371)	0	(371)
Return of capital		(245,000)			(245,000)
Comprehensive income:
Net income (loss)			(900,024)		(900,024)
Other comprehensive income (loss), net of tax				224,777	224,777
Total comprehensive income (loss)					(675,247)
Balance, March 31, 2019	$2,500	$5,875,436	$42,610	$(99,596)	$5,820,950

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$7,145,436	$(776,762)	$(90,124)	$6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Return of capital		(300,000)			(300,000)
Comprehensive income:
Net income (loss)			635,679		635,679
Other comprehensive income (loss), net of tax				(139,866)	(139,866)
Total comprehensive income (loss)					495,813
Balance, March 31, 2018	$2,500	$6,845,436	$(104,032)	$(266,707)	$6,477,197

(1) Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(900,024)	$635,679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(259)	(677)
Realized investment (gains) losses, net	1,342,219	(558,690)
Depreciation and amortization	(1,162)	4,017
Interest credited to policyholders’ account balances	10,427	69,570
Change in:
Future policy benefits	235,812	261,254
Accrued investment income	(5,350)	19,762
Net receivables from/payables to parent and affiliates	8,156	13,302
Deferred sales inducements	(327)	(483)
Deferred policy acquisition costs	(107,724)	76,645
Income taxes	20,754	156,193
Reinsurance recoverables, net	21,307	8,358
Derivatives, net	(428,685)	(1,218,557)
Other, net (1)	(4,705)	20,487
Cash flows from (used in) operating activities	190,439	(513,140)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	271,473	1,345,164
Fixed maturities, trading	36	99,578
Equity securities	802	1,271
Commercial mortgage and other loans	105,399	11,021
Policy loans	341	257
Other invested assets	18,880	1,161
Short-term investments	19,885	697,805
Payments for the purchase/origination of:
Fixed maturities, available for sale	(2,232,403)	(612,334)
Fixed maturities, trading	(33,423)	0
Equity securities	(5,570)	(1,183)
Commercial mortgage and other loans	(20,112)	(87,238)
Policy loans	(76)	(55)
Other invested assets	(37,103)	(25,150)
Short-term investments	(105,029)	0
Notes receivable from parent and affiliates, net	34,008	2,842
Derivatives, net	(21,069)	(1,085)
Other, net	(1)	0
Cash flows from (used in) investing activities	(2,003,962)	1,432,054
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(384)	(9,743)
Repayments of debt (maturities longer than 90 days)	(134,000)	0
Drafts outstanding	(3,671)	(6,790)
Distribution to Parent	(245,000)	(300,000)
Policyholders' account deposits	964,888	737,762
Ceded policyholders' account deposits	(7,215)	(21,526)
Policyholders' account withdrawals	(884,357)	(693,903)
Ceded policyholders' account withdrawals	16,323	8,254
Cash flows from (used in) financing activities	(293,416)	(285,946)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,106,939)	632,968
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,503,534	1,639,939
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,396,595	$2,272,907

(1) Prior period amounts have been reclassified to conform to current period presentation.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2019 and 2018.
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

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. In addition, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within the Company and Prudential Insurance, as applicable.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; value of business acquired and its amortization; amortization of deferred sales inducements ("DSI"); valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

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

ASU adopted during the three months ended March 31, 2019.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The impact of the cumulative-effect adjustment to retained earnings was immaterial.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting. The ASU eliminates separate measurement and recording of hedge ineffectiveness. It requires entities to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported and also requires expanded disclosures.
January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The impact of the cumulative-effect adjustment to retained earnings and accumulated other comprehensive income (loss) ("AOCI") related to ineffectiveness of the hedge instruments outstanding at the date of the adoption was immaterial. See Note 4 for additional required disclosures.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

ASU issued but not yet adopted as of March 31, 2019 — ASU 2018-12

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other ASU issued but not yet adopted as of March 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

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
The Company does not plan to early adopt this ASU and is currently assessing its impact on the Company’s Financial Statements and Notes to the Financial Statements.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,541,281	$128,893	$232,980	$6,437,194	$0
Obligations of U.S. states and their political subdivisions	132,943	2,309	153	135,099	0
Foreign government bonds	203,645	7,991	162	211,474	0
U.S. public corporate securities	1,590,583	47,315	18,172	1,619,726	0
U.S. private corporate securities	1,050,716	24,133	10,624	1,064,225	0
Foreign public corporate securities	297,301	5,573	1,626	301,248	0
Foreign private corporate securities	912,013	18,537	14,241	916,309	0
Asset-backed securities(1)	512,855	3,353	3,239	512,969	(12)
Commercial mortgage-backed securities	411,390	7,603	2,260	416,733	0
Residential mortgage-backed securities(2)	83,464	2,399	346	85,517	0
Total fixed maturities, available-for-sale	$11,736,191	$248,106	$283,803	$11,700,494	$(12)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $3.3 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,240,519	$20,065	$376,493	$4,884,091	$0
Obligations of U.S. states and their political subdivisions	133,670	621	3,127	131,164	0
Foreign government bonds	199,044	4,748	4,156	199,636	0
U.S. public corporate securities	1,498,130	26,425	50,582	1,473,973	0
U.S. private corporate securities	1,070,400	15,430	22,877	1,062,953	0
Foreign public corporate securities	296,029	1,888	6,831	291,086	0
Foreign private corporate securities	829,588	10,415	27,771	812,232	0
Asset-backed securities(1)	505,862	3,147	3,765	505,244	(16)
Commercial mortgage-backed securities	364,601	2,770	5,491	361,880	0
Residential mortgage-backed securities(2)	48,622	1,290	498	49,414	0
Total fixed maturities, available-for-sale	$10,186,465	$86,799	$501,591	$9,771,673	$(16)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$3,443,363	$232,980	$3,443,363	$232,980
Obligations of U.S. states and their political subdivisions	0	0	33,474	153	33,474	153
Foreign government bonds	107	7	32,005	155	32,112	162
U.S. public corporate securities	121,372	2,518	510,344	15,654	631,716	18,172
U.S. private corporate securities	57,980	3,187	367,284	7,437	425,264	10,624
Foreign public corporate securities	16,098	255	86,214	1,371	102,312	1,626
Foreign private corporate securities	175,953	3,541	183,723	10,700	359,676	14,241
Asset-backed securities	307,379	2,780	31,211	459	338,590	3,239
Commercial mortgage-backed securities	0	0	152,283	2,260	152,283	2,260
Residential mortgage-backed securities	0	0	10,296	346	10,296	346
Total fixed maturities, available-for-sale	$678,889	$12,288	$4,850,197	$271,515	$5,529,086	$283,803

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$367,796	$4,844	$3,304,663	$371,649	$3,672,459	$376,493
Obligations of U.S. states and their political subdivisions	25,764	322	83,950	2,805	109,714	3,127
Foreign government bonds	98,437	2,346	58,975	1,810	157,412	4,156
U.S. public corporate securities	627,589	28,474	386,599	22,108	1,014,188	50,582
U.S. private corporate securities	269,545	7,755	422,498	15,122	692,043	22,877
Foreign public corporate securities	97,367	2,521	107,286	4,310	204,653	6,831
Foreign private corporate securities	373,891	19,217	116,743	8,554	490,634	27,771
Asset-backed securities	358,668	3,501	24,529	264	383,197	3,765
Commercial mortgage-backed securities	45,432	355	159,638	5,136	205,070	5,491
Residential mortgage-backed securities	34	1	13,775	497	13,809	498
Total fixed maturities, available-for-sale	$2,264,523	$69,336	$4,678,656	$432,255	$6,943,179	$501,591

As of March 31, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $276.8 million and $485.7 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.0 million and $15.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2019, the $271.5 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the consumer non-cyclical, utility and finance sectors. As of December 31, 2018, the $432.3 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$191,944	$192,769
Due after one year through five years	1,198,681	1,210,583
Due after five years through ten years	1,440,920	1,477,358
Due after ten years	7,896,937	7,804,565
Asset-backed securities	512,855	512,969
Commercial mortgage-backed securities	411,390	416,733
Residential mortgage-backed securities	83,464	85,517
Total fixed maturities, available-for-sale	$11,736,191	$11,700,494

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$131,769	$1,234,653
Proceeds from maturities/prepayments	144,443	115,857
Gross investment gains from sales and maturities	1,950	112
Gross investment losses from sales and maturities	(656)	(73,625)
OTTI recognized in earnings(2)	(2,025)	(286)

(1)	Includes $4.7 million and $5.3 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2019 and 2018, respectively.

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

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$(209)	$792
New credit loss impairments	1,343	0
Increases due to the passage of time on previously recorded credit losses	0	1
Reductions for securities which matured, paid down, prepaid or were sold during the period	0	(2)
Balance, end of period	$1,134	$791

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income”, was $0.9 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$270,922	21.3%	$304,644	22.4%
Hospitality	4,825	0.4	3,633	0.3
Industrial	355,400	28.0	355,758	26.2
Office	278,439	21.9	305,537	22.5
Other	138,470	10.9	137,781	10.2
Retail	169,617	13.3	194,646	14.4
Total commercial mortgage loans	1,217,673	95.8	1,301,999	96.0
Agricultural property loans	53,408	4.2	54,375	4.0
Total commercial mortgage and agricultural property loans by property type	1,271,081	100.0%	1,356,374	100.0%
Allowance for credit losses	(2,704)		(2,896)
Total commercial mortgage and other loans	$1,268,377		$1,353,478

As of March 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (13%) and New York (7%)) and included loans secured by properties in Europe (12%) and Australia (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$2,616	$34	$2,650
Addition to (release of) allowance for credit losses	245	1	246
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,861	35	2,896
Addition to (release of) allowance for credit losses	(205)	13	(192)
Charge-offs, net of recoveries	0	0	0
Balance at March 31, 2019	$2,656	$48	$2,704

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,656	48	2,704
Total ending balance(1)	$2,656	$48	$2,704
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,217,673	53,408	1,271,081
Total ending balance(1)	$1,217,673	$53,408	$1,271,081

(1)	As of March 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,861	35	2,896
Total ending balance(1)	$2,861	$35	$2,896
Recorded investment(2):
Individually evaluated for impairment	$0	$3,439	$3,439
Collectively evaluated for impairment	1,301,999	50,936	1,352,935
Total ending balance(1)	$1,301,999	$54,375	$1,356,374

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$670,461	$18,919	$0	$689,380
60%-69.99%	392,595	18,656	0	411,251
70%-79.99%	160,246	7,190	0	167,436
80% or greater	2,000	0	1,014	3,014
Total commercial mortgage and agricultural property loans	$1,225,302	$44,765	$1,014	$1,271,081

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,217,673	$0	$0	$0	$1,217,673	$0
Agricultural property loans	53,408	0	0	0	53,408	0
Total	$1,271,081	$0	$0	$0	$1,271,081	$0

(1)	As of March 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,301,999	$0	$0	$0	$1,301,999	$0
Agricultural property loans	54,375	0	0	0	54,375	0
Total	$1,356,374	$0	$0	$0	$1,356,374	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

For the three months ended March 31, 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $101 million of commercial mortgage and other loans sold. For the three months ended March 31, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$24,851	$23,844
Hedge funds	183,801	179,014
Real estate-related	117,885	94,738
Subtotal equity method	326,537	297,596
Fair value:
Private equity	4,027	4,142
Hedge funds	265	263
Real estate-related	3,906	3,562
Subtotal fair value	8,198	7,967
Total LPs/LLCs	334,735	305,563
Derivative instruments	2	42,978
Total other invested assets	$334,737	$348,541

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$92,211	$76,051
Fixed maturities, trading	2,365	601
Equity securities, at fair value	73	68
Commercial mortgage and other loans	11,732	13,493
Policy loans	59	135
Short-term investments and cash equivalents	13,740	6,527
Other invested assets	8,842	3,630
Gross investment income	129,022	100,505
Less: investment expenses	(3,953)	(3,794)
Net investment income	$125,069	$96,711

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities(1)	$(731)	$(73,799)
Commercial mortgage and other loans	(781)	(620)
LPs/LLCs	0	0
Derivatives	(1,340,928)	633,120
Short-term investments and cash equivalents	221	(11)
Realized investment gains (losses), net	$(1,342,219)	$558,690

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$3,283	$(3,334)
Fixed maturity securities, available-for-sale — all other	(38,980)	(411,458)
Derivatives designated as cash flow hedges(1)	(2,184)	(3,849)
Affiliated notes	646	658
Other investments	1,075	1,074
Net unrealized gains (losses) on investments	$(36,160)	$(416,909)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$0	$0	$0
U.S. public corporate securities	0	0	0	384	0	384
Total cash collateral for loaned securities(1)	$0	$0	$0	$384	$0	$384

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	March 31, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$838,657	$33,158	$(20,530)	$768,075	$33,348	$(21,794)
Total Derivatives Designated as Hedge Accounting Instruments	$838,657	$33,158	$(20,530)	$768,075	$33,348	$(21,794)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$2,867,600	$463	$(7,020)	$908,100	$4,380	$(664)
Interest Rate Swaps	86,415,325	3,904,603	(1,093,824)	82,172,825	3,344,033	(1,395,270)
Interest Rate Options	18,435,000	159,096	(268,250)	19,255,000	139,765	(245,523)
Interest Rate Forwards	501,438	29,715	0	1,713,947	56,562	(1,976)
Foreign Currency
Foreign Currency Forwards	20,058	154	(55)	19,467	287	(27)
Currency/Interest Rate
Foreign Currency Swaps	216,835	10,332	(1,580)	231,245	11,659	(2,850)
Credit
Credit Default Swaps	100	0	(2)	0	0	0
Equity
Equity Futures	1,188,970	0	(6,867)	860,718	0	(6,629)
Total Return Swaps	14,958,889	69,834	(519,910)	14,456,836	986,130	(53,235)
Equity Options	27,295,620	260,594	(342,643)	26,861,807	271,630	(412,821)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$151,899,835	$4,434,791	$(2,240,151)	$146,479,945	$4,814,446	$(2,118,995)
Total Derivatives(1)(2)	$152,738,492	$4,467,949	$(2,260,681)	$147,248,020	$4,847,794	$(2,140,789)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

The fair value of the embedded derivatives, included in "Future policy benefits", was a net liability of $9,317 million and $8,332 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was a net asset of $250 million and $234 million as of March 31, 2019 and December 31, 2018, respectively, included in "Reinsurance recoverables". See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life, included in "Reinsurance recoverables" or "Reinsurance payables", was a net asset of $34 million and $6 million as of March 31, 2019 and December 31, 2018, respectively.

The fair value of the embedded derivatives, included in "Policyholders' account balances", was a net liability of $81 million and $42 million as of March 31, 2019 and December 31, 2018, respectively, with no related reinsurance recoverables.

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

	March 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,467,949	$(4,467,947)	$2	$0	$2
Securities purchased under agreements to resell	1,003,000	0	1,003,000	(1,003,000)	0
Total Assets	$5,470,949	$(4,467,947)	$1,003,002	$(1,003,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$2,260,681	$(2,095,054)	$165,627	$(66,349)	$99,278
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,260,681	$(2,095,054)	$165,627	$(66,349)	$99,278

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,847,794	$(4,804,816)	$42,978	$0	$42,978
Securities purchased under agreements to resell	675,000	0	675,000	(675,000)	0
Total Assets	$5,522,794	$(4,804,816)	$717,978	$(675,000)	$42,978
Offsetting of Financial Liabilities:
Derivatives(1)	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(321)	$2,733	$(1,559)	$1,623
Total cash flow hedges	(321)	2,733	(1,559)	1,623
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	992,444	0	0	0
Currency	(186)	0	0	0
Currency/Interest Rate	1,831	0	3	0
Credit	(1)	0	0	0
Equity	(1,650,110)	0	0	0
Embedded Derivatives	(684,585)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(1,340,607)	0	3	0
Total	$(1,340,928)	$2,733	$(1,556)	$1,623

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(838)	$1,615	$(3,994)	$(12,971)
Total cash flow hedges	(838)	1,615	(3,994)	(12,971)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,183,795)	0	0	0
Currency	(470)	0	0	0
Currency/Interest Rate	(12,494)	0	(55)	0
Equity	12,066	0	0	0
Embedded Derivatives	1,818,651	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	633,958	0	(55)	0
Total	$633,120	$1,615	$(4,049)	$(12,971)

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$(3,849)
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	42
Amount recorded in AOCI
Currency/Interest Rate	2,476
Total amount recorded in AOCI	2,476
Amount reclassified from AOCI to income
Currency/Interest Rate	(853)
Total amount reclassified from AOCI to income	(853)
Balance, March 31, 2019	$(2,184)

(1) See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2019 values, it is estimated that a pre-tax gain of $11 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2020, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

There were no material amounts reclassified from AOCI into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of March 31, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0.1 million and $0.0 million reported as of March 31, 2019 and December 31, 2018 respectively with a fair value of $0.0 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,428,415	$8,779	$0	$6,437,194
Obligations of U.S. states and their political subdivisions	0	135,099	0	0	135,099
Foreign government bonds	0	211,474	0	0	211,474
U.S. corporate public securities	0	1,619,726	0	0	1,619,726
U.S. corporate private securities	0	1,010,861	53,364	0	1,064,225
Foreign corporate public securities	0	301,031	217	0	301,248
Foreign corporate private securities	0	885,090	31,219	0	916,309
Asset-backed securities(2)	0	493,289	19,680	0	512,969
Commercial mortgage-backed securities	0	386,155	30,578	0	416,733
Residential mortgage-backed securities	0	85,517	0	0	85,517
Subtotal	0	11,556,657	143,837	0	11,700,494
Fixed maturities, trading	0	335,751	0	0	335,751
Equity securities	5,324	5,307	5,616	0	16,247
Short-term investments	0	115,560	0	0	115,560
Cash equivalents	499,687	831,841	0	0	1,331,528
Other invested assets(3)	463	4,467,486	0	(4,467,947)	2
Reinsurance recoverables	0	0	283,991	0	283,991
Receivables from parent and affiliates	0	3,171	0	0	3,171
Subtotal excluding separate account assets	505,474	17,315,773	433,444	(4,467,947)	13,786,744
Separate account assets(4)	0	33,071,354	0	0	33,071,354
Total assets	$505,474	$50,387,127	$433,444	$(4,467,947)	$46,858,098
Future policy benefits(5)	$0	$0	$9,316,905	$0	$9,316,905
Policyholders' account balances	0	0	80,579	0	80,579
Payables to parent and affiliates	0	2,246,793	0	(2,094,591)	152,202
Other liabilities	13,888	0	0	(463)	13,425
Total liabilities	$13,888	$2,246,793	$9,397,484	$(2,095,054)	$9,563,111

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,875,959	$8,132	$0	$4,884,091
Obligations of U.S. states and their political subdivisions	0	131,164	0	0	131,164
Foreign government bonds	0	199,636	0	0	199,636
U.S. corporate public securities	0	1,473,973	0	0	1,473,973
U.S. corporate private securities	0	1,008,632	54,321	0	1,062,953
Foreign corporate public securities	0	291,086	0	0	291,086
Foreign corporate private securities	0	781,101	31,131	0	812,232
Asset-backed securities(2)	0	495,908	9,336	0	505,244
Commercial mortgage-backed securities	0	361,880	0	0	361,880
Residential mortgage-backed securities	0	49,414	0	0	49,414
Subtotal	0	9,668,753	102,920	0	9,771,673
Fixed maturities, trading	0	289,752	0	0	289,752
Equity securities	4,896	12	5,705	0	10,613
Short-term investments	0	29,818	0	0	29,818
Cash equivalents	1,098,903	2,593,456	0	0	3,692,359
Other invested assets(3)	4,380	4,843,414	0	(4,804,816)	42,978
Reinsurance recoverables	0	0	239,911	0	239,911
Receivables from parent and affiliates	0	37,193	0	0	37,193
Subtotal excluding separate account assets	1,108,179	17,462,398	348,536	(4,804,816)	14,114,297
Separate account assets(4)	0	31,210,346	0	0	31,210,346
Total assets	$1,108,179	$48,672,744	$348,536	$(4,804,816)	$45,324,643
Future policy benefits(5)	$0	$0	$8,332,474	$0	$8,332,474
Policyholders' account balances	0	0	42,350	0	42,350
Payables to parent and affiliates	0	2,133,496	0	(2,133,496)	0
Other liabilities	7,293	0	0	(664)	6,629
Total liabilities	$7,293	$2,133,496	$8,374,824	$(2,134,160)	$8,381,453

(1)
“Netting” amounts represent cash collateral of $2,373 million and $2,671 million as of March 31, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2019 and December 31, 2018, the fair values of such investments were $8.2 million and $8.0 million, respectively.

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

(5)
As of March 31, 2019, the net embedded derivative liability position of $9,317 million includes $608 million of embedded derivatives in an asset position and $9,925 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8,332 million includes $625 million of embedded derivatives in an asset position and $8,957 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$14,957	Discounted cash flow	Discount rate	7.89%	20.00%	13.18%	Decrease
		Market Comparables(3)	EBITDA multiples(8)	6.7X	6.7X	6.7X	Increase
		Liquidation value	Liquidation value	13.18%	13.18%	13.18%	Increase
Reinsurance recoverables	$283,991	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$9,316,905	Discounted cash flow	Lapse rate(5)	1%	13%		Decrease
			Spread over LIBOR(6)	0.12%	1.35%		Decrease
			Utilization rate(7)	50%	97%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	15%	22%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$18,609	Discounted cash flow	Discount rate	7.00%		20.00%		11.30%		Decrease
		Market Comparables(3)	EBITDA multiples(8)	6.7	X	6.7	X	6.7	X	Increase
		Liquidation	Liquidation value	41.00%		41.00%		41.00%		Increase
Reinsurance recoverables	$239,911	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,332,474	Discounted cash flow	Lapse rate(5)	1%		13%				Decrease
			Spread over LIBOR(6)	0.36%		1.60%				Decrease
			Utilization rate(7)	50%		97%				Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%		15%				Decrease
			Equity volatility curve	18%		22%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale.

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

(6)
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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$647	$0	$0	$0	$0	$0	$0	$8,779	$0
Corporate Securities(4)	85,452	610	3,226	0	0	(5,463)	0	975	0	84,800	(1,996)
Structured Securities(5)	9,336	145	44,273	0	0	(4,047)	0	551	0	50,258	(2)
Other assets:
Equity securities	5,705	106	0	(195)	0	0	0	0	0	5,616	118
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	239,911	17,625	4,559	0	0	0	21,896	0	0	283,991	17,625
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(8,332,474)	(727,090)	0	0	(257,341)	0	0	0	0	(9,316,905)	(790,926)
Policyholders' account balances	(42,350)	(7,983)	0	0	(30,246)	0	0	0	0	(80,579)	(7,983)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(725)	$0	$1,441	$39	$(1,998)	$0
Other assets:
Equity securities	0	106	0	0	0	118
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	17,625	0	0	0	17,625	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(727,090)	0	0	0	(790,926)	0
Policyholders' account balances	(7,983)	0	0	0	(7,983)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2018(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$5,237	$0	$645	$0	$0	$0	$0	$0	$0	$5,882	$0
Corporate Securities(4)	95,206	1,179	151	(36)	0	(6,035)	23	0	(215)	90,273	(76)
Structured Securities(5)	185,358	(100)	63,810	0	0	(8,899)	0	41,954	(25,879)	256,244	0
Other assets:
Equity securities	9,758	712	0	0	0	0	147	0	0	10,617	0
Other invested assets	147	0	0	0	0	0	(147)	0	0	0	0
Short-term investments	87	(53)	0	0	0	0	(23)	0	0	11	0
Reinsurance recoverables	244,006	(41,042)	4,850	0	0	0	(12,317)	0	0	195,497	(38,617)
Receivables from parent and affiliates	0	(106)	0	0	0	0	0	34,269	0	34,163	0
Liabilities:
Future policy benefits	(8,151,902)	1,828,612	0	0	(254,920)	0	0	0	0	(6,578,210)	1,745,629
Policyholders' account balances	0	0	0	0	0	0	0	0	0	0	0
Reinsurance payable	0	0	0	0	0	0	(129)	0	0	(129)	(12,317)

	Three Months Ended March 31, 2018(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(66)	$0	$1,050	$95	$(76)	$0
Other assets:
Equity securities	0	712	0	0	0	0
Other invested assets	0	0	0	0	0	0
Short-term investments	(53)	0	0	0	0	0
Reinsurance recoverables	(41,042)	0	0	0	(38,617)	0
Receivables from parent and affiliates	0	0	(106)	0	0	0
Liabilities:
Future policy benefits	1,828,612	0	0	0	1,745,629	0
Policyholders' account balances	0	0	0	0	0	0
Reinsurance payable	0	0	0	0	(12,317)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Other, primarily represents reclassifications of certain assets and liabilities between reporting categories.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(6)	Prior period amounts have been updated to conform to current period presentation.

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

	March 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,280,080	$1,280,080	$1,268,377
Policy loans	0	0	12,664	12,664	12,664
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	62,067	1,003,000	0	1,065,067	1,065,067
Accrued investment income	0	96,245	0	96,245	96,245
Reinsurance recoverables	0	0	54,113	54,113	54,113
Receivables from parent and affiliates	0	12,505	0	12,505	12,505
Other assets	0	5,823	0	5,823	5,823
Total assets	$69,817	$1,117,573	$1,346,857	$2,534,247	$2,522,544
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$752,629	$752,629	$753,178
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	140,329	0	140,329	140,569
Long-term debt	0	675,041	0	675,041	653,596
Reinsurance payables	0	0	54,113	54,113	54,113
Payables to parent and affiliates	0	45,018	0	45,018	45,018
Other liabilities	0	142,407	0	142,407	142,407
Separate account liabilities - investment contracts	0	70	0	70	70
Total liabilities	$0	$1,002,865	$806,742	$1,809,607	$1,788,951

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,339,707	$1,339,707	$1,353,478
Policy loans	0	0	12,805	12,805	12,805
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	136,175	675,000	0	811,175	811,175
Accrued investment income	0	90,895	0	90,895	90,895
Reinsurance recoverables	0	0	55,236	55,236	55,236
Receivables from parent and affiliates	0	9,188	0	9,188	9,188
Other assets	0	3,735	0	3,735	3,735
Total assets	$143,925	$778,818	$1,407,748	$2,330,491	$2,344,262
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$560,548	$560,548	$565,903
Cash collateral for loaned securities	0	384	0	384	384
Short-term debt	0	139,843	0	139,843	140,569
Long-term debt	0	791,670	0	791,670	787,596
Reinsurance payables	0	0	55,236	55,236	55,236
Payables to parent and affiliates	0	30,846	0	30,846	30,846
Other liabilities	0	554,162	0	554,162	554,162
Separate account liabilities - investment contracts	0	71	0	71	71
Total liabilities	$0	$1,516,976	$615,784	$2,132,760	$2,134,767

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    REINSURANCE

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its living benefit guarantees and variable annuity base contracts. Effective April, 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to affiliates. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance. This reinsurance covers new and in force business and excludes business reinsured externally.

In the fourth quarter of 2015, the Company surrendered its New York license and reinsured the majority of its New York business, both the living benefit guarantees and base contracts, to Prudential Insurance. See Note 1 for additional information. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables(1)	$592,751	$572,102
Deferred policy acquisition costs	3,762,300	3,703,166
Deferred sales inducements	481,564	476,608
Value of business acquired	(2,425)	(2,431)
Other assets	90,099	79,992
Policyholders’ account balances	3,132,527	3,098,537
Future policy benefits	6,439,923	5,680,939
Reinsurance payables(2)	268,835	232,937
Other liabilities	299,065	290,330

(1)	"Reinsurance recoverables" includes $0.2 million and $0 million of unaffiliated activity as of March 31, 2019 and December 31, 2018, respectively.

(2)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both March 31, 2019 and December 31, 2018.

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$342,343	$335,349
Pruco Life	250,235	236,716
Unaffiliated	173	37
Total reinsurance recoverables	$592,751	$572,102

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Premiums:
Direct	$8,054	$12,113
Assumed	9,095	10,181
Ceded	116	(1,260)
Net premiums	17,265	21,034
Policy charges and fee income:
Direct	121,611	145,713
Assumed	395,088	420,026
Ceded(1)	(8,765)	(10,449)
Net policy charges and fee income	507,934	555,290
Asset administration fees and other income:
Direct	38,745	26,033
Assumed	72,695	75,892
Ceded	(2,052)	(2,388)
Net asset administration fees and other income	109,388	99,537
Realized investment gains (losses), net:
Direct	(834,208)	(748,325)
Assumed	(515,709)	1,349,104
Ceded	7,698	(42,089)
Realized investment gains (losses), net	(1,342,219)	558,690
Policyholders' benefits (including change in reserves):
Direct	7,103	18,164
Assumed	2,357	17,892
Ceded(2)	(1,510)	(1,030)
Net policyholders' benefits (including change in reserves)	7,950	35,026
Interest credited to policyholders’ account balances:
Direct	6,010	36,388
Assumed	4,811	35,791
Ceded	(394)	(2,609)
Net interest credited to policyholders’ account balances	10,427	69,570
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	199,255	296,197

(1)	"Policy charges and fee income ceded" includes $0 million and $(0.2) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

(2)	"Policyholders' benefits (including change in reserves) ceded" includes $0.0 million and $(0.2) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision amounted to an income tax expense of $21 million, or (2.37)% of income (loss) from operations before income taxes in the first three months of 2019, compared to $156 million, or 19.73%, in the first three months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income and tax credits.

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2019 and 2018 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	100	282,844	282,944
Amounts reclassified from AOCI	0	1,584	1,584
Income tax benefit (expense)	(21)	(59,730)	(59,751)
Balance, March 31, 2019	$(999)	$(98,597)	$(99,596)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(7)	$(90,117)	$(90,124)
Change in OCI before reclassifications	(767)	(253,296)	(254,063)
Amounts reclassified from AOCI	0	77,017	77,017
Income tax benefit (expense)	161	37,019	37,180
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, March 31, 2018	$(615)	$(266,092)	$(266,707)

(1)
Includes cash flow hedges of $(2) million and $(4) million as of March 31, 2019 and December 31, 2018, respectively, and $(39) million and $(26) million as of March 31, 2018 and December 31, 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(853)	$(3,218)
Net unrealized investment gains (losses) on available-for-sale securities	(731)	(73,799)
Total net unrealized investment gains (losses)(4)	(1,584)	(77,017)
Total reclassifications for the period	$(1,584)	$(77,017)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits and other liabilities.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(3,334)	$(1,119)	$(68)	$27	$(4,494)
Net investment gains (losses) on investments arising during the period	6,786	0	0	(1,425)	5,361
Reclassification adjustment for (gains) losses included in net income	(77)	0	0	16	(61)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(92)	0	0	19	(73)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,074	0	(226)	848
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	115	(24)	91
Balance, March 31, 2019	$3,283	$(45)	$47	$(1,613)	$1,672

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and value of business acquired ("VOBA").

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(413,575)	$8,505	$1,113	$85,156	$(318,801)
Net investment gains (losses) on investments arising during the period	372,379	0	0	(78,199)	294,180
Reclassification adjustment for (gains) losses included in net income	1,661	0	0	(349)	1,312
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	92	0	0	(19)	73
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(84,466)	0	17,738	(66,728)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(13,044)	2,739	(10,305)
Balance, March 31, 2019	$(39,443)	$(75,961)	$(11,931)	$27,066	$(100,269)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $0.3 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million for both the three months ended March 31, 2019 and 2018.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million for both the three months ended March 31, 2019 and 2018.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.2 million for both the three months ended March 31, 2019 and 2018.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $24 million and $29 million for the three months ended March 31, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million for both the three months ended March 31, 2019 and 2018.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for both the three months ended March 31, 2019 and 2018. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $256 million and $228 million as of March 31, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $24 million and $27 million for the three months ended March 31, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at March 31, 2019 and December 31, 2018 were as follows:

	Maturity Dates	Interest Rates			March 31, 2019	December 31, 2018
					(in thousands)
U.S. dollar floating rate notes	2028	4.02%	-	4.23%	$0	$34,008
U.S. dollar fixed rate notes	2027	8.15%	-	14.85%	3,171	3,184
Total notes receivable - affiliated(1)					$3,171	$37,192

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.1 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were a loss of $0.2 million and a gain of $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and are included in “Asset administration fees and other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturities	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturities	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0
Prudential Insurance	July 2018	Sale	Fixed Maturities	$11,160	$9,277	$0	$1,488
Prudential Insurance	August 2018	Sale	Commercial Mortgages	$13,414	$13,165	$0	$196
Prudential Insurance	December 2018	Purchase	Fixed Maturities	$33,256	$33,166	$0	$(71)
Prudential Agricultural Investors LP	December 2018	Transfer Out	Other Invested Assets - Privates	$7,324	$7,324	$0	$0
Prudential Insurance	January 2019	Sale	Fixed Maturities	$20,504	$20,781	$0	$(277)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$97,953	$98,506	$0	$(554)
Prudential Insurance	March 2019	Purchase	Fixed Maturities	$141,476	$141,476	$0	$7,776

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of March 31, 2019 and December 31, 2018:

Affiliate	Date Issued	Amount of Notes - March 31, 2019	Amount of Notes - December 31, 2018	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$46,835	$46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	18,734	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	20,000	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	30,000	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	25,000	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	0	50,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity Company	6/28/2016	0	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$794,165	$928,165

The total interest expense to the Company related to loans and other payables to affiliates was $16 million for both the three months ended March 31, 2019 and 2018.

Contributed Capital and Dividends

Through March 2019 and December 31, 2018, the Company did not receive any capital contributions.

In March 2019, there was a $245 million return of capital, to PAI. In March, June, September and December of 2018, there was a $300 million, $250 million, $250 million and $225 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund $43 million and $4 million of commercial mortgage loans as of March 31, 2019 and December 31, 2018, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $210 million and $271 million as of March 31, 2019 and December 31, 2018, respectively.

Contingent Liabilities

On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to our customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 15 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

The DOL’s review of the securities lending matter is closed. Prudential Financial is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of both matters that would potentially involve charges under the Investment Advisers Act and financial remedies. Prudential Financial cannot predict the outcome of the discussions with the SEC regarding these matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2019, compared with December 31, 2018, and its results of operations for the three months ended March 31, 2019 and 2018. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). In addition, effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to affiliates and reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. Additionally, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within the Company and Prudential Insurance, as applicable.

Regulatory Developments

For information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield. Conversely, if interest rates were to decline, our reinvestment yield may fall below our overall portfolio yield, resulting in an unfavorable impact to earnings.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2019, we assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to 3.75% over ten years.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

March 31, 2019 versus December 31, 2018

Total assets increased $1.7 billion from $54.7 billion at December 31, 2018 to $56.4 billion at March 31, 2019. Significant components were:

•	Separate account assets increased $1.9 billion primarily driven by favorable market performance, partially offset by net outflows and policy charges;

Partially offsetting the increase to total assets were the following:

•
Total investments and cash and cash equivalents decreased $0.1 billion primarily driven by settlement timing of investment payable on open trades, a return of capital and debt repayment partially offset by an increase in cash flows from insurance operations and unrealized gains on investments due to a decrease in rates.

Total liabilities increased $2.6 billion, from $47.9 billion at December 31, 2018 to $50.5 billion at March 31, 2019. Significant components were:

•	Separate account liabilities increased $1.9 billion, corresponding to the increase in separate account assets described above;

•	Future policy benefits increased $1.0 billion primarily driven by non-performance risk ("NPR") spread tightening and declining rates, partially offset by favorable equity markets;

•	Payables to parent and affiliates increased $0.2 billion primarily driven by an increase in derivatives payable; and

•	Policyholders' account balances increased $0.1 billion primarily driven by fixed indexed annuity sales.

Partially offsetting these increases to total liabilities were the following:

•	Other liabilities decreased $0.4 billion primarily driven by a decrease in investment payable on open trades as a result of settlement timing; and

•	Long-term debt decreased $0.1 billion as a result of debt repayment.

Total equity decreased $0.9 billion from $6.7 billion at December 31, 2018 to $5.8 billion at March 31, 2019, primarily driven by after-tax loss of $0.9 billion for the three months ended March 31, 2019 and a return of capital of $0.2 billion, partially offset by unrealized gains on investments of $0.2 billion, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

2019 to 2018 Three Months Comparison

Income (loss) from operations before income taxes decreased $1.7 billion from income of $0.8 billion for the three months ended March 31, 2018 to a loss of $0.9 billion for the three months ended March 31, 2019, primarily driven by an unfavorable impact from living benefit results in the current year quarter as a result of spread tightening in comparison to a favorable impact from spread widening in the prior year quarter. Also contributing to the decrease was an unfavorable impact of realized gains (losses) related to our capital hedge program, primarily driven by favorable equity markets in the first quarter of 2019. Capital hedge impacts are excluded from the table below.

The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(83)	$(120)
Change in portions of U.S. GAAP liability, before NPR(3)	306	328
Change in the NPR adjustment	(963)	165
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(740)	373
Related benefit (charge) to amortization of DAC and other costs	151	(99)
Net impact of assumption updates and other refinements	0	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(589)	$274

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended March 31, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $589 million, which primarily reflects the impact of a net charge of $740 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of spread tightening used in measuring our living benefit contracts, partially offset by $151 million of a related benefit to amortization of DAC and other costs.

For the three months ended March 31, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $274 million which primarily reflected the impact of a net benefit of $373 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of spread widening used in measuring our living benefit contracts, partially offset by $99 million of related charges to amortization of DAC and other costs.

Revenues, Benefits and Expenses

2019 to 2018 Three Months Comparison

Revenues decreased $1.9 billion, from $0.6 billion for the three months ended March 31, 2018 to a loss of $1.3 billion for the three months ended March 31, 2019, primarily driven by a decrease of $1.9 billion in realized investment gains (losses), as discussed above.

Benefits and expenses decreased $0.2 billion, from $0.5 billion for the three months ended March 31, 2018 to $0.3 billion for the three months ended March 31, 2019, primarily driven by a decrease of $0.2 billion related to the amortization of DAC and other costs due to changes in the living benefit reserves as a result of credit spread tightening in the current year quarter and a favorable impact from spread widening in the prior year quarter, as discussed above.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with individual annuity products and (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Our current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. Under this revised strategy, expected living benefit claims under less severe market conditions are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and over-the-counter ("OTC") equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability the Company intends to manage through our ALM strategy as of the dates indicated:

	As of March 31, 2019	As of December 31, 2018
	(in millions)	(in millions)
U.S. GAAP liability (including non-performance risk)	$9,317	$8,332
Non-performance risk adjustment	3,290	4,275
Subtotal	12,607	12,608
Adjustments including risk margins and valuation methodology differences	(3,602)	(3,831)
Economic liability managed by ALM strategy	$9,005	$8,777

As of March 31, 2019, we have sufficient assets to cover our economic liability.

For information regarding the Capital Protection Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital”.

Capital Hedge Program

We employ a capital hedge program within PALAC to further hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts.

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business - Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In 2018, the NAIC’s RBC framework was revised to reflect the reduction of the corporate tax rate from 35% to 21% under the Tax Act of 2017. The revisions apply to the calculation of our RBC ratio, beginning as of December 31, 2018. While there is no impact on our ability to pay claims, these revisions to the RBC framework have had the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios.

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

In March 2019, the Company returned capital of $245 million to its parent, PAI. In March 2018, June 2018, September 2018 and December 2018, the Company returned capital of $300 million, $250 million, $250 million and $225 million, respectively, to PAI. In June 2017, September 2017 and December 2017, the Company returned capital of $100 million, $200 million and $650 million, respectively, to PAI.

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

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of March 31, 2019 and December 31, 2018, the Company had liquid assets of $14.6 billion and $14.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $2.5 billion and $4.5 billion as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $11.3 billion, or 97%, of the fixed maturity investments in company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

Hedging activities

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

Hedging activities associated with living benefit guarantees

The hedging portion of our risk management strategy associated with our living benefit guarantees, including those assumed from Pruco Life, is being managed within the Company. For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market risks above a designated threshold. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet the Company's payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer

32.2 Section 906 Certification of the Chief Financial Officer

101.INS - XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: May 9, 2019