Form 10-Q
period 2019-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2019-08-13
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Shelton, CT 06484
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2019, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
June 30, 2019 and December 31, 2018 (in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 – $11,857,110; 2018 – $10,186,465)	$12,338,984	$9,771,673
Fixed maturities, trading, at fair value (amortized cost: 2019 – $349,419; 2018 – $294,549)	372,075	289,752
Equity securities, at fair value (cost: 2019 – $43,408; 2018 – $18,765)	46,720	20,613
Commercial mortgage and other loans	1,316,611	1,353,478
Policy loans	12,239	12,805
Short-term investments	6,252	37,568
Other invested assets (includes $9,743 and $50,945 measured at fair value at June 30, 2019 and December 31, 2018, respectively)	373,782	348,541
Total investments	14,466,663	11,834,430
Cash and cash equivalents	3,998,400	4,503,534
Deferred policy acquisition costs	4,493,194	4,447,505
Accrued investment income	98,149	90,895
Reinsurance recoverables	646,139	572,102
Income taxes	1,054,353	964,521
Value of business acquired	31,539	33,222
Deferred sales inducements	863,990	889,598
Receivables from parent and affiliates	15,172	46,381
Other assets	102,493	85,310
Separate account assets	33,045,792	31,210,346
TOTAL ASSETS	$58,815,884	$54,677,844
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$12,794,173	$9,368,986
Policyholders’ account balances	5,732,732	5,353,596
Payables to parent and affiliates	194,344	30,846
Cash collateral for loaned securities	0	384
Short-term debt	0	140,569
Long-term debt	653,596	787,596
Reinsurance payables	251,804	232,937
Other liabilities	403,368	811,016
Separate account liabilities	33,045,792	31,210,346
Total liabilities	53,075,809	47,936,276
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	5,628,936	6,120,436
Retained earnings	(126,160)	943,005
Accumulated other comprehensive income (loss)	234,799	(324,373)
Total equity	5,740,075	6,741,568
TOTAL LIABILITIES AND EQUITY	$58,815,884	$54,677,844

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2019 and 2018 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Premiums	$18,471	$13,295	$35,736	$34,329
Policy charges and fee income	524,788	547,343	1,032,722	1,102,633
Net investment income	131,972	100,160	257,041	196,871
Asset administration fees and other income	115,205	98,603	224,593	198,140
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(151)	(1,857)	(437)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	0	(168)	0
Other realized investment gains (losses), net	(894,215)	10,010	(2,234,409)	568,986
Total realized investment gains (losses), net	(894,215)	9,859	(2,236,434)	568,549
Total revenues	(103,779)	769,260	(686,342)	2,100,522
BENEFITS AND EXPENSES
Policyholders’ benefits	47,890	28,667	55,840	63,693
Interest credited to policyholders’ account balances	33,355	62,020	43,782	131,590
Amortization of deferred policy acquisition costs	40,132	167,392	30,041	323,825
Commission expense	221,090	216,356	451,282	451,677
General, administrative and other expenses	61,810	43,184	119,973	86,161
Total benefits and expenses	404,277	517,619	700,918	1,056,946
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(508,056)	251,641	(1,387,260)	1,043,576
Income tax expense (benefit)	(339,286)	49,095	(318,466)	205,351
NET INCOME (LOSS)	$(168,770)	$202,546	$(1,068,794)	$838,225
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(116)	(361)	(16)	(1,128)
Net unrealized investment gains (losses)	423,402	(58,039)	707,830	(234,318)
Total	423,286	(58,400)	707,814	(235,446)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	88,891	(12,265)	148,642	(49,445)
Other comprehensive income (loss), net of tax	334,395	(46,135)	559,172	(186,001)
Comprehensive income (loss)	$165,625	$156,411	$(509,622)	$652,224

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(1)			(371)	0	(371)
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(900,024)		(900,024)
Other comprehensive income (loss), net of tax				224,777	224,777
Total comprehensive income (loss)					(675,247)
Balance, March 31, 2019	2,500	5,875,436	42,610	(99,596)	5,820,950
Return of capital		(246,500)			(246,500)
Comprehensive income (loss):
Net income (loss)			(168,770)		(168,770)
Other comprehensive income (loss), net of tax				334,395	334,395
Total comprehensive income (loss)					165,625
Balance, June 30, 2019	$2,500	$5,628,936	$(126,160)	$234,799	$5,740,075

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$7,145,436	$(776,762)	$(90,124)	$6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Return of capital		(300,000)			(300,000)
Comprehensive income (loss):
Net income (loss)			635,679		635,679
Other comprehensive income (loss), net of tax				(139,866)	(139,866)
Total comprehensive income (loss)					495,813
Balance, March 31, 2018	2,500	6,845,436	(104,032)	(266,707)	6,477,197
Return of capital		(250,000)			(250,000)
Comprehensive income (loss):
Net income (loss)			202,546		202,546
Other comprehensive income (loss), net of tax				(46,135)	(46,135)
Total comprehensive income (loss)					156,411
Balance, June 30, 2018	$2,500	$6,595,436	$98,514	$(312,842)	$6,383,608

(1) Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,068,794)	$838,225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(618)	(1,487)
Realized investment (gains) losses, net	2,236,434	(568,549)
Depreciation and amortization	(69)	3,748
Interest credited to policyholders’ account balances	43,782	131,590
Change in:
Future policy benefits	518,143	516,173
Accrued investment income	(7,254)	4,419
Net receivables from/payables to parent and affiliates	(5,904)	(5,627)
Deferred sales inducements	(447)	(1,130)
Deferred policy acquisition costs	(180,893)	149,133
Income taxes	(238,375)	39,928
Reinsurance recoverables, net	(3,031)	(16,443)
Derivatives, net	777,708	(1,599,193)
Other, net (1)	13,117	62,550
Cash flows from (used in) operating activities	2,083,799	(446,663)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	404,235	1,684,043
Fixed maturities, trading	73	99,590
Equity securities	2,534	3,040
Commercial mortgage and other loans	117,869	105,318
Policy loans	1,069	447
Other invested assets	20,825	2,678
Short-term investments	384,990	707,632
Payments for the purchase/origination of:
Fixed maturities, available for sale	(2,481,050)	(1,327,238)
Fixed maturities, trading	(54,862)	(208,007)
Equity securities	(26,246)	(1,625)
Commercial mortgage and other loans	(83,787)	(102,854)
Policy loans	(168)	(104)
Other invested assets	(74,670)	(30,323)
Short-term investments	(353,614)	(281,476)
Notes receivable from parent and affiliates, net	34,008	2,919
Derivatives, net	(31,536)	19,801
Other, net	0	(69)
Cash flows from (used in) investing activities	(2,140,330)	673,772
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collateral for loaned securities	(384)	(5,844)
Repayments of debt (maturities longer than 90 days)	(274,569)	0
Net increase/(decrease) in short-term borrowing	0	3,497
Drafts outstanding	(4,650)	1,754
Distribution to Parent	(491,500)	(550,000)
Policyholders' account deposits	1,981,101	1,444,673
Ceded policyholders' account deposits	(11,204)	(27,870)
Policyholders' account withdrawals	(1,670,995)	(1,368,264)
Ceded policyholders' account withdrawals	23,598	15,919
Cash flows from (used in) financing activities	(448,603)	(486,135)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(505,134)	(259,026)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,503,534	1,639,939
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,998,400	$1,380,913

(1) Prior period amounts have been reclassified to conform to current period presentation.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2019 and 2018.
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

The Company resumed offering annuity products to new investors (except in New York) when it launched a new fixed indexed annuity and a new deferred income annuity in 2018.

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

ASU adopted during the six months ended June 30, 2019.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

ASU issued but not yet adopted as of June 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In July 2019, the FASB made a tentative decision to defer the effective date of this ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. A final decision regarding the effective date is expected in the third quarter of 2019. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Other ASU issued but not yet adopted as of June 30, 2019

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

The Company is continuing to develop its expected credit loss models and related systems, processes and controls for assets held on the Statement of Financial Position at amortized cost, the most significant of which are the commercial mortgage and other loans. The allowance for credit losses will likely increase when the ASU is adopted to cover expected credit losses over the lifetime of the commercial mortgage and other loans, incorporating reasonable and supportable forecasts and expected changes in future economic conditions. The extent of the impact of adoption of this ASU on the Company’s Financial Statements and Notes to the Financial Statements will depend on various factors including the economic environment and the size and type of the commercial mortgage and other loans held on the date of adoption.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,541,657	$336,709	$69,324	$6,809,042	$0
Obligations of U.S. states and their political subdivisions	132,126	5,553	0	137,679	0
Foreign government bonds	203,223	14,688	16	217,895	0
U.S. public corporate securities	1,582,606	90,724	3,539	1,669,791	0
U.S. private corporate securities	1,047,083	44,181	4,284	1,086,980	0
Foreign public corporate securities	305,453	13,421	519	318,355	0
Foreign private corporate securities	958,122	38,168	10,100	986,190	0
Asset-backed securities(1)	479,696	4,733	2,299	482,130	(12)
Commercial mortgage-backed securities	526,795	19,783	74	546,504	0
Residential mortgage-backed securities(2)	80,349	4,202	133	84,418	0
Total fixed maturities, available-for-sale	$11,857,110	$572,162	$90,288	$12,338,984	$(12)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $9.8 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$1,340,698	$69,324	$1,340,698	$69,324
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	0	0	131	16	131	16
U.S. public corporate securities	13,122	711	92,531	2,828	105,653	3,539
U.S. private corporate securities	32,982	1,352	122,846	2,932	155,828	4,284
Foreign public corporate securities	11,590	325	19,845	194	31,435	519
Foreign private corporate securities	78,867	1,336	143,872	8,764	222,739	10,100
Asset-backed securities	123,334	518	185,263	1,781	308,597	2,299
Commercial mortgage-backed securities	0	0	40,513	74	40,513	74
Residential mortgage-backed securities	0	0	7,044	133	7,044	133
Total fixed maturities, available-for-sale	$259,895	$4,242	$1,952,743	$86,046	$2,212,638	$90,288

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$367,796	$4,844	$3,304,663	$371,649	$3,672,459	$376,493
Obligations of U.S. states and their political subdivisions	25,764	322	83,950	2,805	109,714	3,127
Foreign government bonds	98,437	2,346	58,975	1,810	157,412	4,156
U.S. public corporate securities	627,589	28,474	386,599	22,108	1,014,188	50,582
U.S. private corporate securities	269,545	7,755	422,498	15,122	692,043	22,877
Foreign public corporate securities	97,367	2,521	107,286	4,310	204,653	6,831
Foreign private corporate securities	373,891	19,217	116,743	8,554	490,634	27,771
Asset-backed securities	358,668	3,501	24,529	264	383,197	3,765
Commercial mortgage-backed securities	45,432	355	159,638	5,136	205,070	5,491
Residential mortgage-backed securities	34	1	13,775	497	13,809	498
Total fixed maturities, available-for-sale	$2,264,523	$69,336	$4,678,656	$432,255	$6,943,179	$501,591

As of June 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $86.5 million and $485.7 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.8 million and $15.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2019, the $86.0 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the consumer non-cyclical, utility and capital goods sectors. As of December 31, 2018, the $432.3 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$151,032	$152,032
Due after one year through five years	1,188,945	1,217,111
Due after five years through ten years	1,542,382	1,628,079
Due after ten years	7,887,911	8,228,710
Asset-backed securities	479,696	482,130
Commercial mortgage-backed securities	526,795	546,504
Residential mortgage-backed securities	80,349	84,418
Total fixed maturities, available-for-sale	$11,857,110	$12,338,984

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$21,640	$208,266	$153,409	$1,442,919
Proceeds from maturities/prepayments	109,974	124,502	254,417	240,359
Gross investment gains from sales and maturities	(983)	17,465	967	17,577
Gross investment losses from sales and maturities	(1,985)	(1,480)	(2,641)	(75,105)
OTTI recognized in earnings(2)	0	(151)	(2,025)	(437)

(1)	Includes $3.6 million and $(0.8) million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2019 and 2018, respectively.

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

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$1,134	$791	$(209)	$792
New credit loss impairments	0	0	1,343	0
Increases due to the passage of time on previously recorded credit losses	10	0	10	1
Reductions for securities which matured, paid down, prepaid or were sold during the period	(1)	(38)	(1)	(40)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	0	(1)	0
Balance, end of period	$1,142	$753	$1,142	$753

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $0.6 million and $(0.4) million during the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$284,999	21.6%	$304,644	22.4%
Hospitality	4,787	0.4	3,633	0.3
Industrial	390,931	29.6	355,758	26.2
Office	286,659	21.7	305,537	22.5
Other	138,177	10.5	137,781	10.2
Retail	160,506	12.2	194,646	14.4
Total commercial mortgage loans	1,266,059	96.0	1,301,999	96.0
Agricultural property loans	52,948	4.0	54,375	4.0
Total commercial mortgage and agricultural property loans by property type	1,319,007	100.0%	1,356,374	100.0%
Allowance for credit losses	(2,396)		(2,896)
Total commercial mortgage and other loans	$1,316,611		$1,353,478

As of June 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (14%) and New York (8%)) and included loans secured by properties in Europe (11%) and Australia (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$2,616	$34	$2,650
Addition to (release of) allowance for credit losses	245	1	246
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,861	35	2,896
Addition to (release of) allowance for credit losses	(507)	7	(500)
Charge-offs, net of recoveries	0	0	0
Balance at June 30, 2019	$2,354	$42	$2,396

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,354	42	2,396
Total ending balance(1)	$2,354	$42	$2,396
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,266,059	52,948	1,319,007
Total ending balance(1)	$1,266,059	$52,948	$1,319,007

(1)	As of June 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,861	35	2,896
Total ending balance(1)	$2,861	$35	$2,896
Recorded investment(2):
Individually evaluated for impairment	$0	$3,439	$3,439
Collectively evaluated for impairment	1,301,999	50,936	1,352,935
Total ending balance(1)	$1,301,999	$54,375	$1,356,374

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$688,758	$12,017	$3,621	$704,396
60%-69.99%	431,303	21,536	0	452,839
70%-79.99%	153,620	7,143	0	160,763
80% or greater	0	0	1,009	1,009
Total commercial mortgage and agricultural property loans	$1,273,681	$40,696	$4,630	$1,319,007

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,266,059	$0	$0	$0	$1,266,059	$0
Agricultural property loans	52,948	0	0	0	52,948	0
Total	$1,319,007	$0	$0	$0	$1,319,007	$0

(1)	As of June 30, 2019, there were no loans in this category accruing interest.

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

For the three and six months ended June 30, 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $0 million and $101 million, respectively, of commercial mortgage and other loans sold. For both the three and six months ended June 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $83 million of commercial mortgage and other loans sold.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$24,043	$23,844
Hedge funds	204,961	179,014
Real estate-related	135,035	94,738
Subtotal equity method	364,039	297,596
Fair value:
Private equity	3,854	4,142
Hedge funds	268	263
Real estate-related	5,619	3,562
Subtotal fair value	9,741	7,967
Total LPs/LLCs	373,780	305,563
Derivative instruments	2	42,978
Total other invested assets	$373,782	$348,541

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$96,829	$77,885	$189,040	$153,936
Fixed maturities, trading	2,553	484	4,918	1,085
Equity securities, at fair value	73	108	146	176
Commercial mortgage and other loans	13,168	12,758	24,900	26,251
Policy loans	218	236	277	371
Short-term investments and cash equivalents	16,766	7,358	30,506	13,885
Other invested assets	7,765	4,880	16,607	8,510
Gross investment income	137,372	103,709	266,394	204,214
Less: investment expenses	(5,400)	(3,549)	(9,353)	(7,343)
Net investment income	$131,972	$100,160	$257,041	$196,871

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities(1)	$(2,968)	$15,834	$(3,699)	$(57,965)
Commercial mortgage and other loans	(461)	472	(1,242)	(148)
Derivatives	(890,952)	(6,465)	(2,231,880)	626,655
Short-term investments and cash equivalents	166	18	387	7
Realized investment gains (losses), net	$(894,215)	$9,859	$(2,236,434)	$568,549

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$9,793	$(3,334)
Fixed maturity securities, available-for-sale — all other	472,081	(411,458)
Derivatives designated as cash flow hedges(1)	(302)	(3,849)
Affiliated notes	673	658
Other investments	1,074	1,074
Net unrealized gains (losses) on investments	$483,319	$(416,909)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$0	$0	$0
U.S. public corporate securities	0	0	0	384	0	384
Total cash collateral for loaned securities(1)	$0	$0	$0	$384	$0	$384

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and the fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR.

	June 30, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$897,338	$39,547	$(20,748)	$768,075	$33,348	$(21,794)
Total Derivatives Designated as Hedge Accounting Instruments	$897,338	$39,547	$(20,748)	$768,075	$33,348	$(21,794)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$4,094,800	$0	$(1,470)	$908,100	$4,380	$(664)
Interest Rate Swaps	86,329,325	5,976,912	(1,782,753)	82,172,825	3,344,033	(1,395,270)
Interest Rate Options	17,905,000	315,214	(192,825)	19,255,000	139,765	(245,523)
Interest Rate Forwards	293,076	17,348	0	1,713,947	56,562	(1,976)
Foreign Currency
Foreign Currency Forwards	17,092	324	(62)	19,467	287	(27)
Currency/Interest Rate
Foreign Currency Swaps	210,641	14,595	(1,446)	231,245	11,659	(2,850)
Credit
Credit Default Swaps	100,000	3,850	(94)	0	0	0
Equity
Equity Futures	1,191,402	276	(4,902)	860,718	0	(6,629)
Total Return Swaps	14,921,377	29,847	(271,467)	14,456,836	986,130	(53,235)
Equity Options	26,176,838	247,112	(413,442)	26,861,807	271,630	(412,821)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$151,239,551	$6,605,478	$(2,668,461)	$146,479,945	$4,814,446	$(2,118,995)
Total Derivatives(1)(2)	$152,136,889	$6,645,025	$(2,689,209)	$147,248,020	$4,847,794	$(2,140,789)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

The fair value of the embedded derivatives, included in "Future policy benefits", was a net liability of $11,738 million and $8,332 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was a net asset of $300 million and $234 million as of June 30, 2019 and December 31, 2018, respectively, included in "Reinsurance recoverables". See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life, included in "Reinsurance recoverables" or "Reinsurance payables", was a net asset of $40 million and $6 million as of June 30, 2019 and December 31, 2018, respectively.

The fair value of the embedded derivatives, included in "Policyholders' account balances", was a net liability of $121 million and $42 million as of June 30, 2019 and December 31, 2018, respectively, with no related reinsurance recoverables.

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

	June 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$6,645,025	$(6,645,023)	$2	$0	$2
Securities purchased under agreements to resell	835,000	0	835,000	(835,000)	0
Total Assets	$7,480,025	$(6,645,023)	$835,002	$(835,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$2,689,209	$(2,524,326)	$164,883	$(624)	$164,259
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,689,209	$(2,524,326)	$164,883	$(624)	$164,259

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,847,794	$(4,804,816)	$42,978	$0	$42,978
Securities purchased under agreements to resell	675,000	0	675,000	(675,000)	0
Total Assets	$5,522,794	$(4,804,816)	$717,978	$(675,000)	$42,978
Offsetting of Financial Liabilities:
Derivatives(1)	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(399)	$2,977	$1,956	$1,882
Total cash flow hedges	(399)	2,977	1,956	1,882
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,764,300	0	0	0
Currency	435	0	0	0
Currency/Interest Rate	6,784	0	17	0
Credit	1,579	0	0	0
Equity	(583,113)	0	0	0
Embedded Derivatives	(2,080,538)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(890,553)	0	17	0
Total	$(890,952)	$2,977	$1,973	$1,882

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(720)	$5,710	$398	$3,505
Total cash flow hedges	(720)	5,710	398	3,505
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,756,745	0	0	0
Currency	248	0	0	0
Currency/Interest Rate	8,616	0	20	0
Credit	1,577	0	0	0
Equity	(2,233,223)	0	0	0
Embedded Derivatives	(2,765,123)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(2,231,160)	0	20	0
Total	$(2,231,880)	$5,710	$418	$3,505

	Three Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$160	$2,085	$10,483	$14,699
Total cash flow hedges	160	2,085	10,483	14,699
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(404,238)	0	0	0
Currency	794	0	0	0
Currency/Interest Rate	17,228	0	84	0
Credit	0	0	0	0
Equity	(251,520)	0	0	0
Embedded Derivatives	631,111	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(6,625)	0	84	0
Total	$(6,465)	$2,085	$10,567	$14,699

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(678)	$3,700	$6,489	$1,727
Total cash flow hedges	(678)	3,700	6,489	1,727
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,588,033)	0	0	0
Currency	324	0	0	0
Currency/Interest Rate	4,734	0	29	0
Credit	0	0	0	0
Equity	(239,454)	0	0	0
Embedded Derivatives	2,449,762	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	627,333	0	29	0
Total	$626,655	$3,700	$6,518	$1,727

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$(3,849)
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	42
Amount recorded in AOCI
Currency/Interest Rate	8,893
Total amount recorded in AOCI	8,893
Amount reclassified from AOCI to income
Currency/Interest Rate	(5,388)
Total amount reclassified from AOCI to income	(5,388)
Balance, June 30, 2019	$(302)

(1) See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2019 values, it is estimated that a pre-tax gain of $12 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2020, offset by amounts pertaining to the hedged items.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has written credit protection on certain index references with notional amounts of $100 million and $0.0 million as of June 30, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $4 million and $0.0 million as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $50 million in NAIC 3 and $50 million in NAIC 6.

The Company has no exposure from credit derivative positions where it has purchased credit protection as of June 30, 2019 and December 31, 2018.

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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$6,799,662	$9,380	$0	$6,809,042
Obligations of U.S. states and their political subdivisions	0	137,679	0	0	137,679
Foreign government bonds	0	217,895	0	0	217,895
U.S. corporate public securities	0	1,669,791	0	0	1,669,791
U.S. corporate private securities	0	1,047,099	39,881	0	1,086,980
Foreign corporate public securities	0	318,127	228	0	318,355
Foreign corporate private securities	0	955,228	30,962	0	986,190
Asset-backed securities(2)	0	462,405	19,725	0	482,130
Commercial mortgage-backed securities	0	546,504	0	0	546,504
Residential mortgage-backed securities	0	84,418	0	0	84,418
Subtotal	0	12,238,808	100,176	0	12,338,984
Fixed maturities, trading	0	368,031	4,044	0	372,075
Equity securities	5,031	26,326	5,363	0	36,720
Short-term investments	0	6,252	0	0	6,252
Cash equivalents	99,812	2,594,928	0	0	2,694,740
Other invested assets(3)	276	6,644,749	0	(6,645,023)	2
Reinsurance recoverables	0	0	339,744	0	339,744
Receivables from parent and affiliates	0	3,198	0	0	3,198
Subtotal excluding separate account assets	105,119	21,882,292	449,327	(6,645,023)	15,791,715
Separate account assets(4)	0	33,045,792	0	0	33,045,792
Total assets	$105,119	$54,928,084	$449,327	$(6,645,023)	$48,837,507
Future policy benefits(5)	$0	$0	$11,738,480	$0	$11,738,480
Policyholders' account balances	0	0	121,102	0	121,102
Payables to parent and affiliates	0	2,682,837	0	(2,524,050)	158,787
Other liabilities	6,372	0	0	(276)	6,096
Total liabilities	$6,372	$2,682,837	$11,859,582	$(2,524,326)	$12,024,465

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,875,959	$8,132	$0	$4,884,091
Obligations of U.S. states and their political subdivisions	0	131,164	0	0	131,164
Foreign government bonds	0	199,636	0	0	199,636
U.S. corporate public securities	0	1,473,973	0	0	1,473,973
U.S. corporate private securities	0	1,008,632	54,321	0	1,062,953
Foreign corporate public securities	0	291,086	0	0	291,086
Foreign corporate private securities	0	781,101	31,131	0	812,232
Asset-backed securities(2)	0	495,908	9,336	0	505,244
Commercial mortgage-backed securities	0	361,880	0	0	361,880
Residential mortgage-backed securities	0	49,414	0	0	49,414
Subtotal	0	9,668,753	102,920	0	9,771,673
Fixed maturities, trading	0	289,752	0	0	289,752
Equity securities	4,896	12	5,705	0	10,613
Short-term investments	0	29,818	0	0	29,818
Cash equivalents	1,098,903	2,593,456	0	0	3,692,359
Other invested assets(3)	4,380	4,843,414	0	(4,804,816)	42,978
Reinsurance recoverables	0	0	239,911	0	239,911
Receivables from parent and affiliates	0	37,193	0	0	37,193
Subtotal excluding separate account assets	1,108,179	17,462,398	348,536	(4,804,816)	14,114,297
Separate account assets(4)	0	31,210,346	0	0	31,210,346
Total assets	$1,108,179	$48,672,744	$348,536	$(4,804,816)	$45,324,643
Future policy benefits(5)	$0	$0	$8,332,474	$0	$8,332,474
Policyholders' account balances	0	0	42,350	0	42,350
Payables to parent and affiliates	0	2,133,496	0	(2,133,496)	0
Other liabilities	7,293	0	0	(664)	6,629
Total liabilities	$7,293	$2,133,496	$8,374,824	$(2,134,160)	$8,381,453

(1)
“Netting” amounts represent cash collateral of $4,121 million and $2,671 million as of June 30, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2019 and December 31, 2018, the fair values of such investments were $9.7 million and $8.0 million, respectively.

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

(5)
As of June 30, 2019, the net embedded derivative liability position of $11,738 million includes $500 million of embedded derivatives in an asset position and $12,238 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8,332 million includes $625 million of embedded derivatives in an asset position and $8,957 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$18,239	Discounted cash flow	Discount rate	8.34%	20%	11.03%	Decrease
		Market Comparables	EBITDA multiples(3)	6.7X	6.7X	6.7X	Increase
		Liquidation	Liquidation value	3.98%	3.98%	3.98%	Increase
Reinsurance recoverables	$339,744	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$11,738,480	Discounted cash flow	Lapse rate(6)	1%	18%		Decrease
			Spread over LIBOR(7)	0.16%	1.24%		Decrease
			Utilization rate(8)	43%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(5)	$121,102	Discounted cash flow	Lapse rate(6)	2%	42%		Decrease
			Spread over LIBOR(7)	0.16%	1.24%		Decrease
			Equity volatility curve	13%	21%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$18,609	Discounted cash flow	Discount rate	7%		20%		11.30%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
		Liquidation	Liquidation value	41%		41%		41%		Increase
Reinsurance recoverables	$239,911	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,332,474	Discounted cash flow	Lapse rate(6)	1%		13%				Decrease
			Spread over LIBOR(7)	0.36%		1.60%				Decrease
			Utilization rate(8)	50%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	18%		22%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

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

(5)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(6)
Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.

(7)
The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

(8)
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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(10)
The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,779	$0	$601	$0	$0	$0	$0	$0	$0	$9,380	$0
Corporate Securities(4)	84,800	13	4,087	0	0	(16,626)	0	815	(2,018)	71,071	0
Structured Securities(5)	50,258	384	0	0	0	(339)	0	0	(30,578)	19,725	0
Other assets:
Fixed maturities, trading	0	(977)	0	0	0	0	0	5,021	0	4,044	(972)
Equity securities	5,616	481	0	(734)	0	0	0	0	0	5,363	480
Reinsurance recoverables	283,991	51,236	4,518	0	0	0	(1)	0	0	339,744	53,335
Liabilities:
Future policy benefits	(9,316,905)	(2,157,110)	0	0	(264,465)	0	0	0	0	(11,738,480)	(2,240,816)
Policyholders' account balances(6)	(80,579)	(5,095)	0	0	(35,428)	0	0	0	0	(121,102)	(3,299)

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(1,175)	$0	$1,473	$99	$0	$0
Other assets:
Fixed maturities, trading	0	(972)	0	(5)	0	(972)
Equity securities	0	481	0	0	0	480
Reinsurance recoverables	51,236	0	0	0	53,335	0
Liabilities:
Future policy benefits	(2,157,110)	0	0	0	(2,240,816)	0
Policyholders' account balances	(5,095)	0	0	0	(3,299)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$1,248	$0	$0	$0	$0	$0	$0	$9,380	$0
Corporate Securities(4)	85,452	623	7,313	0	0	(22,089)	0	1,790	(2,018)	71,071	(1,996)
Structured Securities(5)	9,336	529	44,273	0	0	(4,386)	0	551	(30,578)	19,725	(2)
Other assets:
Fixed maturities, trading	0	(977)	0	0	0	0	0	5,021	0	4,044	(972)
Equity securities	5,705	587	0	(929)	0	0	0	0	0	5,363	598
Reinsurance recoverables	239,911	68,861	9,077	0	0	0	21,895	0	0	339,744	72,829
Liabilities:
Future policy benefits	(8,332,474)	(2,884,200)	0	0	(521,806)	0	0	0	0	(11,738,480)	(3,025,994)
Policyholders' account balances(6)	(42,350)	(13,078)	0	0	(65,674)	0	0	0	0	(121,102)	(11,282)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(1,900)	$0	$2,914	$138	$(1,998)	$0
Other assets:
Fixed maturities, trading	0	(972)	0	(5)	0	(972)
Equity securities	0	587	0	0	0	598
Reinsurance recoverables	68,861	0	0	0	72,829	0
Liabilities:
Future policy benefits	(2,884,200)	0	0	0	(3,025,994)	0
Policyholders' account balances	(13,078)	0	0	0	(11,282)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$5,882	$0	$776	$0	$0	$0	$0	$0	$0	$6,658	$0
Corporate Securities(4)	90,273	(2,665)	4,874	(205)	0	(2,369)	0	6,941	0	96,849	(144)
Structured Securities(5)	256,244	(404)	21,000	(193)	0	(14,714)	0	10,025	(212,780)	59,178	0
Other assets:
Equity securities	10,617	(300)	0	(1,008)	0	0	0	0	0	9,309	(462)
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	11	(2)	0	0	0	(9)	0	0	0	0	(2)
Reinsurance recoverables	195,497	(15,696)	4,662	0	0	0	795	0	0	185,258	(14,217)
Receivables from parent and affiliates	34,163	0	0	0	0	0	0	0	(34,163)	0	0
Liabilities:
Future policy benefits	(6,578,210)	611,827	0	0	(256,229)	0	0	0	0	(6,222,612)	537,900
Policyholders' account balances(6)	0	(45)	0	0	(13,790)	0	0	0	0	(13,835)	(45)
Reinsurance payable	(129)	0	0	0	0	0	129	0	0	0	0

	Three Months Ended June 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(119)	$0	$(3,002)	$52	$(144)	$0
Other assets:
Equity securities	0	(300)	0	0	0	(462)
Other invested assets	0	0	0	0	0	0
Short-term investments	(2)	0	0	0	(2)	0
Reinsurance recoverables	(15,696)	0	0	0	(14,217)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	611,827	0	0	0	537,900	0
Policyholders' account balances	(45)	0	0	0	(45)	0
Reinsurance payable	0	0	0	0	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$5,237	$0	$1,421	$0	$0	$0	$0	$0	$0	$6,658	$0
Corporate Securities(4)	95,206	(1,486)	5,025	(241)	0	(8,404)	23	6,941	(215)	96,849	(221)
Structured Securities(5)	185,358	(504)	84,810	(193)	0	(23,613)	0	51,979	(238,659)	59,178	0
Other assets:
Equity securities	9,758	412	0	(1,008)	0	0	147	0	0	9,309	250
Other invested assets	147	0	0	0	0	0	(147)	0	0	0	0
Short-term investments	87	(55)	0	0	0	(31)	(1)	0	0	0	(55)
Reinsurance recoverables	244,006	(56,738)	9,513	0	0	0	(11,523)	0	0	185,258	(52,511)
Receivables from parent and affiliates	0	(106)	0	0	0	0	0	34,269	(34,163)	0	0
Liabilities:
Future policy benefits	(8,151,902)	2,440,439	0	0	(511,149)	0	0	0	0	(6,222,612)	2,272,290
Policyholders' account balances(6)	0	(45)	0	0	(13,790)	0	0	0	0	(13,835)	(45)

	Six Months Ended June 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(185)	$0	$(1,952)	$147	$(221)	$0
Other assets:
Equity securities	0	412	0	0	0	250
Other invested assets	0	0	0	0	0	0
Short-term investments	(55)	0	0	0	(55)	0
Reinsurance recoverables	(56,738)	0	0	0	(52,511)	0
Receivables from parent and affiliates	0	0	(106)	0	0	0
Liabilities:
Future policy benefits	2,440,439	0	0	0	2,272,290	0
Policyholders' account balances	(45)	0	0	0	(45)	0
Reinsurance payable	0	0	0	0	0	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Other includes reclassifications of certain assets and liabilities between reporting categories.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(5)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(6)	Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

(7)	Prior period amounts have been updated to conform to current period presentation.

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

	June 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,358,041	$1,358,041	$1,316,611
Policy loans	0	0	12,239	12,239	12,239
Short-term investments	0	0	0	0	0
Cash and cash equivalents	468,660	835,000	0	1,303,660	1,303,660
Accrued investment income	0	98,149	0	98,149	98,149
Reinsurance recoverables	0	0	53,251	53,251	53,251
Receivables from parent and affiliates	0	11,974	0	11,974	11,974
Other assets	0	5,633	0	5,633	5,633
Total assets	$468,660	$950,756	$1,423,531	$2,842,947	$2,801,517
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,003,487	$1,003,487	$997,938
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	0	0	0	0
Long-term debt	0	682,141	0	682,141	653,596
Reinsurance payables	0	0	53,251	53,251	53,251
Payables to parent and affiliates	0	35,557	0	35,557	35,557
Other liabilities	0	155,474	0	155,474	155,474
Separate account liabilities - investment contracts	0	65	0	65	65
Total liabilities	$0	$873,237	$1,056,738	$1,929,975	$1,895,881

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,339,707	$1,339,707	$1,353,478
Policy loans	0	0	12,805	12,805	12,805
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	136,175	675,000	0	811,175	811,175
Accrued investment income	0	90,895	0	90,895	90,895
Reinsurance recoverables	0	0	55,236	55,236	55,236
Receivables from parent and affiliates	0	9,188	0	9,188	9,188
Other assets	0	3,735	0	3,735	3,735
Total assets	$143,925	$778,818	$1,407,748	$2,330,491	$2,344,262
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$560,548	$560,548	$565,903
Cash collateral for loaned securities	0	384	0	384	384
Short-term debt	0	139,843	0	139,843	140,569
Long-term debt	0	791,670	0	791,670	787,596
Reinsurance payables	0	0	55,236	55,236	55,236
Payables to parent and affiliates	0	30,846	0	30,846	30,846
Other liabilities	0	554,162	0	554,162	554,162
Separate account liabilities - investment contracts	0	71	0	71	71
Total liabilities	$0	$1,516,976	$615,784	$2,132,760	$2,134,767

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

Effective December 31, 2015, the Company surrendered its New York license and reinsured the majority of its New York business, both the living benefit guarantees and base contracts, to Prudential Insurance. See Note 1 for additional information. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables(1)	$646,139	$572,102
Deferred policy acquisition costs	3,778,155	3,703,166
Deferred sales inducements	473,085	476,608
Value of business acquired	(2,399)	(2,431)
Other assets	90,297	79,992
Policyholders’ account balances	3,185,754	3,098,537
Future policy benefits	8,247,032	5,680,939
Reinsurance payables(2)	251,804	232,937
Other liabilities	291,469	290,330

(1)	"Reinsurance recoverables" includes $0.1 million and $0 million of unaffiliated activity as of June 30, 2019 and December 31, 2018, respectively.

(2)	"Reinsurance payables" includes $0.1 million of unaffiliated activity as of both June 30, 2019 and December 31, 2018.

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$390,634	$335,349
Pruco Life	255,366	236,716
Unaffiliated	139	37
Total reinsurance recoverables	$646,139	$572,102

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Premiums:
Direct	$8,381	$7,824	$16,435	$19,937
Assumed	10,398	5,965	19,493	16,146
Ceded	(308)	(494)	(192)	(1,754)
Net premiums	18,471	13,295	35,736	34,329
Policy charges and fee income:
Direct	122,420	139,738	244,031	285,451
Assumed	411,058	417,636	806,146	837,662
Ceded(1)	(8,690)	(10,031)	(17,455)	(20,480)
Net policy charges and fee income	524,788	547,343	1,032,722	1,102,633
Asset administration fees and other income:
Direct	41,226	25,660	79,971	51,693
Assumed	76,079	75,255	148,774	151,147
Ceded	(2,100)	(2,312)	(4,152)	(4,700)
Net asset administration fees and other income	115,205	98,603	224,593	198,140
Realized investment gains (losses), net:
Direct	593,738	(457,927)	(240,470)	(1,206,252)
Assumed	(1,530,524)	483,344	(2,046,233)	1,832,448
Ceded	42,571	(15,558)	50,269	(57,647)
Realized investment gains (losses), net	(894,215)	9,859	(2,236,434)	568,549
Policyholders' benefits (including change in reserves):
Direct	17,616	12,353	24,719	30,517
Assumed	31,619	16,766	33,976	34,658
Ceded(2)	(1,345)	(452)	(2,855)	(1,482)
Net policyholders' benefits (including change in reserves)	47,890	28,667	55,840	63,693
Interest credited to policyholders’ account balances:
Direct	15,335	35,185	21,345	71,573
Assumed	19,283	29,757	24,094	65,548
Ceded	(1,263)	(2,922)	(1,657)	(5,531)
Net interest credited to policyholders’ account balances	33,355	62,020	43,782	131,590
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	240,225	295,556	439,480	591,753

(1)
"Policy charges and fee income ceded" includes $(1) million and $(0.4) million of unaffiliated activity for the three months ended June 30, 2019 and 2018, respectively, and $(1) million and $(0.6) million for the six months ended June 30, 2019 and 2018, respectively.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $(0.1) million and $0 million of unaffiliated activity for the three months ended June 30, 2019 and 2018, respectively, and $(0.1) million and $(0.2) million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company's income tax provision amounted to an income tax benefit of $(318) million, or 22.96% of income (loss) from operations before income taxes in the first six months of 2019, compared to an income tax expense of $205 million, or 19.68%, in the first six months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2019 and 2018 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	(16)	698,743	698,727
Amounts reclassified from AOCI	0	9,087	9,087
Income tax benefit (expense)	3	(148,645)	(148,642)
Balance, June 30, 2019	$(1,091)	$235,890	$234,799

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(7)	$(90,117)	$(90,124)
Change in OCI before reclassifications	(1,128)	(282,772)	(283,900)
Amounts reclassified from AOCI	0	48,454	48,454
Income tax benefit (expense)	237	49,208	49,445
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, June 30, 2018	$(900)	$(311,942)	$(312,842)

(1)
Includes cash flow hedges of $0 million and $(4) million as of June 30, 2019 and December 31, 2018, respectively, and $(24) million and $(26) million as of June 30, 2018 and December 31, 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(4,535)	$12,729	$(5,388)	$9,511
Net unrealized investment gains (losses) on available-for-sale securities	(2,968)	15,834	(3,699)	(57,965)
Total net unrealized investment gains (losses)(4)	(7,503)	28,563	(9,087)	(48,454)
Total reclassifications for the period	$(7,503)	$28,563	$(9,087)	$(48,454)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(3,334)	$(1,119)	$(68)	$27	$(4,494)
Net investment gains (losses) on investments arising during the period	13,215	0	0	(2,775)	10,440
Reclassification adjustment for (gains) losses included in net income	4	0	0	(1)	3
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(92)	0	0	19	(73)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	120	0	(25)	95
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(52)	11	(41)
Balance, June 30, 2019	$9,793	$(999)	$(120)	$(2,744)	$5,930

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and value of business acquired ("VOBA").

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(413,575)	$8,505	$1,113	$85,156	$(318,801)
Net investment gains (losses) on investments arising during the period	877,926	0	0	(184,366)	693,560
Reclassification adjustment for (gains) losses included in net income	9,083	0	0	(1,907)	7,176
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	92	0	0	(19)	73
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(172,664)	0	36,259	(136,405)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(19,802)	4,159	(15,643)
Balance, June 30, 2019	$473,526	$(164,159)	$(18,689)	$(60,718)	$229,960

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.0 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million for both the six months ended June 30, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million for both the three months ended June 30, 2019 and 2018 and $1.1 million for both the six months ended June 30, 2019 and 2018.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $25 million and $29 million for the three months ended June 30, 2019 and 2018, respectively, and $49 million and $59 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million for both the three months ended June 30, 2019 and 2018, and $8 million for both the six months ended June 30, 2019 and 2018.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $3 million for the three months ended June 30, 2019 and 2018, respectively, and $8 million and $6 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $294 million and $228 million as of June 30, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes $4 million and $2 million for the three months ended June 30, 2019 and 2018, respectively, and $9 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $24 million and $27 million for the three months ended June 30, 2019 and 2018, respectively, and $48 million and $54 million for the six months ended June 30, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at June 30, 2019 and December 31, 2018 were as follows:

	Maturity Dates	Interest Rates			June 30, 2019	December 31, 2018
					(in thousands)
U.S. dollar floating rate notes	2028	3.74%	-	4.03%	$0	$34,008
U.S. dollar fixed rate notes	2027	8.15%	-	14.85%	3,198	3,184
Total notes receivable - affiliated(1)					$3,198	$37,192

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.1 million and $0.3 million at June 30, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were a gain of $0.1 million for both the three months ended June 30, 2019 and 2018, and a loss of $0.2 million for the six months ended June 30, 2019, and a gain of $0.2 million for the six months ended June 30, 2018, and are included in “Asset administration fees and other income”.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturities	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturities	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0
Prudential Insurance	July 2018	Sale	Fixed Maturities	$11,160	$9,277	$0	$1,488
Prudential Insurance	August 2018	Sale	Commercial Mortgages	$13,414	$13,165	$0	$196
Prudential Insurance	December 2018	Purchase	Fixed Maturities	$33,256	$33,166	$0	$(71)
Prudential Agricultural Investors LP	December 2018	Transfer Out	Other Invested Assets - Privates	$7,324	$7,324	$0	$0
Prudential Insurance	January 2019	Sale	Fixed Maturities	$20,504	$20,781	$0	$(277)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$97,953	$98,506	$0	$(554)
Prudential Insurance	March 2019	Purchase	Fixed Maturities	$141,476	$141,476	$0	$7,776
Prudential Insurance	April 2019	Purchase	Equity Securities	$4,300	$4,300	$0	$0
Prudential Retirement Insurance and Annuity Company	April 2019	Purchase	Equity Securities	$1,258	$1,258	$0	$0
Pruco Life Insurance Company	April 2019	Purchase	Equity Securities	$14,525	$14,525	$0	$0
Prudential Insurance	June 2019	Transfer out	Fixed Maturities	$23,066	$23,002	$0	$64
Prudential Insurance	June 2019	Transfer In	Fixed Maturities	$19,919	$19,919	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of June 30, 2019 and December 31, 2018:

Affiliate	Date Issued	Amount of Notes - June 30, 2019	Amount of Notes - December 31, 2018	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	0	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	0	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	0	50,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity Company	6/28/2016	0	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$653,596	$928,165

The total interest expense to the Company related to loans and other payables to affiliates was $24 million and $15 million for the three months ended June 30, 2019 and 2018, respectively, and $40 million and $30 million for the six months ended June 30, 2019 and 2018, respectively.

Contributed Capital and Dividends

Through June 2019 and December 31, 2018, the Company did not receive any capital contributions.

In March and June 2019, there was a $245 million and $247 million return of capital, respectively, to PAI. In March, June, September and December of 2018, there was a $300 million, $250 million, $250 million and $225 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund $88 million and $4 million of commercial mortgage loans as of June 30, 2019 and December 31, 2018, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $230 million and $271 million as of June 30, 2019 and December 31, 2018, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2019, compared with December 31, 2018, and its results of operations for the three and six months ended June 30, 2019 and 2018. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In 2018, the Company resumed offering annuity products to new investors (except in New York). It launched a new fixed indexed annuity in January 2018 and a new deferred income annuity in March 2018.

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

Regulatory Developments

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impact of the new standards and believe that they will apply to recommendations to purchase certain of our products, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

SECURE Act

In May 2019, the U.S. House of Representatives passed the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. If enacted into law in its current form, the SECURE Act would help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. We cannot predict whether the SECURE Act will ultimately be adopted, or its impact on our business.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2019, we assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our market experience updates, in the second quarter of 2019, we updated our near-term projections of interest rates to reflect a decrease in current rates.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

June 30, 2019 versus December 31, 2018

Total assets increased $4.1 billion from $54.7 billion at December 31, 2018 to $58.8 billion at June 30, 2019. Significant components were:

•
Total investments and Cash and cash equivalents increased $2.2 billion primarily driven by derivative collateral postings, an increase in cash flows from insurance operations and unrealized gains on investments due to a decrease in rates, partially offset by a return of capital, settlement timing of investment payable on open trades and debt repayment;

•	Separate account assets increased $1.8 billion primarily driven by favorable market performance, partially offset by net outflows and policy charges;

Total liabilities increased $5.2 billion, from $47.9 billion at December 31, 2018 to $53.1 billion at June 30, 2019. Significant components were:

•	Future policy benefits increased $3.4 billion primarily driven by declining rates and non-performance risk ("NPR") spread tightening, partially offset by favorable equity markets;

•	Separate account liabilities increased $1.8 billion, corresponding to the increase in separate account assets described above;

•	Policyholders' account balances increased $0.4 billion primarily driven by general account product sales;

•	Payables to parent and affiliates increased $0.2 billion primarily driven by an increase in derivatives payable.

Partially offsetting these increases to total liabilities were the following:

•	Other liabilities decreased $0.4 billion primarily driven by a decrease in investment payable on open trades as a result of settlement timing; and

•	Short-term and Long-term debt decreased $0.3 billion driven by maturities and debt repayments.

Total equity decreased $1 billion from $6.7 billion at December 31, 2018 to $5.7 billion at June 30, 2019, primarily driven by after-tax loss of $1.1 billion for the six months ended June 30, 2019 and a return of capital of $0.5 billion, partially offset by unrealized gains on investments of $0.6 billion, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

2019 to 2018 Three Months Comparison

Income (loss) from operations before income taxes decreased $0.8 billion from income of $0.3 billion for the three months ended June 30, 2018 to a loss of $0.5 billion for the three months ended June 30, 2019, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results from this annual review included a net charge of $11 million and a net charge of $160 million in the second quarter of 2019 and 2018, respectively. Excluding this item, income (loss) from operations before income taxes decreased $0.9 billion, primarily driven by an unfavorable impact from living benefit results in the current year quarter as a result of declining interest rates in the current quarter compared to rising interest rates in the prior year quarter. Also contributing to the decrease was an unfavorable comparative impact of Realized gains (losses) related to our capital hedge program, primarily driven by more favorable equity markets in the second quarter of 2019. Capital hedge impacts are excluded from the table below.

2019 to 2018 Six Months Comparison

Income (loss) from operations before income taxes decreased $2.4 billion from income of $1.0 billion for the six months ended June 30, 2018 to a loss of $1.4 billion for the six months ended June 30, 2019, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results from this annual review included a net charge of $11 million and a net charge of $160 million in the second quarter of 2019 and 2018, respectively. Excluding this item, income (loss) from operations before income taxes decreased $2.5 billion primarily driven by an unfavorable impact from living benefit results in the current year as a result of declining interest rates and spread tightening in comparison to a favorable impact from rising interest rates and spread widening in the prior year. Also contributing to the decrease was an unfavorable comparative impact of realized gains (losses) related to our capital hedge program, primarily driven by more favorable equity markets in 2019. Capital hedge impacts are excluded from the table below.

The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in millions)(1)		(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(54)	$9	$(137)	$(112)
Change in portions of U.S. GAAP liability, before NPR(3)	(737)	120	(431)	449
Change in the NPR adjustment	207	(51)	(756)	114
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(584)	78	(1,324)	451
Related benefit (charge) to amortization of DAC and other costs	80	(55)	231	(155)
Net impact of assumption updates and other refinements	13	(159)	13	(159)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(491)	$(136)	$(1,080)	$137

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the Asset Liability Management ("ALM") Strategy and the U.S. GAAP liability.

For the three months ended June 30, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $491 million, which primarily reflects the impact of a net charge of $584 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of declining interest rates used in measuring our living benefit contracts, partially offset by $80 million of a related benefit to amortization of DAC and other costs as well as the impact of a $13 million net benefit from our annual reviews and update of assumptions and other refinements.

For the six months ended June 30, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $1,080 million, which primarily reflects the impact of a net charge of $1,324 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of declining interest rates and spread tightening used in measuring our living benefit contracts, partially offset by $231 million of a related benefit to amortization of DAC and other costs as well as the impact of a $13 million net benefit from our annual reviews and update of assumptions and other refinements.

For the three months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a charge of $136 million, which primarily reflects the impact of $159 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions. The impact also includes $55 million of related charges to amortization of DAC and other costs. These charges were partially offset by a net benefit of $78 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of rising interest rates used in measuring our living benefit contracts.

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

Revenues, Benefits and Expenses

2019 to 2018 Three Months Comparison

Revenues decreased $0.9 billion, from $0.8 billion for the three months ended June 30, 2018 to a loss of $0.1 billion for the three months ended June 30, 2019. Excluding a $0.2 billion net increase related to our impacts of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $1.1 billion primarily driven by a decrease of $1.1 billion in Realized investment gains (losses) as a result of unfavorable living benefit results and the impact from declining interest rates, as discussed above.

Benefits and expenses decreased $0.1 billion, from $0.5 billion for the three months ended June 30, 2018 to $0.4 billion for the three months ended June 30, 2019. Excluding a $0.1 billion net increase related to our impacts of our annual reviews and update of assumptions and other refinements, as discussed above, expenses decreased $0.2 billion primarily driven by a decrease of $0.1 billion related to the amortization of DAC and other costs due to changes in the living benefit reserves as a result of declining interest rates in the current year quarter and a favorable impact from spread widening in the prior year quarter, as discussed above.

2019 to 2018 Six Months Comparison

Revenues decreased $2.8 billion, from $2.1 billion for the six months ended June 30, 2018 to a loss of $0.7 billion for the six months ended June 30, 2019. Excluding the impacts of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $3.0 billion primarily driven by a decrease of $3.0 billion in Realized investment gains (losses) as a result of unfavorable living benefit results and the impact from declining interest rates, as discussed above.

Benefits and expenses decreased $0.4 billion, from $1.1 billion for the six months ended June 30, 2018 to $0.7 billion for the six months ended June 30, 2019. Excluding the impacts of our annual reviews and update of assumptions and other refinements, as discussed above, expenses decreased $0.5 billion primarily driven by a decrease of $0.4 billion related to the amortization of DAC and other costs due to changes in the living benefit reserves, as discussed above.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Our current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. Under this strategy, expected living benefit claims under less severe market conditions are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and over-the-counter ("OTC") equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

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

	As of June 30, 2019	As of December 31, 2018
	(in millions)	(in millions)
U.S. GAAP liability (including non-performance risk)	$11,738	$8,332
Non-performance risk adjustment	3,462	4,275
Subtotal	15,200	12,608
Adjustments including risk margins and valuation methodology differences	(4,347)	(3,831)
Economic liability managed by ALM strategy	$10,853	$8,777

As of June 30, 2019, we have sufficient assets to cover our economic liability.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In June 2019, the Company returned capital of $247 million to its parent, PAI. In March 2018, June 2018, September 2018 December 2018, and March 2019, the Company returned capital of $300 million, $250 million, $250 million, $225 million and $245 million, respectively, to PAI.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and return of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2019 and December 31, 2018, the Company had liquid assets of $16.8 billion and $14.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $4.0 billion and $4.5 billion as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $11.9 billion, or 97%, of the fixed maturity investments in company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

The hedging portion of the risk management strategy may also result in collateral postings on derivatives to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2019