Form 10-Q
period 2019-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2019-11-13
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2019, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
September 30, 2019 and December 31, 2018 (in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 – $12,076,220; 2018 – $10,186,465)	$13,172,795	$9,771,673
Fixed maturities, trading, at fair value (amortized cost: 2019 – $349,424; 2018 – $294,549)	392,749	289,752
Equity securities, at fair value (cost: 2019 – $68,391; 2018 – $18,765)	71,983	20,613
Commercial mortgage and other loans	1,335,206	1,353,478
Policy loans	12,352	12,805
Short-term investments	618,443	37,568
Other invested assets (includes $10,412 and $50,945 measured at fair value at September 30, 2019 and December 31, 2018, respectively)	427,504	348,541
Total investments	16,031,032	11,834,430
Cash and cash equivalents	5,923,320	4,503,534
Deferred policy acquisition costs	4,459,791	4,447,505
Accrued investment income	98,662	90,895
Reinsurance recoverables	710,596	572,102
Income taxes	1,377,002	964,521
Value of business acquired	30,647	33,222
Deferred sales inducements	836,342	889,598
Receivables from parent and affiliates	15,101	46,381
Other assets	88,211	85,310
Separate account assets	32,057,438	31,210,346
TOTAL ASSETS	$61,628,142	$54,677,844
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$16,193,345	$9,368,986
Policyholders’ account balances	6,031,569	5,353,596
Payables to parent and affiliates	54,152	30,846
Cash collateral for loaned securities	0	384
Short-term debt	0	140,569
Long-term debt	653,596	787,596
Reinsurance payables	227,948	232,937
Other liabilities	645,867	811,016
Separate account liabilities	32,057,438	31,210,346
Total liabilities	55,863,915	47,936,276
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	5,383,936	6,120,436
Retained earnings	(353,672)	943,005
Accumulated other comprehensive income (loss)	731,463	(324,373)
Total equity	5,764,227	6,741,568
TOTAL LIABILITIES AND EQUITY	$61,628,142	$54,677,844

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Premiums	$12,506	$13,679	$48,242	$48,008
Policy charges and fee income	527,152	550,592	1,559,874	1,653,225
Net investment income	149,367	103,164	406,408	300,035
Asset administration fees and other income	120,927	93,320	345,520	291,460
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(769)	(2,523)	(2,626)	(2,960)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	0	0	(168)	0
Other realized investment gains (losses), net	(536,498)	67,796	(2,770,907)	636,782
Total realized investment gains (losses), net	(537,267)	65,273	(2,773,701)	633,822
Total revenues	272,685	826,028	(413,657)	2,926,550
BENEFITS AND EXPENSES
Policyholders’ benefits	69,833	49,931	125,673	113,624
Interest credited to policyholders’ account balances	56,947	82,313	100,729	213,903
Amortization of deferred policy acquisition costs	137,157	190,632	167,198	514,457
Commission expense	220,828	192,951	672,110	644,628
General, administrative and other expenses	74,008	46,038	193,981	132,199
Total benefits and expenses	558,773	561,865	1,259,691	1,618,811
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(286,088)	264,163	(1,673,348)	1,307,739
Income tax expense (benefit)	(58,576)	(148,073)	(377,042)	57,278
NET INCOME (LOSS)	$(227,512)	$412,236	$(1,296,306)	$1,250,461
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(228)	(64)	(244)	(1,192)
Net unrealized investment gains (losses)	628,916	(149,116)	1,336,746	(383,434)
Total	628,688	(149,180)	1,336,502	(384,626)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	132,024	(31,328)	280,666	(80,773)
Other comprehensive income (loss), net of tax	496,664	(117,852)	1,055,836	(303,853)
Comprehensive income (loss)	$269,152	$294,384	$(240,470)	$946,608

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(1)			(371)	0	(371)
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(900,024)		(900,024)
Other comprehensive income (loss), net of tax				224,777	224,777
Total comprehensive income (loss)					(675,247)
Balance, March 31, 2019	2,500	5,875,436	42,610	(99,596)	5,820,950
Return of capital		(246,500)			(246,500)
Comprehensive income (loss):
Net income (loss)			(168,770)		(168,770)
Other comprehensive income (loss), net of tax				334,395	334,395
Total comprehensive income (loss)					165,625
Balance, June 30, 2019	2,500	5,628,936	(126,160)	234,799	5,740,075
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(227,512)		(227,512)
Other comprehensive income (loss), net of tax				496,664	496,664
Total comprehensive income (loss)					269,152
Balance, September 30, 2019	$2,500	$5,383,936	$(353,672)	$731,463	$5,764,227

(1) Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity - Continued
Three and Nine Months Ended September 30, 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,500	$7,145,436	$(776,762)	$(90,124)	$6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Return of capital		(300,000)			(300,000)
Comprehensive income (loss):
Net income (loss)			635,679		635,679
Other comprehensive income (loss), net of tax				(139,866)	(139,866)
Total comprehensive income (loss)					495,813
Balance, March 31, 2018	2,500	6,845,436	(104,032)	(266,707)	6,477,197
Return of capital		(250,000)			(250,000)
Comprehensive income (loss):
Net income (loss)			202,546		202,546
Other comprehensive income (loss), net of tax				(46,135)	(46,135)
Total comprehensive income (loss)					156,411
Balance, June 30, 2018	2,500	6,595,436	98,514	(312,842)	6,383,608
Return of capital		(250,000)			(250,000)
Comprehensive income (loss):
Net income (loss)			412,236		412,236
Other comprehensive income (loss), net of tax				(117,852)	(117,852)
Total comprehensive income (loss)					294,384
Balance, September 30, 2018	$2,500	$6,345,436	$510,750	$(430,694)	$6,427,992

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,296,306)	$1,250,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(854)	(2,147)
Realized investment (gains) losses, net	2,773,701	(633,822)
Depreciation and amortization	453	6,227
Interest credited to policyholders’ account balances	100,729	213,903
Change in:
Future policy benefits	839,804	795,294
Accrued investment income	(7,767)	12,103
Net receivables from/payables to parent and affiliates	3,589	1,490
Deferred sales inducements	(568)	(1,836)
Deferred policy acquisition costs	(155,778)	241,665
Income taxes	(693,049)	(175,460)
Reinsurance recoverables, net	(27,373)	(52,210)
Derivatives, net	3,144,906	(3,094,289)
Other, net (1)	25,324	110,198
Cash flows from (used in) operating activities	4,706,811	(1,328,423)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	596,626	2,144,273
Fixed maturities, trading	111	99,623
Equity securities	2,534	6,280
Commercial mortgage and other loans	247,723	137,766
Policy loans	1,256	553
Other invested assets	23,072	16,864
Short-term investments	491,254	981,355
Payments for the purchase/origination of:
Fixed maturities, available for sale	(2,646,186)	(1,939,203)
Fixed maturities, trading	(54,862)	(208,007)
Equity securities	(51,229)	(3,253)
Commercial mortgage and other loans	(239,275)	(113,638)
Policy loans	(288)	(110)
Other invested assets	(128,402)	(99,983)
Short-term investments	(1,071,423)	(291,399)
Notes receivable from parent and affiliates, net	34,008	2,967
Derivatives, net	(76,670)	19,929
Other, net	0	(69)
Cash flows from (used in) investing activities	(2,871,751)	753,948
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	3,034,018	2,128,976
Ceded policyholders' account deposits	(13,881)	(28,992)
Policyholders' account withdrawals	(2,452,263)	(1,979,186)
Ceded policyholders' account withdrawals	28,760	20,786
Cash collateral for loaned securities	(384)	(10,236)
Repayments of debt (maturities longer than 90 days)	(274,569)	0
Drafts outstanding	(455)	(2,550)
Distribution to Parent	(736,500)	(800,000)
Cash flows from (used in) financing activities	(415,274)	(671,202)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,419,786	(1,245,677)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,503,534	1,639,939
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,923,320	$394,262

(1) Prior period amounts have been reclassified to conform to current period presentation.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2019 and 2018.
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

ASU adopted during the nine months ended September 30, 2019.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

ASU issued but not yet adopted as of September 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s non-performance risk ("NPR") recognized in OCI.
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

Other ASU issued but not yet adopted as of September 30, 2019

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

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.

The Company continues to test and refine its expected credit loss models and related systems, processes and controls for assets held on the Statement of Financial Position at amortized cost. We currently estimate the cumulative impact of the adoption to retained earnings, primarily attributable to the reserves for commercial mortgage and other loans, to be immaterial.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,658,235	$829,212	$4,009	$7,483,438	$0
Obligations of U.S. states and their political subdivisions	134,157	8,133	7	142,283	0
Foreign government bonds	202,792	19,761	12	222,541	0
U.S. public corporate securities	1,636,880	129,488	1,745	1,764,623	0
U.S. private corporate securities	1,042,425	52,255	3,703	1,090,977	0
Foreign public corporate securities	289,283	17,738	52	306,969	0
Foreign private corporate securities	1,038,186	29,438	16,883	1,050,741	0
Asset-backed securities(1)	443,291	4,445	2,280	445,456	(11)
Commercial mortgage-backed securities	554,117	30,064	0	584,181	0
Residential mortgage-backed securities(2)	76,854	4,743	11	81,586	0
Total fixed maturities, available-for-sale	$12,076,220	$1,125,277	$28,702	$13,172,795	$(11)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $13.6 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$112,315	$3,984	$5,844	$25	$118,159	$4,009
Obligations of U.S. states and their political subdivisions	2,215	7	0	0	2,215	7
Foreign government bonds	0	0	129	12	129	12
U.S. public corporate securities	34,279	321	38,133	1,424	72,412	1,745
U.S. private corporate securities	45,488	880	57,084	2,823	102,572	3,703
Foreign public corporate securities	9,706	18	8,374	34	18,080	52
Foreign private corporate securities	223,052	5,389	116,892	11,494	339,944	16,883
Asset-backed securities	118,339	401	199,108	1,879	317,447	2,280
Commercial mortgage-backed securities	0	0	0	0	0	0
Residential mortgage-backed securities	265	11	7	0	272	11
Total fixed maturities, available-for-sale	$545,659	$11,011	$425,571	$17,691	$971,230	$28,702

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$367,796	$4,844	$3,304,663	$371,649	$3,672,459	$376,493
Obligations of U.S. states and their political subdivisions	25,764	322	83,950	2,805	109,714	3,127
Foreign government bonds	98,437	2,346	58,975	1,810	157,412	4,156
U.S. public corporate securities	627,589	28,474	386,599	22,108	1,014,188	50,582
U.S. private corporate securities	269,545	7,755	422,498	15,122	692,043	22,877
Foreign public corporate securities	97,367	2,521	107,286	4,310	204,653	6,831
Foreign private corporate securities	373,891	19,217	116,743	8,554	490,634	27,771
Asset-backed securities	358,668	3,501	24,529	264	383,197	3,765
Commercial mortgage-backed securities	45,432	355	159,638	5,136	205,070	5,491
Residential mortgage-backed securities	34	1	13,775	497	13,809	498
Total fixed maturities, available-for-sale	$2,264,523	$69,336	$4,678,656	$432,255	$6,943,179	$501,591

As of September 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $24.2 million and $485.7 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.5 million and $15.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2019, the $17.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility and capital goods sectors. As of December 31, 2018, the $432.3 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$128,354	$129,099
Due after one year through five years	1,107,727	1,133,628
Due after five years through ten years	1,649,659	1,736,529
Due after ten years	8,116,218	9,062,316
Asset-backed securities	443,291	445,456
Commercial mortgage-backed securities	554,117	584,181
Residential mortgage-backed securities	76,854	81,586
Total fixed maturities, available-for-sale	$12,076,220	$13,172,795

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales(1)	$77,697	$391,271	$231,106	$1,834,190
Proceeds from maturities/prepayments	125,432	67,980	379,849	308,339
Gross investment gains from sales and maturities	15	2,532	982	20,109
Gross investment losses from sales and maturities	(445)	(10,764)	(3,086)	(85,869)
OTTI recognized in earnings(2)	(769)	(2,523)	(2,794)	(2,960)

(1)	Includes $14.3 million and $(1.7) million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Credit loss impairments:
Balance in OCI, beginning of period	$1,142	$753	$(209)	$792
New credit loss impairments	0	0	1,343	0
Increases due to the passage of time on previously recorded credit losses	0	1	10	2
Reductions for securities which matured, paid down, prepaid or were sold during the period	0	0	(1)	(40)
Reductions for securities impaired to fair value during the period(1)	(1,351)	0	(1,351)	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	(1)	(1)	(1)
Balance in OCI, end of period	$(209)	$753	$(209)	$753

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $0.3 million and $(0.3) million during the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$264,146	19.8%	$304,644	22.4%
Hospitality	5,618	0.4	3,633	0.3
Industrial	438,973	32.8	355,758	26.2
Office	315,647	23.6	305,537	22.5
Other	128,779	9.6	137,781	10.2
Retail	123,138	9.2	194,646	14.4
Total commercial mortgage loans	1,276,301	95.4	1,301,999	96.0
Agricultural property loans	61,205	4.6	54,375	4.0
Total commercial mortgage and agricultural property loans by property type	1,337,506	100.0%	1,356,374	100.0%
Allowance for credit losses	(2,300)		(2,896)
Total commercial mortgage and other loans	$1,335,206		$1,353,478

As of September 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (29%), Texas (13%) and New York (8%)) and included loans secured by properties in Europe (14%) and Australia (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$2,616	$34	$2,650
Addition to (release of) allowance for credit losses	245	1	246
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,861	35	2,896
Addition to (release of) allowance for credit losses	(611)	15	(596)
Charge-offs, net of recoveries	0	0	0
Balance at September 30, 2019	$2,250	$50	$2,300

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,250	50	2,300
Total ending balance(1)	$2,250	$50	$2,300
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,276,301	61,205	1,337,506
Total ending balance(1)	$1,276,301	$61,205	$1,337,506

(1)	As of September 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,861	35	2,896
Total ending balance(1)	$2,861	$35	$2,896
Recorded investment(2):
Individually evaluated for impairment	$0	$3,439	$3,439
Collectively evaluated for impairment	1,301,999	50,936	1,352,935
Total ending balance(1)	$1,301,999	$54,375	$1,356,374

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$635,907	$6,801	$3,615	$646,323
60%-69.99%	465,223	13,525	0	478,748
70%-79.99%	179,558	30,696	0	210,254
80% or greater	1,177	1,004	0	2,181
Total commercial mortgage and agricultural property loans	$1,281,865	$52,026	$3,615	$1,337,506

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,276,301	$0	$0	$0	$1,276,301	$0
Agricultural property loans	61,205	0	0	0	61,205	0
Total	$1,337,506	$0	$0	$0	$1,337,506	$0

(1)	As of September 30, 2019, there were no loans in this category accruing interest.

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

For the three and nine months ended September 30, 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $105 million and $206 million, respectively, of commercial mortgage and other loans sold. For both the three and nine months ended September 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $13 million and $96 million, respectively, of commercial mortgage and other loans sold.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$23,798	$23,844
Hedge funds	242,784	179,014
Real estate-related	150,510	94,738
Subtotal equity method	417,092	297,596
Fair value:
Private equity	3,954	4,142
Hedge funds	238	263
Real estate-related	6,218	3,562
Subtotal fair value	10,410	7,967
Total LPs/LLCs	427,502	305,563
Derivative instruments	2	42,978
Total other invested assets	$427,504	$348,541

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$100,249	$81,551	$289,289	$235,487
Fixed maturities, trading	2,579	2,006	7,497	3,091
Equity securities, at fair value	67	72	213	248
Commercial mortgage and other loans	12,761	12,567	37,661	38,818
Policy loans	153	175	430	546
Short-term investments and cash equivalents	31,807	5,103	62,313	18,988
Other invested assets	7,083	5,573	23,690	14,083
Gross investment income	154,699	107,047	421,093	311,261
Less: investment expenses	(5,332)	(3,883)	(14,685)	(11,226)
Net investment income	$149,367	$103,164	$406,408	$300,035

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities(1)	$(1,199)	$(10,755)	$(4,898)	$(68,720)
Commercial mortgage and other loans	950	201	(292)	53
Derivatives	(537,079)	75,810	(2,768,959)	702,465
Short-term investments and cash equivalents	61	17	448	24
Realized investment gains (losses), net	$(537,267)	$65,273	$(2,773,701)	$633,822

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$13,584	$(3,334)
Fixed maturity securities, available-for-sale — all other	1,082,991	(411,458)
Derivatives designated as cash flow hedges(1)	26,882	(3,849)
Affiliated notes	641	658
Other investments	0	1,074
Net unrealized gains (losses) on investments	$1,124,098	$(416,909)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$0	$0	$0
U.S. public corporate securities	0	0	0	384	0	384
Total cash collateral for loaned securities(1)	$0	$0	$0	$384	$0	$384

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•	Interest rate contracts: futures, swaps, forwards, options, caps and floors
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

	September 30, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,011,740	$66,182	$(6,817)	$768,075	$33,348	$(21,794)
Total Derivatives Designated as Hedge Accounting Instruments	$1,011,740	$66,182	$(6,817)	$768,075	$33,348	$(21,794)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$4,315,800	$408	$(1,585)	$908,100	$4,380	$(664)
Interest Rate Swaps	88,656,425	9,135,289	(3,093,358)	82,172,825	3,344,033	(1,395,270)
Interest Rate Options	14,730,000	820,638	(193,893)	19,255,000	139,765	(245,523)
Interest Rate Forwards	198,834	33,269	0	1,713,947	56,562	(1,976)
Foreign Currency
Foreign Currency Forwards	16,331	192	(65)	19,467	287	(27)
Currency/Interest Rate
Foreign Currency Swaps	204,104	20,804	0	231,245	11,659	(2,850)
Credit
Credit Default Swaps	0	0	0	0	0	0
Equity
Equity Futures	1,288,315	209	(4,923)	860,718	0	(6,629)
Total Return Swaps	15,960,466	114,009	(136,596)	14,456,836	986,130	(53,235)
Equity Options	24,376,699	209,440	(388,487)	26,861,807	271,630	(412,821)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$149,746,974	$10,334,258	$(3,818,907)	$146,479,945	$4,814,446	$(2,118,995)
Total Derivatives(1)(2)	$150,758,714	$10,400,440	$(3,825,724)	$147,248,020	$4,847,794	$(2,140,789)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

The fair value of the embedded derivatives, included in "Future policy benefits", was a net liability of $15,086 million and $8,332 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables to Prudential Insurance was a net asset of $368 million and $234 million as of September 30, 2019 and December 31, 2018, respectively, included in "Reinsurance recoverables". See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives pertaining to the variable annuity products with a market value adjustment option assumed from Pruco Life, included in "Reinsurance recoverables" or "Reinsurance payables", was a net asset of $44 million and $6 million as of September 30, 2019 and December 31, 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Policyholders' account balances", was a net liability of $154 million and $42 million as of September 30, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

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

	September 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$10,400,440	$(10,400,438)	$2	$0	$2
Securities purchased under agreements to resell	1,255,000	0	1,255,000	(1,255,000)	0
Total Assets	$11,655,440	$(10,400,438)	$1,255,002	$(1,255,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$3,825,724	$(3,814,060)	$11,664	$(11,664)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,825,724	$(3,814,060)	$11,664	$(11,664)	$0

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,847,794	$(4,804,816)	$42,978	$0	$42,978
Securities purchased under agreements to resell	675,000	0	675,000	(675,000)	0
Total Assets	$5,522,794	$(4,804,816)	$717,978	$(675,000)	$42,978
Offsetting of Financial Liabilities:
Derivatives(1)	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(130)	$2,665	$7,771	$27,184
Total cash flow hedges	(130)	2,665	7,771	27,184
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,571,885	0	0	0
Currency	681	0	0	0
Currency/Interest Rate	17,781	0	76	0
Credit	198	0	0	0
Equity	(145,305)	0	0	0
Embedded Derivatives	(2,982,189)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(536,949)	0	76	0
Total	$(537,079)	$2,665	$7,847	$27,184

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(850)	$8,375	$8,168	$30,689
Total cash flow hedges	(850)	8,375	8,168	30,689
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,328,630	0	0	0
Currency	930	0	0	0
Currency/Interest Rate	26,397	0	97	0
Credit	1,775	0	0	0
Equity	(2,378,529)	0	0	0
Embedded Derivatives	(5,747,312)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(2,768,109)	0	97	0
Total	$(2,768,959)	$8,375	$8,265	$30,689

	Three Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(286)	$2,141	$2,484	$257
Total cash flow hedges	(286)	2,141	2,484	257
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(772,889)	0	0	0
Currency	213	0	0	0
Currency/Interest Rate	1,510	0	33	0
Credit	0	0	0	0
Equity	(640,413)	0	0	0
Embedded Derivatives	1,487,675	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	76,096	0	33	0
Total	$75,810	$2,141	$2,517	$257

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(964)	$5,841	$8,973	$1,984
Total cash flow hedges	(964)	5,841	8,973	1,984
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,360,922)	0	0	0
Currency	537	0	0	0
Currency/Interest Rate	6,243	0	62	0
Credit	0	0	0	0
Equity	(879,866)	0	0	0
Embedded Derivatives	3,937,437	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	703,429	0	62	0
Total	$702,465	$5,841	$9,035	$1,984

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$(3,849)
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	42
Amount recorded in AOCI
Currency/Interest Rate	46,382
Total amount recorded in AOCI	46,382
Amount reclassified from AOCI to income
Currency/Interest Rate	(15,693)
Total amount reclassified from AOCI to income	(15,693)
Balance, September 30, 2019	$26,882

(1) See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2019 values, it is estimated that a pre-tax gain of $15 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2020, offset by amounts pertaining to the hedged items.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2019 and December 31, 2018.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by a counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$7,473,555	$9,883	$0	$7,483,438
Obligations of U.S. states and their political subdivisions	0	142,283	0	0	142,283
Foreign government bonds	0	222,541	0	0	222,541
U.S. corporate public securities	0	1,756,623	8,000	0	1,764,623
U.S. corporate private securities	0	1,056,417	34,560	0	1,090,977
Foreign corporate public securities	0	306,777	192	0	306,969
Foreign corporate private securities	0	1,020,459	30,282	0	1,050,741
Asset-backed securities(2)	0	425,773	19,683	0	445,456
Commercial mortgage-backed securities	0	584,181	0	0	584,181
Residential mortgage-backed securities	0	81,586	0	0	81,586
Subtotal	0	13,070,195	102,600	0	13,172,795
Fixed maturities, trading	0	388,789	3,960	0	392,749
Equity securities	4,962	51,912	5,109	0	61,983
Short-term investments	0	373,443	0	0	373,443
Cash equivalents	534,463	3,547,913	0	0	4,082,376
Other invested assets(3)	616	10,399,824	0	(10,400,438)	2
Reinsurance recoverables	0	0	412,099	0	412,099
Receivables from parent and affiliates	0	3,167	0	0	3,167
Subtotal excluding separate account assets	540,041	27,835,243	523,768	(10,400,438)	18,498,614
Separate account assets(4)	0	32,057,438	0	0	32,057,438
Total assets	$540,041	$59,892,681	$523,768	$(10,400,438)	$50,556,052
Future policy benefits(5)	$0	$0	$15,086,125	$0	$15,086,125
Policyholders' account balances	0	0	153,935	0	153,935
Payables to parent and affiliates	0	3,819,216	0	(3,813,444)	5,772
Other liabilities	6,508	0	0	(616)	5,892
Total liabilities	$6,508	$3,819,216	$15,240,060	$(3,814,060)	$15,251,724

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,875,959	$8,132	$0	$4,884,091
Obligations of U.S. states and their political subdivisions	0	131,164	0	0	131,164
Foreign government bonds	0	199,636	0	0	199,636
U.S. corporate public securities	0	1,473,973	0	0	1,473,973
U.S. corporate private securities	0	1,008,632	54,321	0	1,062,953
Foreign corporate public securities	0	291,086	0	0	291,086
Foreign corporate private securities	0	781,101	31,131	0	812,232
Asset-backed securities(2)	0	495,908	9,336	0	505,244
Commercial mortgage-backed securities	0	361,880	0	0	361,880
Residential mortgage-backed securities	0	49,414	0	0	49,414
Subtotal	0	9,668,753	102,920	0	9,771,673
Fixed maturities, trading	0	289,752	0	0	289,752
Equity securities	4,896	12	5,705	0	10,613
Short-term investments	0	29,818	0	0	29,818
Cash equivalents	1,098,903	2,593,456	0	0	3,692,359
Other invested assets(3)	4,380	4,843,414	0	(4,804,816)	42,978
Reinsurance recoverables	0	0	239,911	0	239,911
Receivables from parent and affiliates	0	37,193	0	0	37,193
Subtotal excluding separate account assets	1,108,179	17,462,398	348,536	(4,804,816)	14,114,297
Separate account assets(4)	0	31,210,346	0	0	31,210,346
Total assets	$1,108,179	$48,672,744	$348,536	$(4,804,816)	$45,324,643
Future policy benefits(5)	$0	$0	$8,332,474	$0	$8,332,474
Policyholders' account balances	0	0	42,350	0	42,350
Payables to parent and affiliates	0	2,133,496	0	(2,133,496)	0
Other liabilities	7,293	0	0	(664)	6,629
Total liabilities	$7,293	$2,133,496	$8,374,824	$(2,134,160)	$8,381,453

(1)	“Netting” amounts represent cash collateral of $6,586 million and $2,671 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2019 and December 31, 2018, the fair values of such investments were $10.4 million and $8.0 million, respectively.

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

(5)
As of September 30, 2019, the net embedded derivative liability position of $15,086 million includes $408 million of embedded derivatives in an asset position and $15,494 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8,332 million includes $625 million of embedded derivatives in an asset position and $8,957 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$17,812	Discounted cash flow	Discount rate	7%	20%	10.06%	Decrease
		Market Comparables	EBITDA multiples(3)	6.7X	6.7X	6.7X	Increase
Reinsurance recoverables	$412,099	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$15,086,125	Discounted cash flow	Lapse rate(6)	1%	18%		Decrease
			Spread over LIBOR(7)	0.16%	1.46%		Decrease
			Utilization rate(8)	43%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	14%	23%		Increase
Policyholders' account balances(5)	$153,935	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.16%	1.46%		Decrease
			Equity volatility curve	13%	25%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$18,609	Discounted cash flow	Discount rate	7%		20%		11.30%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
		Liquidation	Liquidation value	41%		41%		41%		Increase
Reinsurance recoverables	$239,911	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,332,474	Discounted cash flow	Lapse rate(6)	1%		13%				Decrease
			Spread over LIBOR(7)	0.36%		1.60%				Decrease
			Utilization rate(8)	50%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	18%		22%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$9,380	$0	$503	$0	$0	$0	$0	$0	$0	$9,883	$0
Corporate Securities(4)	71,071	(361)	10,340	0	0	(8,016)	0	0	0	73,034	(769)
Structured Securities(5)	19,725	296	0	0	0	(338)	0	0	0	19,683	0
Other assets:
Fixed maturities, trading	4,044	(84)	0	0	0	0	0	0	0	3,960	(79)
Equity securities	5,363	(254)	0	0	0	0	0	0	0	5,109	(254)
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	339,744	67,909	4,446	0	0	0	0	0	0	412,099	70,279
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(11,738,480)	(3,069,876)	0	0	(277,769)	0	0	0	0	(15,086,125)	(3,187,867)
Policyholders' account balances(6)	(121,102)	274	0	0	(33,107)	0	0	0	0	(153,935)	2,610

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(630)	$0	$515	$50	$(769)	$0
Other assets:
Fixed maturities, trading	0	(79)	0	(5)	0	(79)
Equity securities	0	(254)	0	0	0	(254)
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	67,909	0	0	0	70,279	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(3,069,876)	0	0	0	(3,187,867)	0
Policyholders' account balances	274	0	0	0	2,610	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$1,751	$0	$0	$0	$0	$0	$0	$9,883	$0
Corporate Securities(4)	85,452	262	17,653	0	0	(30,105)	0	1,790	(2,018)	73,034	(2,765)
Structured Securities(5)	9,336	825	44,273	0	0	(4,724)	0	551	(30,578)	19,683	(2)
Other assets:
Fixed maturities, trading	0	(1,061)	0	0	0	0	0	5,021	0	3,960	(1,051)
Equity securities	5,705	333	0	(929)	0	0	0	0	0	5,109	344
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	239,911	136,770	13,523	0	0	0	21,895	0	0	412,099	142,329
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(8,332,474)	(5,954,076)	0	0	(799,575)	0	0	0	0	(15,086,125)	(6,177,050)
Policyholders' account balances(6)	(42,350)	(12,804)	0	0	(98,781)	0	0	0	0	(153,935)	(8,672)

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(2,530)	$0	$3,429	$188	$(2,767)	$0
Other assets:
Fixed maturities, trading	0	(1,051)	0	(10)	0	(1,051)
Equity securities	0	333	0	0	0	344
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	136,770	0	0	0	142,329	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(5,954,076)	0	0	0	(6,177,050)	0
Policyholders' account balances	(12,804)	0	0	0	(8,672)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$6,658	$0	$255	$0	$0	$0	$0	$0	$0	$6,913	$0
Corporate Securities(4)	96,849	(6,816)	1,323	0	0	(6,495)	3	0	0	84,864	(2,771)
Structured Securities(5)	59,178	(155)	0	(13,850)	0	(14,052)	0	(194)	(20,975)	9,952	0
Other assets:
Equity securities	9,309	(46)	0	(1,584)	0	0	0	0	0	7,679	(375)
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	31	(23)	0	0	8	0
Reinsurance recoverables	185,258	(33,467)	4,930	0	0	0	2,485	0	0	159,206	(47,218)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(6,222,612)	1,485,428	0	0	(258,121)	0	0	0	0	(4,995,305)	1,428,629
Policyholders' account balances(6)	(13,835)	(1,093)	0	0	(19,141)	0	0	0	0	(34,069)	(1,093)

	Three Months Ended September 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(2,865)	$0	$(4,153)	$47	$(2,771)	$0
Other assets:
Equity securities	0	(46)	0	0	0	(375)
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Reinsurance recoverables	(33,467)	0	0	0	(47,218)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	1,485,428	0	0	0	1,428,629	0
Policyholders' account balances	(1,093)	0	0	0	(1,093)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$5,237	$0	$1,676	$0	$0	$0	$0	$0	$0	$6,913	$0
Corporate Securities(4)	95,206	(8,302)	6,348	(241)	0	(14,899)	26	6,941	(215)	84,864	(2,992)
Structured Securities(5)	185,358	(659)	84,810	(14,043)	0	(37,665)	0	51,785	(259,634)	9,952	0
Other assets:
Equity securities	9,758	366	0	(2,592)	0	0	147	0	0	7,679	(125)
Other invested assets	147	0	0	0	0	0	(147)	0	0	0	0
Short-term investments	87	(55)	0	0	0	0	(24)	0	0	8	(55)
Reinsurance recoverables	244,006	(90,205)	14,444	0	0	0	(9,039)	0	0	159,206	(95,836)
Receivables from parent and affiliates	0	(106)	0	0	0	0	0	34,269	(34,163)	0	0
Liabilities:
Future policy benefits	(8,151,902)	3,925,867	0	0	(769,270)	0	0	0	0	(4,995,305)	3,677,070
Policyholders' account balances(6)	0	(1,138)	0	0	(32,931)	0	0	0	0	(34,069)	(1,138)

	Nine Months Ended September 30, 2018(7)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(3,050)	$0	$(6,105)	$194	$(2,992)	$0
Other assets:
Equity securities	0	366	0	0	0	(125)
Other invested assets	0	0	0	0	0	0
Short-term investments	(55)	0	0	0	(55)	0
Reinsurance recoverables	(90,205)	0	0	0	(95,836)	0
Receivables from parent and affiliates	0	0	(106)	0	0	0
Liabilities:
Future policy benefits	3,925,867	0	0	0	3,677,070	0
Policyholders' account balances	(1,138)	0	0	0	(1,138)	0

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
Notes to Unaudited Interim Financial Statements—(Continued)

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

	September 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,381,743	$1,381,743	$1,335,206
Policy loans	0	0	12,352	12,352	12,352
Short-term investments	245,000	0	0	245,000	245,000
Cash and cash equivalents	585,944	1,255,000	0	1,840,944	1,840,944
Accrued investment income	0	98,662	0	98,662	98,662
Reinsurance recoverables	0	0	57,595	57,595	57,191
Receivables from parent and affiliates	0	11,934	0	11,934	11,934
Other assets	0	14,845	0	14,845	14,845
Total assets	$830,944	$1,380,441	$1,451,690	$3,663,075	$3,616,134
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,259,338	$1,259,338	$1,251,639
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	0	0	0	0
Long-term debt	0	683,860	0	683,860	653,596
Reinsurance payables	0	0	51,267	51,267	51,267
Payables to parent and affiliates	0	48,380	0	48,380	48,380
Other liabilities	0	413,737	0	413,737	413,737
Separate account liabilities - investment contracts	0	58	0	58	58
Total liabilities	$0	$1,146,035	$1,310,605	$2,456,640	$2,418,677

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,339,707	$1,339,707	$1,353,478
Policy loans	0	0	12,805	12,805	12,805
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	136,175	675,000	0	811,175	811,175
Accrued investment income	0	90,895	0	90,895	90,895
Reinsurance recoverables	0	0	55,236	55,236	55,236
Receivables from parent and affiliates	0	9,188	0	9,188	9,188
Other assets	0	3,735	0	3,735	3,735
Total assets	$143,925	$778,818	$1,407,748	$2,330,491	$2,344,262
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$560,548	$560,548	$565,903
Cash collateral for loaned securities	0	384	0	384	384
Short-term debt	0	139,843	0	139,843	140,569
Long-term debt	0	791,670	0	791,670	787,596
Reinsurance payables	0	0	55,236	55,236	55,236
Payables to parent and affiliates	0	30,846	0	30,846	30,846
Other liabilities	0	554,162	0	554,162	554,162
Separate account liabilities - investment contracts	0	71	0	71	71
Total liabilities	$0	$1,516,976	$615,784	$2,132,760	$2,134,767

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables(1)	$710,596	$572,102
Deferred policy acquisition costs	3,719,370	3,703,166
Deferred sales inducements	448,274	476,608
Value of business acquired	(2,306)	(2,431)
Other assets	72,061	79,992
Policyholders’ account balances	3,238,585	3,098,537
Future policy benefits	10,787,006	5,680,939
Reinsurance payables(2)	227,948	232,937
Other liabilities	284,581	290,330

(1)	Includes $0.1 million and $0.0 million of unaffiliated activity as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $0.1 million of unaffiliated activity as of both September 30, 2019 and December 31, 2018.

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$457,305	$335,349
Pruco Life	253,207	236,716
Unaffiliated	84	37
Total reinsurance recoverables	$710,596	$572,102

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Premiums:
Direct	$6,522	$7,582	$22,957	$27,519
Assumed	6,355	6,568	25,848	22,714
Ceded	(371)	(471)	(563)	(2,225)
Net premiums	12,506	13,679	48,242	48,008
Policy charges and fee income:
Direct	119,509	137,719	363,540	423,170
Assumed	416,389	422,888	1,222,535	1,260,550
Ceded(1)	(8,746)	(10,015)	(26,201)	(30,495)
Net policy charges and fee income	527,152	550,592	1,559,874	1,653,225
Asset administration fees and other income:
Direct	44,616	18,360	124,587	70,053
Assumed	78,408	77,276	227,182	228,423
Ceded	(2,097)	(2,316)	(6,249)	(7,016)
Net asset administration fees and other income	120,927	93,320	345,520	291,460
Realized investment gains (losses), net:
Direct	1,644,998	(1,033,002)	1,404,528	(2,239,254)
Assumed	(2,243,942)	1,133,110	(4,290,175)	2,965,558
Ceded	61,677	(34,835)	111,946	(92,482)
Realized investment gains (losses), net	(537,267)	65,273	(2,773,701)	633,822
Policyholders' benefits (including change in reserves):
Direct	22,680	20,847	47,399	51,364
Assumed	48,154	29,743	82,130	64,401
Ceded(2)	(1,001)	(659)	(3,856)	(2,141)
Net policyholders' benefits (including change in reserves)	69,833	49,931	125,673	113,624
Interest credited to policyholders’ account balances:
Direct	27,944	41,949	49,289	113,522
Assumed	30,959	43,662	55,053	109,210
Ceded	(1,956)	(3,298)	(3,613)	(8,829)
Net interest credited to policyholders’ account balances	56,947	82,313	100,729	213,903
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	298,565	283,512	738,045	875,265

(1)
Includes $(1) million and $(0.4) million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $(1) million for both the nine months ended September 30, 2019 and 2018.

(2)
Includes $0.0 million of unaffiliated activity for both the three months ended September 30, 2019 and 2018 and $0.0 million and $(0.2) million for the nine months ended September 30, 2019 and 2018, respectively.

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

The Company's income tax provision amounted to an income tax benefit of $(377) million, or 22.53% of income (loss) from operations before income taxes in the first nine months of 2019, compared to an income tax expense of $57 million, or 4.38%, in the first nine months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits. In addition, the first nine months of 2018 includes a $0.5 million increase in income tax expense primarily related to refinement of the Company’s provisional estimates related to the U.S. Tax Cuts and Jobs Act of 2017 and the item described below that was recorded in the period in which it occurred.

2018 Industry Issue Resolution (IIR) - In August 2018, the Internal Revenue Service released an IIR to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the IIR methodology resulted in an accelerated deduction for the Company’s 2017 tax return that would have otherwise been deductible in future years. Prior to the adoption of this IIR, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the IIR, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year in which they will now be recognized resulting in a reduction in income tax expense of $193 million for the first nine months of 2018.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2019 and 2018 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	(244)	1,316,155	1,315,911
Amounts reclassified from AOCI	0	20,591	20,591
Income tax benefit (expense)	51	(280,717)	(280,666)
Balance, September 30, 2019	$(1,271)	$732,734	$731,463

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(7)	$(90,117)	$(90,124)
Change in OCI before reclassifications	(1,192)	(438,304)	(439,496)
Amounts reclassified from AOCI	0	54,870	54,870
Income tax benefit (expense)	251	80,522	80,773
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, September 30, 2018	$(950)	$(429,744)	$(430,694)

(1)
Includes cash flow hedges of $27 million and $(4) million as of September 30, 2019 and December 31, 2018, respectively, and $(24) million and $(26) million as of September 30, 2018 and December 31, 2017, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(10,305)	$4,339	$(15,693)	$13,850
Net unrealized investment gains (losses) on available-for-sale securities	(1,199)	(10,755)	(4,898)	(68,720)
Total net unrealized investment gains (losses)(4)	(11,504)	(6,416)	(20,591)	(54,870)
Total reclassifications for the period	$(11,504)	$(6,416)	$(20,591)	$(54,870)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(3,334)	$(1,119)	$(68)	$27	$(4,494)
Net investment gains (losses) on investments arising during the period	17,051	0	0	(3,581)	13,470
Reclassification adjustment for (gains) losses included in net income	(41)	0	0	9	(32)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(92)	0	0	19	(73)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(181)	0	38	(143)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(69)	14	(55)
Balance, September 30, 2019	$13,584	$(1,300)	$(137)	$(3,474)	$8,673

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(413,575)	$8,505	$1,113	$85,156	$(318,801)
Net investment gains (losses) on investments arising during the period	1,503,365	0	0	(315,707)	1,187,658
Reclassification adjustment for (gains) losses included in net income	20,632	0	0	(4,333)	16,299
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	92	0	0	(19)	73
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(180,113)	0	37,824	(142,289)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(23,898)	5,019	(18,879)
Balance, September 30, 2019	$1,110,514	$(171,608)	$(22,785)	$(192,060)	$724,061

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended September 30, 2019 and 2018, and $0.1 million for both the nine months ended September 30, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $0.0 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million for both the nine months ended September 30, 2019 and 2018.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $2 million and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million for both the three months ended September 30, 2019 and 2018, and $2 million for both the nine months ended September 30, 2019 and 2018.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.2 million for both the three months ended September 30, 2019 and 2018, and $0.7 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $24 million and $32 million for the three months ended September 30, 2019 and 2018, respectively, and $74 million and $91 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $4 million for both the three months ended September 30, 2019 and 2018, and $12 million for both the nine months ended September 30, 2019 and 2018.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, and $12 million and $9 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $346 million and $228 million as of September 30, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes $3 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $11 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $24 million and $26 million for the three months ended September 30, 2019 and 2018, respectively, and $72 million and $80 million for the nine months ended September 30, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at September 30, 2019 and December 31, 2018 were as follows:

	Maturity Dates	Interest Rates			September 30, 2019	December 31, 2018
					(in thousands)
U.S. dollar floating rate notes	2028	3.83%	-	4.25%	$0	$34,008
U.S. dollar fixed rate notes	2027	8.15%	-	14.85%	3,166	3,184
Total notes receivable - affiliated(1)					$3,166	$37,192

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.2 million and $0.3 million at September 30, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were a gain of $0.1 million for both the three months ended September 30, 2019 and 2018, and a loss of $0.1 million for the nine months ended September 30, 2019, and a gain of $0.3 million for the nine months ended September 30, 2018, and are included in “Asset administration fees and other income”.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturities	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturities	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0
Prudential Insurance	July 2018	Sale	Fixed Maturities	$11,160	$9,277	$0	$1,488
Prudential Insurance	August 2018	Sale	Commercial Mortgages	$13,414	$13,165	$0	$196
Prudential Insurance	December 2018	Purchase	Fixed Maturities	$33,256	$33,166	$0	$(71)
Prudential Agricultural Investors LP	December 2018	Transfer Out	Other Invested Assets - Privates	$7,324	$7,324	$0	$0
Prudential Insurance	January 2019	Sale	Fixed Maturities	$20,504	$20,781	$0	$(277)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$97,953	$98,506	$0	$(554)
Prudential Insurance	March 2019	Purchase	Fixed Maturities	$141,476	$141,476	$0	$7,776
Prudential Insurance	April 2019	Purchase	Equity Securities	$4,300	$4,300	$0	$0
Prudential Retirement Insurance and Annuity Company	April 2019	Purchase	Equity Securities	$1,258	$1,258	$0	$0
Pruco Life Insurance Company	April 2019	Purchase	Equity Securities	$14,525	$14,525	$0	$0
Prudential Insurance	June 2019	Transfer out	Fixed Maturities	$23,066	$23,002	$0	$64
Prudential Insurance	June 2019	Transfer In	Fixed Maturities	$19,919	$19,919	$0	$0
Prudential Insurance	August 2019	Sale	Fixed Maturities	$66,346	$64,735	$0	$1,611
Prudential Insurance	August 2019	Sale	Commercial Mortgages	$106,307	$104,733	$0	$1,574

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of September 30, 2019 and December 31, 2018:

Affiliate	Date Issued	Amount of Notes - September 30, 2019	Amount of Notes - December 31, 2018	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	0	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	0	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	0	50,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity Company	6/28/2016	0	34,000	3.09%	6/28/2023
Total Loans Payable to Affiliates		$653,596	$928,165

The total interest expense to the Company related to loans and other payables to affiliates was $38 million and $14 million for the three months ended September 30, 2019 and 2018, respectively, and $78 million and $44 million for the nine months ended September 30, 2019 and 2018, respectively.

Contributed Capital and Dividends

Through September of 2019 and December of 2018, the Company did not receive any capital contributions.

In March, June and September of 2019, there was a $245 million, $247 million and $245 million return of capital, respectively, to PAI. In March, June, September and December of 2018, there was a $300 million, $250 million, $250 million and $225 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans of $71 million and $4 million as of September 30, 2019 and December 31, 2018, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $205 million and $271 million as of September 30, 2019 and December 31, 2018, respectively.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The DOL’s review of the securities lending matter is closed. In September 2019, Prudential Financial reached a settlement of these matters with the SEC. As part of the settlement Prudential Financial agreed to pay a fine of $5 million and disgorgement of $27.6 million, and consented to the entry of an Administrative Order containing findings that two of its subsidiaries violated certain sections of the Investment Advisers Act of 1940 and the Investment Advisers Act Rules and ordering the subsidiaries to cease and desist from committing or causing any violations and any future violations of those provisions. In reaching this settlement, Prudential Financial neither admitted nor denied the SEC’s findings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2019, compared with December 31, 2018, and its results of operations for the three and nine months ended September 30, 2019 and 2018. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them.  We believe that the new standards will apply to recommendations to purchase certain of our products, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings. Conversely, if interest rates were to decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2019, we assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company's Financial Statements and Notes to the Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. See Note 2 to our Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $6.9 billion from $54.7 billion at December 31, 2018 to $61.6 billion at September 30, 2019. Significant components were:

•
Total investments and Cash and cash equivalents increased $5.7 billion primarily driven by derivative collateral postings, cash flows from insurance operations and unrealized gains on investments due to declining interest rates, partially offset by a return of capital, net investment acquisitions and debt repayments; and

•	Separate account assets increased $0.8 billion primarily driven by favorable market performance, partially offset by net outflows and policy charges.

Total liabilities increased $8.0 billion from $47.9 billion at December 31, 2018 to $55.9 billion at September 30, 2019. Significant components were:

•	Future policy benefits increased $6.8 billion primarily driven by declining interest rates, partially offset by favorable equity markets;

•	Separate account liabilities increased $0.8 billion, corresponding to the increase in separate account assets described above;

•	Policyholders' account balances increased $0.7 billion primarily driven by general account product sales; and

•	Partially offset by a decrease in short-term and long-term debts of $0.3 billion driven by maturities and debt repayments.

Total equity decreased $0.9 billion from $6.7 billion at December 31, 2018 to $5.8 billion at September 30, 2019, primarily driven by an after-tax loss of $1.3 billion for the nine months ended September 30, 2019 and a return of capital of $0.7 billion, partially offset by unrealized gains on investments of $1.1 billion, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $0.6 billion from income of $0.3 billion for the three months ended September 30, 2018 to a loss of $0.3 billion for the three months ended September 30, 2019 driven by unfavorable living benefit results reflecting declining interest rates, partially offset by credit spread widening in the current quarter as well as an unfavorable impact from duration management swaps due to declining interest rates in the current quarter compared to rising interest rates in the prior period quarter. These losses were partially offset by a favorable comparative impact of mark to market losses related to our capital hedge program.

Nine Months Comparison

Income (loss) from operations before income taxes decreased $3.0 billion from income of $1.3 billion for the nine months ended September 30, 2018 to a loss of $1.7 billion for the nine months ended September 30, 2019, which includes a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results from this annual review included net charges of $11 million and $160 million in the second quarter of 2019 and 2018, respectively. Excluding this item, income (loss) from operations before income taxes decreased $2.8 billion primarily driven by an unfavorable impact from living benefit results in the current period as a result of declining interest rates and credit spread tightening in comparison to a favorable impact from rising interest rates and credit spread widening in the prior period. Also contributing to the decrease was an unfavorable comparative impact of realized gains (losses) related to duration management swaps driven by declining interest rates and our capital hedge program driven by more favorable equity markets in 2019. Capital hedge impacts are excluded from the table below.

The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)(1)		(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(8)	$(42)	$(145)	$(154)
Change in portions of U.S. GAAP liability, before NPR(3)	(1,273)	562	(1,704)	1,011
Change in the NPR adjustment	1,071	(258)	315	(144)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(210)	262	(1,534)	713
Related benefit (charge) to amortization of DAC and other costs	(17)	(60)	214	(215)
Net impact of assumption updates and other refinements	0	0	13	(159)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(227)	$202	$(1,307)	$339

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended September 30, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of nonperformance risk ("NPR"), DAC and other costs, was a net charge of $227 million, which primarily reflects the impact of a net charge of $210 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of declining interest rates, partially offset by credit spread widening used in measuring our living benefit contracts.

For the nine months ended September 30, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a net charge of $1,307 million, which primarily reflects the impact of a net charge of $1,534 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of declining interest rates and credit spread tightening, partially offset by favorable equity markets used in measuring our living benefit contracts. The results for the nine months ended September 30, 2019 had partial offsets in the $214 million of related benefits to amortization of DAC and other costs as well as the impact of a $13 million net benefit from our annual reviews and update of assumptions and other refinements.

For the three months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a net benefit of $202 million, which primarily reflects the impact of a net benefit of $262 million due to changes in the U.S. GAAP embedded derivative and hedge positions as a result of rising interest rates used in measuring our living benefit contracts partially offset by $60 million of related charges to amortization of DAC and other costs.

For the nine months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a net benefit of $339 million, which primarily reflects a $713 million net impact from changes in the U.S. GAAP embedded derivative and hedge positions as a result of rising interest rates, favorable equity markets and credit spread widening used in measuring our living benefit contracts. Partial offsets include $215 million of related charges to amortization of DAC and other costs and a $159 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues decreased $0.5 billion from $0.8 billion for the three months ended September 30, 2018 to $0.3 billion for the three months ended September 30, 2019 driven by a decrease in Total realized investment gains (losses), net as a result of unfavorable living benefit results and duration management swaps due to the impact from declining interest rates partially offset by favorable comparative results from our capital hedge program, as discussed above.

Benefits and expenses remained flat from $0.6 billion for the three months ended September 30, 2018 to $0.6 billion for the three months ended September 30, 2019 primarily driven by a decrease related to the amortization of DAC and other costs due to lower gross profits, partially offset by higher commissions and expenses assumed.

Nine Months Comparison

Revenues decreased $3.3 billion from $2.9 billion for the nine months ended September 30, 2018 to a loss of $0.4 billion for the nine months ended September 30, 2019. Excluding the impacts of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $3.2 billion primarily driven by a decrease of $3.1 billion in Realized investment gains (losses) as a result of unfavorable living benefit and duration management results due to the impact from declining interest rates and unfavorable comparative results related to our capital hedge program, as discussed above.

Benefits and expenses decreased $0.3 billion from $1.6 billion for the nine months ended September 30, 2018 to $1.3 billion for the nine months ended September 30, 2019. Excluding the impacts of our annual reviews and update of assumptions and other refinements, as discussed above, expenses decreased $0.4 billion primarily driven by amortization of DAC and other costs due to changes in the living benefit reserves, as discussed above.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with Individual Annuities' products and (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year-end and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Product Design Features

A portion of the variable annuity contracts that we have offered include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The transfers are based on a static mathematical formula used with the particular benefit which considers factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements of these products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Our current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and over-the-counter ("OTC") equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

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

	As of September 30, 2019	As of December 31, 2018
	(in millions)	(in millions)
U.S. GAAP liability (including non-performance risk)	$15,086	$8,332
Non-performance risk adjustment	4,552	4,275
Subtotal	19,638	12,608
Adjustments including risk margins and valuation methodology differences	(5,575)	(3,831)
Economic liability managed by ALM strategy	$14,063	$8,777

As of September 30, 2019, we have sufficient assets to cover our economic liability.

For information regarding the Risk Appetite Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital”.

Capital Hedge Program

We employ a capital hedge program within the Company to further hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts.

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

The Company has returned capital to its parent, PAI for the periods indicated below.

Return of Capital
(in millions)
September 30, 2019	$245
June 30, 2019	$247
March 31, 2019	$245
December 31, 2018	$225
September 30, 2018	$250
June 30, 2018	$250
March 31, 2018	$300

Risk Appetite Framework

Prudential Financial manages capital consistent with our Risk Appetite Framework (“RAF”) to determine the amount of capital it needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the enterprise align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2019 and December 31, 2018, the Company had liquid assets of $20.2 billion and $14.6 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.5 billion and $4.5 billion as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $13.1 billion, or 97%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ John Chieffo
Name	John Chieffo
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 13, 2019