Form 10-K
period 2019-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2020-03-05
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
As of March 5, 2020, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and
is therefore filing this Form with the reduced disclosure.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

PART 1
Item 1.  Business
Overview
Prudential Annuities Life Assurance Corporation (the “Company”, “PALAC”, “we”, or “our”), with its principal offices in Shelton, Connecticut, is a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey corporation.
The Company has developed long-term savings and retirement products, which are distributed through its affiliated broker-dealer company, Prudential Annuities Distributors, Inc. (“PAD”), and third-party distribution networks. The Company issues variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company had stopped actively selling products by March 2010; however, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules. In 2018, the Company resumed offering annuity products to new investors (except in New York).
PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance. The Company received no capital contributions during 2019, 2018 and 2017.
As disclosed in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company surrendered its New York license effective as of December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance ("AZDOI"). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services ("NY DFS").
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

Products
 We offer a variety of products to serve different retirement needs and goals.
Fixed Annuities
•
PruSecure® (launched in January 2018), and SurePathSM and SurePathSM Income (launched in July 2019), single premium fixed indexed annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePathSM and SurePathSM Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. Additionally, SurePathSM Income offers a benefit which provides for guaranteed lifetime withdrawal payments.

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
•
Independent financial planners
•
Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization
•
Independent Marketing Organizations (“IMO”) (specifically for SurePathSM and SurePathSM Income)
•
LINK by Prudential, a direct-to-consumer advisory platform, that connects to customers, with the help of insurance professionals, through various channels (online, phone, video chat, or in person).

Revenues and Profitability
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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Impact of annual assumption update (1)		Higher expenses (2)
(1) Impact of annual reviews and update of actuarial assumptions and other refinements.
(2) Expenses are typically higher than the quarterly average in the fourth quarter.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. As an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. We entered into a reinsurance agreement with a third party reinsurer that grants us the ability to reinsure a portion of our fixed indexed annuity products (specifically PruSecure® and SurePathSM) issued on or after October 15, 2019. We enter into reinsurance agreements as the assuming entity as part of our normal product offerings. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Prudential Insurance, see Note 10 to the Financial Statements.
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
The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

◦	Rescission of Designation

◦	Initiatives Regarding Dodd-Frank and Financial Regulation

•	ERISA

•	Fiduciary Rules and other Standards of Care

•	State Insurance Holding Company Regulation

•	Insurance Operations

◦	State Insurance Regulation

◦	Federal and State Securities Regulation Affecting Insurance Operations

•	SECURE Act

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Unclaimed Property Laws

•	Taxation

•	International and Global Regulatory Initiatives
Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance (“NJDOBI”). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2019.

Existing and future accounting rules may also impact our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Financial Statements.
Dodd-Frank Wall Street Reform and Consumer Protection Act
Rescission of Designation

In October 2018, the Financial Stability Oversight Council (the “Council”) rescinded Prudential Financial’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result of the Council’s rescission of Prudential Financial’s Designated Financial Company status, Prudential Financial is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Accordingly, Prudential Financial will no longer incur FRB supervisory fees or certain consulting and other costs associated with FRB supervision.

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
Initiatives Regarding Dodd-Frank and Financial Regulation
In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Council’s standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, the Council adopted interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach the Council intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes the Council intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

We cannot predict whether the Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.
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

Fiduciary Rules and Other Standards of Care
The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these rules have been revised or reexamined, as described below. We cannot predict whether any proposed or new amendments to the existing regulatory framework will ultimately become applicable to our businesses. Any new standards issued by the U.S. Department of Labor (“DOL”), the Securities and Exchange Commission (“SEC”), the National Association of Insurance Commissioners (“NAIC”) or state regulators may affect our businesses, results of operations, cash flows and financial condition.

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. We cannot predict whether the DOL will issue any new fiduciary rules or what impact they would have on the Company.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them. We believe that the new standards will apply to recommendations to purchase certain of our products and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

State Standard of Care Regulation

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York. The amendments became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. In addition, in October 2018 the New Jersey Bureau of Securities issued a proposal that would impose a fiduciary standard on all New Jersey investment professionals.

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

Group-Wide Supervision

NJDOBI acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC has formed a working group to develop a U.S. group capital calculation using a risk-based capital (“RBC”) aggregation methodology. In constructing the calculation, the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). The working group field tested a proposed calculation in 2019, and may seek to adopt a final version in 2020.

•Macroprudential Framework. The NAIC has established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC is currently developing a liquidity stress testing framework.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In June 2018, AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding, for RBC purposes, the current NAIC designations from six to twenty.

•Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in statutory reserves and/or risk-based capital related to annuities. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC. In 2019, the American Academy of Actuaries issued a report at the request of the NAIC recommending implementation of a new longevity risk factor concurrently with a correlation adjustment for mortality risk.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for year-end 2018 RBC formulas and is continuing to consider whether to add an explicit growth risk charge to the RBC formula. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (VM-21), Actuarial Guideline 43 (“AG 43”), and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) reforming standard scenarios for AG 43 and C3 Phase II; and (iii) standardizing capital market assumptions and aligning total asset requirements and reserves. The Company does not expect material impacts to target capital levels from the revised framework. The NAIC is considering further changes to the Valuation Manual for future years.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the line of business written by all member insurers in the state. While we cannot predict the amount and timing of future assessments on the Company under these laws, Prudential Financial has established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

SECURE Act
In December 2019, Congress enacted the Setting Every Community Up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is expected to help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. These changes, which involve both ERISA and the Internal Revenue Code, include:

•	increasing the required minimum distribution age from 70 ½ to 72;

•	allowing contributions to traditional IRAs after attaining age 70 ½;

•	allowing up to $5,000 of withdrawals from a defined contribution plan or IRA for the birth or adoption of a child;

•	allowing completely unrelated small employers to participate in an open Multiple Employer Plan;

•	facilitating portability of lifetime income products held in retirement plans;

•	requiring defined contribution plans to provide an annual lifetime income disclosure;

•	limiting the ability of plan and IRA beneficiaries to stretch benefits over their life; and

•	creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider.

Some of the changes in law made by the SECURE Act are complex and unclear in application. Moreover, many of the provisions were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. We cannot predict what impact the SECURE Act will ultimately have on our business.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•	provide additional protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;

•	require oversight of third parties that have access to, and handle, personal information; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union's ("E.U.") General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S. the Federal government has proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act will be effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Internationally, a number of countries such as Brazil and Argentina have enacted or are considering enacting GDPR-like regulations.

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

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

Taxation

U.S. Taxation

Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 11 to the Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") was enacted into law on December 22, 2017 and was generally effective starting in 2018. The Tax Act of 2017 changed the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company were: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; and (3) an increased capitalization and amortization period for acquisition costs related to certain products.

During 2018 and 2019, the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed and Final Regulations on a number of provisions within or impacted by the Tax Act of 2017. The Treasury and IRS have requested comments on the Proposed Regulations. Our analysis of these Proposed Regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

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

The products we sell have different tax characteristics and, in some cases, generate tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on our investments supporting separate account products. These changes would increase the Company’s actual tax expense and reduce its net income.

The profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.

In July 2013, Prudential Financial along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Prudential Financial remained designated as a G-SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB announced that it has suspended the annual identification of G-SIIs until November 2022, when it will review the need to either discontinue or re-establish the annual process based on the initial years of implementation of the Holistic Framework.

In addition to its post financial crisis work on systemic risk, the IAIS developed the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame were adopted by the IAIS in November 2019. Development of the ICS, which is the capital adequacy component of ComFrame, remains underway and will enter a five-year monitoring phase beginning in 2020. During the monitoring phase, IAIGs are encouraged to report ICS results to their group supervisory authorities to support the IAIS’ efforts to obtain feedback on the appropriateness of the framework. The IAIS will use input from supervisory authorities and IAIGs as well as stakeholder feedback on a public consultation and the results of an economic impact assessment to further improve the ICS. The IAIS is scheduled to adopt a final version of the ICS, which it expects its member supervisory authorities to implement, in 2025.

As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the ICS and proposed policy measures within the Holistic Framework. However, we could become subject to these policy measures if they were adopted by either our group supervisor or supervisors of Prudential Financial's international operations or companies, which could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad.

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

Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities”.
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

•
Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that can emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

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

Our insurance and annuity products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets in the investable space. The interest rate risk emerges primarily from their tail cash flows (30 years or more), which cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.
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

For a discussion of the Company's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity".
Operational Risk
Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.
An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes.
Operational Risk Types

•	Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices.

•	Systems - Failures during the development and implementation of new systems; systems failures.

•	People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.

•	External Events - External crime; cyber-attack; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.

•	Legal - Legal and regulatory compliance failures.

Potential Impacts

•	Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.

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
Key Enterprise Operational Risks - Key enterprise operational risks include the following:
We are subject to business continuation risk, which is the risk that our systems and data may be disrupted. We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. We may experience a business continuation event as a result of:

•	Severe pandemic, either naturally occurring or intentionally manipulated pathogens.

•	Geo-political risks, including armed conflict and civil unrest.

•	Terrorist events.

•	Significant natural or accidental disasters.

•	Cyber-attacks.
We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•	Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks cannot be fully mitigated using technology or otherwise.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•	Insurance and retirement services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.

•
Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.

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

We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.
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
Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise Our products are sold primarily through our captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of large numbers of decentralized sales personnel who are compensated based on commissions.  The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors.  Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs.  While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales risk accountability.

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and in recent years many of these rules have been revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus in regulatory examinations. These investigations and examinations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

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

Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, we must consider the impact of the prolonged low interest rate environment on new product development and continued sales of interest sensitive products.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Financial sector regulatory reform.

•	U.S. federal, state and local tax laws.

•	Fiduciary rules and other standards of care.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for variable annuities and other products.

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
Changes in technology and other external factors may be unsettling to our business model. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment which may have a significant impact on our business model.

•
Interaction with Customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.

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

The following items are examples of other factors which could have a meaningful impact on our business.

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial's subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.

•
The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. It is expected that the U.K. Financial Conduct Authority will stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate ("SOFR") which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

•
The changing competitive landscape may adversely affect the Company. In our business we face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players.

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
The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options subject to a limited market value adjustment or no market value adjustment and not registered with the SEC. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped selling such products in March 2010.
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
Impact of a Low Interest Rate Environment
As a financial services company, market interest rates are a key driver of the Company's results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

•	investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;

•	insurance reserve levels, amortization of deferred policy acquisition costs ("DAC")/value of business acquired (“VOBA”)/deferred sales inducements ("DSI") and market experience true-ups;

•	customer account values, including their impact on fee income;

•	fair value of, and possible impairments, on intangible assets;

•	product offerings, design features, crediting rates and sales mix; and

•	policyholder behavior, including surrender or withdrawal activity.
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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 9 to the Financial Statements. We generally amortize DAC and DSI over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits". As of December 31, 2019, DAC and DSI were $4,456 million and $813 million, respectively.

Amortization methodologies
We generally amortize DAC and other costs over the expected life of the policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as (i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances, less (ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and fixed indexed annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts previously issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 10 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “—Results of Operations”.
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
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts is dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and other costs is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2019, we assume an 8.0% long-term equity expected rate of return and a 3.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC and DSI, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI (see “—Deferred Policy Acquisition Costs and Deferred Sales Inducements” above for additional information). VOBA is also subject to recoverability testing. As of December 31, 2019, VOBA was $30 million.

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

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The result of the benefit ratio method is that the liability at any point in time represents an accumulation of the portion of assessments received to date expected to be needed to fund future excess payments, less any excess payments already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Financial Statements.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.
The following paragraphs provide additional details about the reserves we have established:
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

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2019 balances of changes in a single assumption and not changes in any combination of assumptions. Changes in current assumptions and the related impact that could result in the listed financial statement balances that are in excess of the amounts illustrated may occur in future periods. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long-duration and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long-duration and limited payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.

The impacts presented within this table exclude the related impacts of our asset liability management strategy which seeks to offset the changes in the balances presented within this table and is primarily comprised of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2019
	Increase (Decrease) in
	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances(1)(6)	Net Impact
	(in millions)
Hypothetical change in current
Long-Term Equity Expected Rate of Return(2)
Increase by 50 basis points	$165	$0	$(45)	$210
Decrease by 50 basis points	$(160)	$0	$45	$(205)
NPR Credit Spread(3)
Increase by 50 basis points	$(365)	$(35)	$(1,690)	$1,290
Decrease by 50 basis points	$410	$35	$1,855	$(1,410)
Mortality(4)
Increase by 1%	$(15)	$(5)	$(140)	$120
Decrease by 1%	$15	$5	$145	$(125)
Lapse(5)
Increase by 10%	$(100)	$(15)	$(650)	$535
Decrease by 10%	$110	$15	$680	$(555)

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guaranteed features.

(2)	Represents the impact of an increase or decrease in the long-term equity expected rate of return.

(3)	Represents the impact of an increase or decrease in the NPR credit spread.

(4)	Represents the impact of an increase or decrease in mortality rates.

(5)	Represents the impact of an increase or decrease in lapse rates.

(6)	Balances are gross of reinsurance.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:

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
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, tax credits, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The Dividend Received Deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the U.S. federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
In December 2017, the Securities and Exchange Commission ("SEC") staff issued “Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 11 to the Financial Statements for a discussion of provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") included in “Income tax expense (benefit)” in 2017 and adjustments to provisional amounts recorded in 2018.
An increase or decrease in our effective tax rate by one percentage point would have resulted in an increase or decrease in our 2019 "Income tax expense (benefit)" of $13 million.
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
Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2019 to 2018 Annual Comparison
Total assets increased by $4 billion from $55 billion at December 31, 2018 to $59 billion at December 31, 2019. Significant components were:

•
Total investments and Cash and cash equivalents increased $2 billion primarily driven by derivative collateral postings, cash flows from insurance operations and unrealized gains on investments due to declining interest rates, partially offset by a return of capital, net investment acquisitions and debt repayments; and

•	Separate account assets increased $1 billion driven by favorable market performance, partially offset by net outflows and policy charges.
Total liabilities increased by $5 billion from $48 billion at December 31, 2018 to $53 billion at December 31, 2019. Significant components were:

•	Future policy benefits increased $4 billion primarily driven by declining interest rates, partially offset by favorable equity market performance;

•	Separate account liabilities increased $1 billion, corresponding with the increase in separate account assets discussed above;

•	Policyholders' account balances increased $1 billion primarily driven by incremental general account product sales; and

•	Partially offset by a decrease of $0.3 billion in debt driven by maturities and debt repayments.
Total equity decreased $1 billion from $7 billion at December 31, 2018 to $6 billion at December 31, 2019, primarily reflecting after-tax loss of $1 billion, and a return of capital of $1 billion, partially offset by unrealized gains on investments of $1 billion, as discussed above.

Results of Operations
Income (loss) from Operations before Income Taxes
2019 to 2018 Annual Comparison
Income (loss) from operations before income taxes decreased $3 billion from income of $2 billion in 2018 to a loss of $1 billion in 2019, which includes a favorable comparative net impact of $11 million from our annual reviews and update of assumptions and other refinements. Excluding this item, income (loss) from operations before income taxes decreased $3 billion primarily driven by an unfavorable impact from living benefit results in the current year as a result of declining interest rates and credit spreads tightening in comparison to a favorable impact from rising interest rates and credit spreads widening in the prior year. Also contributing to the decrease was an unfavorable comparative impact of realized gains (losses) related to duration management swaps driven by declining interest rates and our capital hedge program driven by more favorable equity markets in 2019. Capital hedge impacts are excluded from the table below.
The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions, and the related amortization of DAC and other costs, for the periods indicated:

	For the Year Ended December 31,
	2019	2018
	in millions (1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(200)	$(208)
Change in portions of U.S. GAAP liability, before non-performance risk ("NPR")(3)	(207)	(865)
Change in the NPR adjustment	(968)	1,325
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(1,375)	252
Related benefit (charge) to amortization of DAC and other costs	224	(173)
Net impact of assumption updates and other refinements	13	(159)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$(1,138)	$(80)

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the Asset Liability Management ("ALM") Strategy and the U.S. GAAP liability.
For 2019, the loss of $1,138 million primarily reflected the impact of a $1,375 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by the impacts of declining interest rates and credit spreads tightening, partially offset by favorable equity market performance. This net charge was partially offset by a benefit related to the amortization of DAC and other costs of $224 million.
For 2018, the loss of $80 million which includes a $159 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates as well as economic assumptions. These charges were largely offset by changes in the U.S. GAAP embedded derivative and hedge positions as a result of credit spreads widening, partially offset by declining interest rates and unfavorable equity market performance.
Revenues, Benefits and Expenses
2019 to 2018 Annual Comparison
Revenues decreased $3.5 billion from $3.9 billion in 2018 to $0.4 billion in 2019, primarily driven by a decrease in Total realized investment gains (losses), net as a result of unfavorable living benefit results, duration management results due to the impact from declining interest rates and unfavorable comparative results related to our capital hedge program, as discussed above.
Benefits and expenses decreased $0.4 billion from $2.1 billion in 2018 to $1.7 billion in 2019. Excluding the impacts of our annual reviews and update of assumptions and other refinements, as discussed above, expenses decreased $0.4 billion primarily driven by amortization of DAC and other costs due to changes in the living benefit reserves, as discussed above.

Risks and Risk Mitigants
Fixed Annuity Risks and Risk Mitigants. The primary risk exposures of our fixed annuity contracts relate to investment risks we bear for providing customers a minimum guaranteed interest rate required to be credited to the customer’s account value, interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through a combination of product design features and external reinsurance for certain of our fixed products. Our product design features include rate resetting subject to the guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion our fixed products have a market value adjustment provision that provides protection of lapse in the case of rising interest rates. For information on our external reinsurance agreements, see “Business—Reinsurance” section and Note 10 to the Financial Statements.
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features, Asset Liability Management Strategy, and Capital Hedge Program as discussed below.
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
Asset Liability Management ("ALM") Strategy (including fixed income instruments and derivatives)
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter ("OTC") equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.
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

	As of December 31, 2019	As of December 31, 2018
	(in millions)
U.S. GAAP liability (including non-performance risk)	$11,823	$8,332
Non-performance risk adjustment	3,245	4,275
Subtotal	15,068	12,608
Adjustments including risk margins and valuation methodology differences	(4,111)	(3,831)
Economic liability managed by ALM strategy	$10,957	$8,777
As of December 31, 2019, we have sufficient assets to cover our economic liability.

For information regarding the Risk Appetite Framework ("RAF") we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital”.
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
Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$(269)	$387	$391
Non-taxable investment income	(12)	(19)	(47)
Tax credits	(12)	(14)	(10)
Changes in tax law	0	(193)	882
Other	2	0	(15)
Reported income tax expense (benefit)	$(291)	$161	$1,201
Effective tax rate	22.7%	8.8%	107.5%

Effective Tax Rate

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income before income taxes”. Our effective tax rate for fiscal years 2019, 2018 and 2017 was 22.7%, 8.8% and 107.5%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 11 to the Financial Statements. The decrease in the effective tax rate from 107.5% in 2017 to 8.8% in 2018 was primarily driven by the impact of deferred tax revaluation from tax law change under the Tax Act of 2017. The increase in the effective tax rate from 8.8% in 2018 to 22.7% in 2019 was primarily driven by the decrease in pre-tax net income and the impacts of the Tax Act of 2017 in 2018.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2019, 2018 and 2017. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that capital and liquidity resources are sufficient to satisfy the current capital and liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios.

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors”.
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
The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.
The Company has returned capital to its parent, PAI for the periods indicated below.

Return of Capital
(in millions)
December 31, 2019	$241
September 30, 2019	$245
June 30, 2019	$247
March 31, 2019	$245
December 31, 2018	$225
September 30, 2018	$250
June 30, 2018	$250
March 31, 2018	$300

Risk Appetite Framework
Prudential Financial manages capital consistent with our RAF to determine the amount of capital it needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the enterprise align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2019 and 2018, the Company had liquid assets of $17 billion and $15 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $3 billion and $5 billion as of December 31, 2019 and 2018, respectively. As of December 31, 2019, $13 billion, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

The hedging portion of the risk management strategy may also result in derivative-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2019 and 2018. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2019			December 31, 2018
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$13,585	$(1,810)		$10,062	$(1,238)
Policy loans		12	0		13	0
Commercial mortgage and other loans		1,512	(79)		1,340	(67)
Derivatives:
Swaps	$106,279	4,087	(3,463)	$97,629	2,902	(3,415)
Futures	5,049	(8)	(230)	1,769	(3)	(173)
Options	25,449	18	(100)	46,117	(247)	300
Forwards	976	20	(84)	1,733	55	(204)
Embedded derivatives(2)(3)		(12,010)	5,861		(8,321)	4,684
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(1,445)	3		(561)	3
Net estimated potential gain (loss)			$98			$(110)

(1)	Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value".

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Embedded derivatives relate to certain features associated with variable annuity and fixed indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(11,813) million and $5,867 million, and $(197) million and $(6) million, respectively, as of December 31, 2019. Amounts as of December 31, 2018 relate primarily to embedded derivatives related to certain features associated with variable annuity contracts.

(4)
Excludes $17.7 billion and $14.2 billion as of December 31, 2019 and 2018, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Market Risk Related to Equity Prices
We have exposure to equity risk primarily through asset/liability mismatches, including our equity-based derivatives, and embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of fixed indexed annuity contracts. As discussed above, as part of our risk management strategy, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured. Our capital hedging program primarily holds equity derivatives. In addition to the impact on our equity derivatives, changes in equity prices may impact other items including, but not limited to, the following:

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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2019 and 2018. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2019			December 31, 2018
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities		$58	$(6)		$11	$0
Equity-based derivatives(1)	$30,371	(633)	1,574	$42,179	785	1,376
Embedded derivatives(1)(2)(3)		(12,010)	(1,685)		(8,321)	(1,396)
Net estimated potential loss			$(117)			$(20)

(1)
Both the notional amount and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(3)
Embedded derivatives relate primarily to certain features associated with variable annuity and fixed indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(11,813) million and $(1,711) million, and $(197) million and $26 million, respectively, as of December 31, 2019. Amounts as of December 31, 2018 relate primarily to embedded derivatives related to certain features associated with variable annuity contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2019, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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
March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Prudential Annuities Life Assurance Corporation:
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Prudential Annuities Life Assurance Corporation (the "Company") as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Significant Transactions with Related Parties
As discussed in Note 14 to the financial statements, the Company has entered into significant transactions with The Prudential Insurance Company of America, and other affiliates, who are related parties.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2020

We have served as the Company's auditor since 2003.

Prudential Annuities Life Assurance Corporation

Statements of Financial Position
As of December 31, 2019 and 2018 (in thousands, except share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2019: $12,465,746; 2018: $10,186,465)	$13,202,365	$9,771,673
Fixed maturities, trading, at fair value (amortized cost, 2019: $349,428; 2018: $294,549)	383,198	289,752
Equity securities, at fair value (cost, 2019: $63,647; 2018: $18,765)	67,503	20,613
Commercial mortgage and other loans	1,471,522	1,353,478
Policy loans	12,366	12,805
Short-term investments	335,358	37,568
Other invested assets (includes $10,492 and $50,945 measured at fair value at December 31, 2019 and 2018, respectively)	474,013	348,541
Total investments	15,946,325	11,834,430
Cash and cash equivalents	2,795,163	4,503,534
Deferred policy acquisition costs	4,455,683	4,447,505
Accrued investment income	102,724	90,895
Reinsurance recoverables	621,510	572,102
Income taxes	1,202,714	964,521
Value of business acquired	30,025	33,222
Deferred sales inducements	812,724	889,598
Receivables from parent and affiliates	62,765	46,381
Other assets	139,933	85,310
Separate account assets	32,665,431	31,210,346
TOTAL ASSETS	$58,834,997	$54,677,844
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$12,932,461	$9,368,986
Policyholders’ account balances	6,180,359	5,353,596
Payables to parent and affiliates	185,156	30,846
Cash collateral for loaned securities	0	384
Short-term debt	242,094	140,569
Long-term debt	419,418	787,596
Reinsurance payables	235,318	232,937
Other liabilities	447,405	811,016
Separate account liabilities	32,665,431	31,210,346
Total liabilities	53,307,642	47,936,276
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	5,142,936	6,120,436
Retained earnings / (accumulated deficit)	(46,693)	943,005
Accumulated other comprehensive income (loss)	428,612	(324,373)
Total equity	5,527,355	6,741,568
TOTAL LIABILITIES AND EQUITY	$58,834,997	$54,677,844

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Operations and Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017 (in thousands)

	2019	2018	2017
REVENUES
Premiums	$59,550	$67,265	$63,573
Policy charges and fee income	2,081,046	2,171,278	2,209,579
Net investment income	551,548	402,808	422,809
Asset administration fees and other income	440,483	389,156	413,375
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,658)	(6,813)	(8,576)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	(168)	0	(546)
Other realized investment gains (losses), net	(2,677,494)	890,886	(796,278)
Total realized investment gains (losses), net	(2,681,320)	884,073	(805,400)
TOTAL REVENUES	451,307	3,914,580	2,303,936
BENEFITS AND EXPENSES
Policyholders’ benefits	143,925	187,088	114,068
Interest credited to policyholders’ account balances	161,209	249,175	30,280
Amortization of deferred policy acquisition costs	272,853	589,795	(13,946)
Commission expense	889,593	862,338	861,303
General, administrative and other expenses	264,155	181,964	194,636
TOTAL BENEFITS AND EXPENSES	1,731,735	2,070,360	1,186,341
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,280,428)	1,844,220	1,117,595
Income tax expense (benefit)	(291,101)	161,504	1,201,099
NET INCOME (LOSS)	$(989,327)	$1,682,716	$(83,504)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	182	(1,354)	109
Net unrealized investment gains (losses)	953,250	(248,688)	323,359
Total	953,432	(250,042)	323,468
Less: Income tax expense (benefit) related to other comprehensive income (loss)	200,447	(52,510)	98,644
Other comprehensive income (loss), net of taxes	752,985	(197,532)	224,824
Comprehensive income (loss)	$(236,342)	$1,485,184	$141,320

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Equity
Years Ended December 31, 2019, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Equity
Balance, December 31, 2016	$2,500	$8,095,436	$(693,258)	$(314,948)	$7,089,730
Contributed capital
Return of capital		(950,000)			(950,000)
Comprehensive income:
Net income (loss)			(83,504)		(83,504)
Other comprehensive income (loss), net of tax				224,824	224,824
Total comprehensive income (loss)					141,320
Balance, December 31, 2017	2,500	7,145,436	(776,762)	(90,124)	6,281,050
Cumulative effect of adoption of ASU 2016-01			337	(3)	334
Cumulative effect of adoption of ASU 2018-02			36,714	(36,714)	0
Contributed capital
Return of capital		(1,025,000)			(1,025,000)
Comprehensive income:
Net income (loss)			1,682,716		1,682,716
Other comprehensive income (loss), net of tax				(197,532)	(197,532)
Total comprehensive income (loss)					1,485,184
Balance, December 31, 2018	2,500	6,120,436	943,005	(324,373)	6,741,568
Cumulative effect of adoption of accounting changes (1)			(371)	0	(371)
Contributed capital
Return of capital		(977,500)			(977,500)
Comprehensive income:
Net income (loss)			(989,327)		(989,327)
Other comprehensive income (loss), net of tax				752,985	752,985
Total comprehensive income (loss)					(236,342)
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
(1) Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.
See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation

Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017 (in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(989,327)	$1,682,716	$(83,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(813)	(2,686)	(766)
Realized investment (gains) losses, net	2,681,320	(884,073)	805,400
Depreciation and amortization	865	7,905	32,812
Interest credited to policyholders’ account balances	161,209	249,175	30,280
Change in:
Future policy benefits	1,110,089	1,095,204	982,792
Accrued investment income	(11,829)	(2,564)	(2,327)
Net receivables from/payables to parent and affiliates	1,463	(3,163)	4,165
Deferred sales inducements	(790)	(2,885)	(1,551)
Deferred policy acquisition costs	(139,774)	216,799	(291,532)
Income taxes	(438,541)	204,634	763,227
Reinsurance recoverables, net	(3,524)	(33,703)	2,708
Derivatives, net	(193,119)	131,874	(1,364,754)
Other, net (1)	38,037	167,939	91,600
Cash flows from (used in) operating activities	2,215,266	2,827,172	968,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	852,596	2,534,470	1,145,369
Fixed maturities, trading	149	99,656	1,739
Equity securities	8,807	7,896	3,306
Commercial mortgage and other loans	265,657	143,331	198,584
Policy loans	1,439	675	1,276
Other invested assets	27,065	29,103	72,667
Short-term investments	1,109,061	984,409	1,949,758
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(3,538,800)	(2,230,936)	(1,528,065)
Fixed maturities, trading	(54,862)	(231,316)	(15,964)
Equity securities	(52,244)	(14,221)	(3,048)
Commercial mortgage and other loans	(382,407)	(125,007)	(348,520)
Policy loans	(295)	(187)	(366)
Other invested assets	(169,863)	(167,930)	(7,668)
Short-term investments	(1,406,312)	(311,277)	(1,713,877)
Notes receivable from parent and affiliates, net	(15,442)	3,518	2,717
Derivatives, net	(18,334)	1,073	4,948
Other, net	0	(69)	254
Cash flows from (used in) investing activities	(3,373,785)	723,188	(236,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	4,012,627	3,150,952	2,623,534
Ceded policyholders’ account deposits	(16,068)	(47,449)	(24,191)
Policyholders’ account withdrawals	(3,320,216)	(2,727,850)	(2,589,770)
Ceded policyholders' account withdrawals	35,566	30,341	24,111
Cash collateral for loaned securities	(384)	(16,999)	(5,967)
Repayments of debt (maturities longer than 90 days)	(274,569)	(43,734)	0

Prudential Annuities Life Assurance Corporation

Net increase/(decrease) in short-term borrowing	7,916	0	(28,101)
Drafts outstanding	(7,503)	(7,026)	10,624
Distribution to parent	(977,500)	(1,025,000)	(950,000)
Other, net	(9,721)	0	0
Cash flows from (used in) financing activities	(549,852)	(686,765)	(939,760)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,708,371)	2,863,595	(208,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,503,534	1,639,939	1,848,039
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,795,163	$4,503,534	$1,639,939
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$147,441	$(43,130)	$437,872
Interest paid	$26,719	$33,901	$34,217

(1)	Prior period amounts have been reclassified to conform to current period presentation.
Significant Non-Cash Transactions
There were no significant non-cash transactions for the years ended December 31, 2019, 2018 and 2017.

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
The Company has developed long-term savings and retirement products, which are distributed through its affiliated broker-dealer company, Prudential Annuities Distributors, Inc. (“PAD”), and third-party distribution networks. The Company issued variable and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in force block of variable life insurance policies. The Company stopped actively selling products by March 2010; However, the Company continues to accept additional customer deposits on certain in force contracts, subject to applicable contract provisions and administrative rules.
The Company surrendered its New York license effective December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance ("AZDOI"). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.
The Company resumed offering annuity products to new investors (except in New York) in 2018.
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
The most significant estimates include those used in determining DAC and related amortization; fair value of embedded derivative instruments associated with the index-linked features of certain fixed annuity products; value of business acquired ("VOBA") and its amortization; amortization of DSI; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.
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
Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. Additionally, prepayment premiums are also included in “Net investment income”. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income (loss) ("OCI"). For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to "Net investment income" in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.
Fixed maturities, trading, at fair value consists of fixed maturities that are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Asset administration fees and other income”, and interest and dividend income from these investments is reported in “Net investment income”.
Equity securities, at fair value is comprised of common stock and mutual fund shares, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Asset administration fees and other income”, and dividend income is reported in “Net investment income” on the ex-dividend date.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available-for-sale” are reported in net income within “Asset administration fees and other income” in the Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available-for-sale” were reported in AOCI. The impact of this standard resulted in an increase to retained earnings of $337 thousand, a reduction to AOCI of $3 thousand, and an increase to equity of $334 thousand upon adoption on January 1, 2018.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Other invested assets consist of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs") (other than operating joint ventures), derivative assets and other investments. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Asset administration fees and other income”. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Asset administration fees and other income”.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

When an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in OCI. Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of AOCI.
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
The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flows on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.
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
Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value", and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below). The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.
Deferred policy acquisition costs are directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC", net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

DAC related to fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of fixed indexed annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, are also included. The Company is an indirect subsidiary of Prudential Financial, a United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 10. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.
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
The Company is a member of the federal income tax return of Prudential Financial and primarily files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members record tax benefits to the extent tax losses or tax credits are recognized in the consolidated federal tax provision.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

In December of 2017, SEC staff issued "SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which allowed registrants to record provisional amounts during a 'measurement period' not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 11 for a discussion of provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") recorded in 2017 and adjustments to provisional amounts recorded in 2018.
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
Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss), which allowed a reclassification from AOCI to retained earnings for stranded effects resulting from the Tax Act of 2017. The Company elected to apply the ASU subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by decreasing AOCI and increasing retained earnings, each by $36.7 million upon adoption on January 1, 2018. Stranded effects unrelated to the Tax Act of 2017 are generally released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by recognizing a premium deficiency. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. If a premium deficiency is recognized, the assumptions without a provision for the risk of adverse deviation as of the premium deficiency test date are locked-in and used in subsequent valuations. The net reserves continue to be subject to premium deficiency testing. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 8 for additional information regarding future policy benefits.
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
Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”.
Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements which are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents (see also "Cash and cash equivalents" above). As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”.
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
Other liabilities consist primarily of accrued expenses, technical overdrafts, deferred gain on reinsurance, and payables resulting from purchases of securities that had not yet settled at the balance sheet date. Other liabilities may also include derivative instruments for which fair values are determined as described below under “Derivative Financial Instruments”.
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
Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “Future policy benefits.” Assumed interest rates ranged from 0.0% to 8.3% at December 31, 2019 and 2018.

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
Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 9. The Company also provides contracts with certain optional living benefits which are considered embedded derivatives. See Note 5 for information regarding the valuation of these embedded derivatives and Note 9 for additional information regarding these contracts.
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
Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain fixed annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5.
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
OTHER ACCOUNTING POLICIES
Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk ("NPR") used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter ("OTC") market. Certain of the Company's OTC derivatives are cleared and settled through central clearing counterparties, while others are bilateral contracts between two counterparties. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.
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
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in AOCI pursuant to the cash flow hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net”.
If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.
The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within “Fixed maturities, trading, at fair value" or "Equity securities, at fair value".
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
RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2019 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

ASU adopted during the year ended December 31, 2019

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
Adoption of the ASU did not have a significant impact on the Financial Statements and Notes to the Financial Statements. The impact of the cumulative-effect adjustment to retained earnings was immaterial.

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
Adoption of the ASU did not have a significant impact on the Financial Statements and Notes to the Financial Statements. The impact of the cumulative-effect adjustment to retained earnings and AOCI related to ineffectiveness of the hedge instruments outstanding at the date of the adoption was immaterial. See Note 4 for additional required disclosures.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

ASU issued but not yet adopted as of December 31, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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
Notes to Financial Statements - (Continued)

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

An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a retrospective transition method for DAC and other balances.

The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record market risk benefit assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change that is attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.

An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.

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

Other ASUs issued but not yet adopted as of December 31, 2019

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

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption was permitted beginning January 1, 2019.

Adoption of this guidance will result in 1) the recognition of an allowance for credit losses based on the current expected credit loss model on financial assets carried at amortized cost and certain off-balance sheet credit exposures; and 2) related adjustments to retained earnings. We expect the cumulative impact of the adoption to retained earnings, primarily attributable to the reserves for commercial mortgage and other loans, to be immaterial.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667,347	$491,943	$39,466	$7,119,824	$0
Obligations of U.S. states and their political subdivisions	252,304	7,814	436	259,682	0
Foreign government bonds	203,386	19,518	20	222,884	0
U.S. public corporate securities	1,615,060	126,947	1,331	1,740,676	0
U.S. private corporate securities	1,159,962	50,720	3,343	1,207,339	0
Foreign public corporate securities	321,111	16,989	113	337,987	0
Foreign private corporate securities	1,171,411	50,069	7,995	1,213,485	0
Asset-backed securities(1)	443,767	3,405	2,734	444,438	(20)
Commercial mortgage-backed securities	557,584	20,941	236	578,289	0
Residential mortgage-backed securities(2)	73,814	3,960	13	77,761	0
Total fixed maturities, available-for-sale	$12,465,746	$792,306	$55,687	$13,202,365	$(20)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $14.3 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,336,007	$39,456	$5,855	$10	$1,341,862	$39,466
Obligations of U.S. states and their political subdivisions	97,752	436	0	0	97,752	436
Foreign government bonds	804	13	132	7	936	20
U.S. public corporate securities	93,147	870	15,491	461	108,638	1,331
U.S. private corporate securities	82,709	2,111	59,797	1,232	142,506	3,343
Foreign public corporate securities	50,150	113	0	0	50,150	113
Foreign private corporate securities	97,414	1,652	91,863	6,343	189,277	7,995
Asset-backed securities	103,911	717	235,759	2,017	339,670	2,734
Commercial mortgage-backed securities	66,071	236	0	0	66,071	236
Residential mortgage-backed securities	633	12	7	1	640	13
Total fixed maturities, available-for-sale	$1,928,598	$45,616	$408,904	$10,071	$2,337,502	$55,687

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$367,796	$4,844	$3,304,663	$371,649	$3,672,459	$376,493
Obligations of U.S. states and their political subdivisions	25,764	322	83,950	2,805	109,714	3,127
Foreign government bonds	98,437	2,346	58,975	1,810	157,412	4,156
U.S. public corporate securities	627,589	28,474	386,599	22,108	1,014,188	50,582
U.S. private corporate securities	269,545	7,755	422,498	15,122	692,043	22,877
Foreign public corporate securities	97,367	2,521	107,286	4,310	204,653	6,831
Foreign private corporate securities	373,891	19,217	116,743	8,554	490,634	27,771
Asset-backed securities	358,668	3,501	24,529	264	383,197	3,765
Commercial mortgage-backed securities	45,432	355	159,638	5,136	205,070	5,491
Residential mortgage-backed securities	34	1	13,775	497	13,809	498
Total fixed maturities, available-for-sale	$2,264,523	$69,336	$4,678,656	$432,255	$6,943,179	$501,591

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

As of December 31, 2019 and 2018, the gross unrealized losses on fixed maturity securities were composed of $52.5 million and $485.7 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.2 million and $15.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $10.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility and consumer cyclical sectors and in asset-backed securities. As of December 31, 2018, the $432.3 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2019 or 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.
The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$90,826	$91,258
Due after one year through five years	1,116,306	1,149,228
Due after five years through ten years	1,762,440	1,862,864
Due after ten years	8,421,009	8,998,527
Asset-backed securities	443,767	444,438
Commercial mortgage-backed securities	557,584	578,289
Residential mortgage-backed securities	73,814	77,761
Total fixed maturities, available-for-sale	$12,465,746	$13,202,365

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$384,592	$2,126,886	$517,743
Proceeds from maturities/prepayments	468,004	404,679	630,140
Gross investment gains from sales and maturities	3,259	21,129	8,992
Gross investment losses from sales and maturities	(3,364)	(98,047)	(3,047)
OTTI recognized in earnings(2)	(3,826)	(6,813)	(9,122)

(1)	Includes $0.0 million, $(2.9) million and $2.5 million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Years Ended December 31,
	2019	2018
	(in thousands)
Credit loss impairments:
Balance in OCI, beginning of period	$(209)	$792
New credit loss impairments	1,343	0
Increases due to the passage of time on previously recorded credit losses	10	3
Reductions for securities which matured, paid down, prepaid or were sold during the period	223	(40)
Reductions for securities impaired to fair value during the period	(1,351)	(963)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(1)
Balance in OCI, end of period	$14	$(209)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income (loss),” was $2.0 million and $(1.9) million during the years ended December 31, 2019 and 2018, respectively. The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other comprehensive income (loss),” was $0.4 million during the year ended December 31, 2017.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$272,150	18.5%	$304,644	22.4%
Hospitality	16,819	1.1	3,633	0.3
Industrial	464,528	31.5	355,758	26.2
Office	372,823	25.3	305,537	22.5
Other	156,768	10.6	137,781	10.2
Retail	131,051	8.9	194,646	14.4
Total commercial mortgage loans	1,414,139	95.9	1,301,999	96.0
Agricultural property loans	60,046	4.1	54,375	4.0
Total commercial mortgage and agricultural property loans by property type	1,474,185	100.0%	1,356,374	100.0%
Allowance for credit losses	(2,663)		(2,896)
Total commercial mortgage and other loans	$1,471,522		$1,353,478

As of December 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (13%) and New York (7%)) and included loans secured by properties in Europe (16%) and Australia (4%).

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2016	$2,267	$22	$2,289
Addition to (release of) allowance for credit losses	349	12	361
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2017	2,616	34	2,650
Addition to (release of) allowance for credit losses	245	1	246
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	2,861	35	2,896
Addition to (release of) allowance for credit losses	(239)	6	(233)
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2019	$2,622	$41	$2,663

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,622	41	2,663
Total ending balance(1)	$2,622	$41	$2,663
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,414,139	60,046	1,474,185
Total ending balance(1)	$1,414,139	$60,046	$1,474,185

(1)	As of December 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	2,861	35	2,896
Total ending balance(1)	$2,861	$35	$2,896
Recorded investment(2):
Individually evaluated for impairment	$0	$3,439	$3,439
Collectively evaluated for impairment	1,301,999	50,936	1,352,935
Total ending balance(1)	$1,301,999	$54,375	$1,356,374

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2019
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$715,654	$6,641	$3,609	$725,904
60%-69.99%	499,493	14,078	0	513,571
70%-79.99%	203,158	30,555	0	233,713
80% or greater	0	997	0	997
Total commercial mortgage and agricultural property loans	$1,418,305	$52,271	$3,609	$1,474,185

	December 31, 2018
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$709,342	$14,814	$345	$724,501
60%-69.99%	442,308	23,260	0	465,568
70%-79.99%	156,049	7,236	0	163,285
80% or greater	2,000	1,020	0	3,020
Total commercial mortgage and agricultural property loans	$1,309,699	$46,330	$345	$1,356,374

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,414,139	$0	$0	$0	$1,414,139	$0
Agricultural property loans	60,046	0	0	0	60,046	0
Total	$1,474,185	$0	$0	$0	$1,474,185	$0

(1)	As of December 31, 2019, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,301,999	$0	$0	$0	$1,301,999	$0
Agricultural property loans	54,375	0	0	0	54,375	0
Total	$1,356,374	$0	$0	$0	$1,356,374	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

For the years ended December 31, 2019 and 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $206 million and $96 million, respectively, of commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2019	2018
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$23,414	$23,844
Hedge funds	273,615	179,014
Real estate-related	166,492	94,738
Subtotal equity method	463,521	297,596
Fair value:
Private equity	4,115	4,142
Hedge funds	194	263
Real estate-related	6,181	3,562
Subtotal fair value	10,490	7,967
Total LPs/LLCs	474,011	305,563
Derivative instruments	2	42,978
Total other invested assets	$474,013	$348,541

As of both December 31, 2019 and 2018, the Company had no significant equity method investments.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$389,165	$317,726	$332,148
Fixed maturities, trading	10,080	5,184	4,360
Equity securities, at fair value	568	678	567
Commercial mortgage and other loans	51,628	51,040	48,598
Policy loans	630	737	1,069
Short-term investments and cash equivalents	85,084	28,645	31,505
Other invested assets	34,422	13,733	20,626
Gross investment income	571,577	417,743	438,873
Less: investment expenses	(20,029)	(14,935)	(16,064)
Net investment income	$551,548	$402,808	$422,809

The carrying value of non-income producing assets included $4.1 million in available-for-sale fixed maturities as of December 31, 2019. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2019.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Fixed maturities(1)	$(3,931)	$(83,731)	$(3,177)
Commercial mortgage and other loans	(753)	128	(840)
LPs/LLCs	0	0	(39)
Derivatives	(2,677,559)	967,503	(801,429)
Other invested assets	164	123	0
Short-term investments and cash equivalents	759	50	85
Realized investment gains (losses), net	$(2,681,320)	$884,073	$(805,400)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2019	2018	2017
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$14,309	$(3,334)	$12,311
Fixed maturity securities, available-for-sale — all other	722,310	(411,458)	(46,791)
Equity securities, available-for-sale(1)	0	0	4
Derivatives designated as cash flow hedges(2)	(287)	(3,849)	(25,851)
Affiliated notes	598	658	829
Other investments	0	1,074	86
Net unrealized gains (losses) on investments	$736,930	$(416,909)	$(59,412)

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Asset administration fees and other income (loss).”

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2019 and 2018, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	$0	$0	$0	$0	$0	$0
U.S. public corporate securities	0	0	0	384	0	384
Total cash collateral for loaned securities(1)	$0	$0	$0	$384	$0	$384

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	December 31,
	2019	2018
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$0	$365
Total securities pledged	$0	$365
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$0	$384
Total liabilities supported by the pledged collateral	$0	$384

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2019 and 2018, there was $302 million and $675 million, respectively, of such collateral.

As of December 31, 2019 and 2018, there were available-for-sale fixed maturities of $10.7 million and $8.4 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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
Credit Contracts
The Company writes credit protection to gain exposure similar to investment in public fixed maturity cash instruments. With these credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name (or an index's referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate.
In addition to selling credit protection, the Company purchases credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.
Embedded Derivatives
The Company sells certain products (for example, variable annuities and fixed indexed annuities) which may include features that are accounted for as embedded derivatives. Effective April 1, 2016, the Company assumed variable annuities living benefit guarantees from Pruco Life, excluding PLNJ business. See Note 1 for additional information on the change to the reinsurance agreements.
Additionally, the Company reinsured the majority of its New York business to an affiliate, Prudential Insurance, as a result of surrendering its New York license, effective December 31, 2015. See Note 1 for additional information on these reinsurance agreements.
These embedded derivatives and certain elements of the associated reinsurance agreements, also accounted for as derivatives, are carried at fair value and marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 5.
Primary Risks Managed by Derivatives
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,172,899	$39,019	$(26,511)	$768,075	$33,348	$(21,794)
Total Derivatives Designated as Hedge Accounting Instruments	$1,172,899	$39,019	$(26,511)	$768,075	$33,348	$(21,794)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$3,857,700	$638	$(5,872)	$908,100	$4,380	$(664)
Interest Rate Swaps	88,557,425	6,598,625	(1,997,944)	82,172,825	3,344,033	(1,395,270)
Interest Rate Options	12,583,000	283,386	(172,085)	19,255,000	139,765	(245,523)
Interest Rate Forwards	959,772	24,487	(4,185)	1,713,947	56,562	(1,976)
Foreign Currency
Foreign Currency Forwards	16,683	0	(394)	19,467	287	(27)
Currency/Interest Rate
Foreign Currency Swaps	234,767	11,482	(663)	231,245	11,659	(2,850)
Equity
Equity Futures	1,191,237	0	(2,638)	860,718	0	(6,629)
Total Return Swaps	16,314,165	36,692	(573,957)	14,456,836	986,130	(53,235)
Equity Options	12,866,043	329,722	(422,700)	26,861,807	271,630	(412,821)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$136,580,792	$7,285,032	$(3,180,438)	$146,479,945	$4,814,446	$(2,118,995)
Total Derivatives (1)(2)	$137,753,691	$7,324,051	$(3,206,949)	$147,248,020	$4,847,794	$(2,140,789)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $11,823 million and $8,332 million as of December 31, 2019 and 2018, respectively included in “Future policy benefits” and $197 million and $42 million as of December 31, 2019 and 2018, respectively included in “Policyholders’ account balances". Other assets included $8 million and $0 million as of December 31, 2019 and 2018, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $350 million and $240 million as of December 31, 2019 and 2018, respectively.

(2)	Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Statements of Financial Position.

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

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$7,324,051	$(7,324,049)	$2	$0	$2
Securities purchased under agreements to resell	302,000	0	302,000	(302,000)	0
Total Assets	$7,626,051	$(7,324,049)	$302,002	$(302,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$4,847,794	$(4,804,816)	$42,978	$0	$42,978
Securities purchased under agreements to resell	675,000	0	675,000	(675,000)	0
Total Assets	$5,522,794	$(4,804,816)	$717,978	$(675,000)	$42,978
Offsetting of Financial Liabilities:
Derivatives(1)	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$2,140,789	$(2,134,160)	$6,629	$(6,629)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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
Cash Flow Hedges
The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity derivatives in any of its cash flow hedge accounting relationships.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(1,257)	$12,104	$(3,793)	$3,520
Total cash flow hedges	(1,257)	12,104	(3,793)	3,520
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,309,573	0	0	0
Currency	(153)	0	0	0
Currency/Interest Rate	11,964	0	15	0
Credit	1,775	0	0	0
Equity	(3,730,006)	0	0	0
Embedded Derivatives	(2,269,455)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(2,676,302)	0	15	0
Total	$(2,677,559)	$12,104	$(3,778)	$3,520

	Year Ended December 31, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(845)	$8,285	$13,321	$22,002
Total cash flow hedges	(845)	8,285	13,321	22,002
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,021,687)	0	0	0
Currency	1,022	0	0	0
Currency/Interest Rate	21,888	0	91	0
Credit	0	0	0	0
Equity	995,958	0	0	0
Embedded Derivatives	971,167	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	968,348	0	91	0
Total	$967,503	$8,285	$13,412	$22,002

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2017(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$3,052	$6,152	$(11,043)	$(37,596)
Total cash flow hedges	3,052	6,152	(11,043)	(37,596)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	550,797	0	0	0
Currency	(454)	0	0	0
Currency/Interest Rate	(33,225)	0	(183)	0
Credit	0	0	0	0
Equity	(2,000,297)	0	0	0
Embedded Derivatives	678,698	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(804,481)	0	(183)	0
Total	$(801,429)	$6,152	$(11,226)	$(37,596)

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2016	$11,745
Amount recorded in AOCI
Currency/Interest Rate	(39,434)
Total amount recorded in AOCI	(39,434)
Amount reclassified from AOCI to income
Currency/Interest Rate	1,838
Total amount reclassified from AOCI to income	1,838
Balance, December 31, 2017	$(25,851)
Amount recorded in AOCI
Currency/Interest Rate	42,763
Total amount recorded in AOCI	42,763
Amount reclassified from AOCI to income
Currency/Interest Rate	(20,761)
Total amount reclassified from AOCI to income	(20,761)
Balance, December 31, 2018	$(3,849)
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	42
Amount recorded in AOCI
Currency/Interest Rate	10,574
Total amount recorded in AOCI	10,574
Amount reclassified from AOCI to income
Currency/Interest Rate	(7,054)
Total amount reclassified from AOCI to income	(7,054)
Balance, December 31, 2019	$(287)

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2019 values, it is estimated that a pre-tax gain of approximately $16 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2020.
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
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2019 and 2018.
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
Notes to Financial Statements - (Continued)

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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, equity securities, and derivative contracts that trade on an active exchange market.
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

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$7,109,277	$10,547	$0	$7,119,824
Obligations of U.S. states and their political subdivisions	0	259,682	0	0	259,682
Foreign government bonds	0	222,884	0	0	222,884
U.S. corporate public securities	0	1,732,632	8,044	0	1,740,676
U.S. corporate private securities	0	1,155,464	51,875	0	1,207,339
Foreign corporate public securities	0	337,800	187	0	337,987
Foreign corporate private securities	0	1,169,324	44,161	0	1,213,485
Asset-backed securities(2)	0	425,613	18,825	0	444,438
Commercial mortgage-backed securities	0	578,289	0	0	578,289
Residential mortgage-backed securities	0	77,761	0	0	77,761
Subtotal	0	13,068,726	133,639	0	13,202,365
Fixed maturities, trading	0	378,734	4,464	0	383,198
Equity securities	5,314	46,942	5,247	0	57,503
Short-term investments	0	260,354	0	0	260,354
Cash equivalents	150,631	1,654,974	0	0	1,805,605
Other invested assets(3)	639	7,323,412	0	(7,324,049)	2
Other assets	0	0	8,059	0	8,059
Reinsurance recoverables	0	47,006	302,814	0	349,820
Receivables from parent and affiliates	0	2,573	0	0	2,573
Subtotal excluding separate account assets	156,584	22,782,721	454,223	(7,324,049)	16,069,479
Separate account assets(4)	0	32,665,431	0	0	32,665,431
Total assets	$156,584	$55,448,152	$454,223	$(7,324,049)	$48,734,910
Future policy benefits(5)	$0	$0	$11,822,998	$0	$11,822,998
Policyholders' account balances	0	0	196,892	0	196,892
Payables to parent and affiliates	0	3,198,440	0	(3,052,493)	145,947
Other liabilities	8,509	260	0	(639)	8,130
Total liabilities	$8,509	$3,198,700	$12,019,890	$(3,053,132)	$12,173,967

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$4,875,959	$8,132	$0	$4,884,091
Obligations of U.S. states and their political subdivisions	0	131,164	0	0	131,164
Foreign government bonds	0	199,636	0	0	199,636
U.S. corporate public securities	0	1,473,973	0	0	1,473,973
U.S. corporate private securities	0	1,008,632	54,321	0	1,062,953
Foreign corporate public securities	0	291,086	0	0	291,086
Foreign corporate private securities	0	781,101	31,131	0	812,232
Asset-backed securities(2)	0	495,908	9,336	0	505,244
Commercial mortgage-backed securities	0	361,880	0	0	361,880
Residential mortgage-backed securities	0	49,414	0	0	49,414
Subtotal	0	9,668,753	102,920	0	9,771,673
Fixed maturities, trading	0	289,752	0	0	289,752
Equity securities	4,896	12	5,705	0	10,613
Short-term investments	0	29,818	0	0	29,818
Cash equivalents	1,098,903	2,593,456	0	0	3,692,359
Other invested assets(3)	4,380	4,843,414	0	(4,804,816)	42,978
Other assets	0	0	0	0	0
Reinsurance recoverables	0	0	239,911	0	239,911
Receivables from parent and affiliates	0	37,193	0	0	37,193
Subtotal excluding separate account assets	1,108,179	17,462,398	348,536	(4,804,816)	14,114,297
Separate account assets(4)	0	31,210,346	0	0	31,210,346
Total assets	$1,108,179	$48,672,744	$348,536	$(4,804,816)	$45,324,643
Future policy benefits(5)	$0	$0	$8,332,474	$0	$8,332,474
Policyholders' account balances	0	0	42,350	0	42,350
Payables to parent and affiliates	0	2,133,496	0	(2,133,496)	0
Other liabilities	7,293	0	0	(664)	6,629
Total liabilities	$7,293	$2,133,496	$8,374,824	$(2,134,160)	$8,381,453

(1)	“Netting” amounts represent cash collateral of $4,271 million and $2,671 million as of December 31, 2019 and 2018, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2019 and 2018, the fair values of such investments were $10.5 million and $8.0 million, respectively.

(4)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in Statements of Financial Position.

(5)
As of December 31, 2019, the net embedded derivative liability position of $11,823 million includes $583 million of embedded derivatives in an asset position and $12,406 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8,332 million includes $625 million of embedded derivatives in an asset position and $8,957 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of December 31, 2019 and 2018, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Separate Account Assets – Separate account assets include mutual fixed maturity securities, treasuries, equity securities, mutual funds and commercial mortgage loans for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Policyholders' Account Balances - The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain fixed annuity products that provide the policyholders with the index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option budget for future index term periods, where the terms of index crediting rates have not yet been declared by the company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. The determination of these risk premiums requires the use of management’s judgment, and hence these liabilities are reflected within Level 3 in the fair value hierarchy.
Capital market inputs, including interest rates and equity markets volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.
Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)

	(in thousands)
Assets:
Corporate securities(2)	$17,149	Discounted cash flow	Discount rate	4.79%		20%		8.66%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
Reinsurance recoverables	$302,814	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$11,822,998	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	13%		23%				Increase
Policyholders' account balances(5)	$196,892	Discounted cash flow	Lapse rate(6)	1%		42%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Equity volatility curve	6%		25%				Increase

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value (1)

	(in thousands)
Assets:
Corporate securities(2)	$18,609	Discounted cash flow	Discount rate	7%		20%		11.30%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
		Liquidation	Liquidation value	41%		41%		41%		Increase
Reinsurance recoverables	$239,911	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$8,332,474	Discounted cash flow	Lapse rate(6)	1%		13%				Decrease
			Spread over LIBOR(7)	0.36%		1.60%				Decrease
			Utilization rate(8)	50%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	18%		22%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(4)
Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(5)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2019 and 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(10)
The range reflects the mortality rates for the vast majority of business with living benefits, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$2,415	$0	$0	$0	$0	$0	$0	$10,547	$0
Corporate Securities(4)	85,452	(1,123)	61,563	0	0	(43,724)	0	4,655	(2,556)	104,267	(3,797)
Structured Securities(5)	9,336	502	44,273	0	0	(5,259)	0	551	(30,578)	18,825	(2)
Other assets:
Fixed maturities, trading	0	(557)	0	0	0	0	0	5,021	0	4,464	(543)
Equity securities	5,705	471	0	(929)	0	0	0	0	0	5,247	482
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	441	7,618	0	0	0	0	0	0	8,059	441
Reinsurance recoverables	239,911	70,063	17,950	0	0	0	21,896	0	(47,006)	302,814	57,652
Liabilities:
Future policy benefits	(8,332,474)	(2,409,958)	0	0	(1,080,566)	0	0	0	0	(11,822,998)	(2,710,167)
Policyholders' account balances(6)	(42,350)	(32,247)	0	0	(122,295)	0	0	0	0	(196,892)	(22,699)

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(3,562)	$0	$2,690	$251	$(3,799)	$0
Other assets:
Fixed maturities, trading	0	(543)	0	(14)	0	(543)
Equity securities	0	471	0	0	0	482
Other invested assets	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Other assets	441	0	0	0	441	0
Reinsurance recoverables	70,063	0	0	0	57,652	0
Liabilities:
Future policy benefits	(2,409,958)	0	0	0	(2,710,167)	0
Policyholders' account balances	(32,247)	0	0	0	(22,699)	0

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$5,237	$0	$2,895	$0	$0	$0	$0	$0	$0	$8,132	$0
Corporate Securities(4)	95,206	(10,922)	15,268	(275)	0	(22,332)	24	9,969	(1,486)	85,452	(6,627)
Structured Securities(5)	185,358	(724)	84,810	(14,236)	0	(37,672)	0	51,979	(260,179)	9,336	0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	9,758	(591)	0	(3,609)	0	0	147	0	0	5,705	(1,208)
Other invested assets	147	0	0	0	0	0	(147)	0	0	0	0
Short-term investments	87	(20)	0	0	0	(43)	(24)	0	0	0	(55)
Cash equivalents	0	13	0	0	0	(13)	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	244,006	(28,757)	19,061	0	0	0	5,601	0	0	239,911	(19,962)
Liabilities:
Future policy benefits	(8,151,902)	843,914	0	0	(1,024,486)	0	0	0	0	(8,332,474)	529,804
Policyholders' account balances(6)	0	6,051	0	0	(48,401)	0	0	0	0	(42,350)	6,051

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	Year Ended December 31, 2018
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(6,693)	$0	$(5,194)	$241	$(6,627)	$0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0
Equity securities	0	(591)	0	0	0	(1,208)
Other invested assets	0	0	0	0	0	0
Short-term investments	(20)	0	0	0	(55)	0
Cash equivalents	13	0	0	0	0	0
Other assets	0	0	0	0	0	0
Reinsurance recoverables	(28,757)	0	0	0	(19,962)	0
Liabilities:
Future policy benefits	843,914	0	0	0	529,804	0
Policyholders' account balances	6,051	0	0	0	6,051	0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2017.

	Year Ended December 31, 2017
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(6,301)	$0	$(3,410)	$8,057	$(6,506)	$0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0
Equity securities	0	689	351	0	0	338
Other invested assets	(7)	0	0	0	(7)	0
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Other assets	0	0	0	0	0	0
Reinsurance recoverables	(18,240)	0	0	0	(10,303)	0
Liabilities:
Future policy benefits	552,047	0	0	0	307,529	0
Policyholders' account balances	0	0	0	0	0	0

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,512,283	$1,512,283	$1,471,522
Policy loans	0	0	12,366	12,366	12,366
Short-term investments	75,004	0	0	75,004	75,004
Cash and cash equivalents	687,558	302,000	0	989,558	989,558
Accrued investment income	0	102,724	0	102,724	102,724
Reinsurance recoverables	0	0	56,171	56,171	55,796
Receivables from parent and affiliates	0	10,192	50,587	60,779	60,192
Other assets	0	1,893	63,106	64,999	64,999
Total assets	$762,562	$416,809	$1,694,513	$2,873,884	$2,832,161
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,445,486	$1,445,486	$1,438,742
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	245,617	0	245,617	242,094
Long-term debt	0	446,105	0	446,105	419,418
Reinsurance Payables	0	0	50,035	50,035	50,035
Payables to parent and affiliates	0	39,209	0	39,209	39,209
Other liabilities	0	205,988	0	205,988	205,988
Separate account liabilities - investment contracts	0	54	0	54	54
Total liabilities	$0	$936,973	$1,495,521	$2,432,494	$2,395,540

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,339,707	$1,339,707	$1,353,478
Policy loans	0	0	12,805	12,805	12,805
Short-term investments	7,750	0	0	7,750	7,750
Cash and cash equivalents	136,175	675,000	0	811,175	811,175
Accrued investment income	0	90,895	0	90,895	90,895
Reinsurance recoverables	0	0	55,236	55,236	55,236
Receivables from parent and affiliates	0	9,188	0	9,188	9,188
Other assets	0	3,735	0	3,735	3,735
Total assets	$143,925	$778,818	$1,407,748	$2,330,491	$2,344,262
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$560,548	$560,548	$565,903
Cash collateral for loaned securities	0	384	0	384	384
Short-term debt	0	139,843	0	139,843	140,569
Long-term debt	0	791,670	0	791,670	787,596
Reinsurance payables	0	0	55,236	55,236	55,236
Payables to parent and affiliates	0	30,846	0	30,846	30,846
Other liabilities	0	554,162	0	554,162	554,162
Separate account liabilities - investment contracts	0	71	0	71	71
Total liabilities	$0	$1,516,976	$615,784	$2,132,760	$2,134,767

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
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income and Receivables from Parent and Affiliates
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments which are not securities, are recorded at amortized cost; cash and cash equivalent instruments; and accrued investment income.
Other Assets
Other assets primarily consist of deposit assets related to a reinsurance agreement that does not transfer significant insurance risk. In addition, there are other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.

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
6.    DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2019	2018	2017
	(in thousands)
Balance, beginning of year	$4,447,505	$4,596,565	$4,344,361
Capitalization of commissions, sales and issue expenses	412,627	372,996	277,586
Amortization-Impact of assumption and experience unlocking and true-ups	245,276	(113,534)	288,974
Amortization-All other	(518,129)	(476,261)	(275,028)
Change in unrealized investment gains and losses	(131,596)	67,739	(39,328)
Balance, end of year	$4,455,683	$4,447,505	$4,596,565

7.    VALUE OF BUSINESS ACQUIRED
The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2019	2018	2017
	(in thousands)
Balance, beginning of year	$33,222	$35,109	$30,287
Amortization-Impact of assumption and experience unlocking and true-ups	2,093	1,485	10,035
Amortization-All other	(6,376)	(7,348)	(7,422)
Interest	1,778	1,983	2,001
Change in unrealized investment gains and losses	(692)	1,993	208
Balance, end of year	$30,025	$33,222	$35,109
The following table provides estimated future amortization, net of interest, for the periods indicated:

	2020	2021	2022	2023	2024
	(in thousands)
Estimated future VOBA amortization	$4,610	$3,976	$3,421	$2,926	$2,491

8.    POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2019	2018

	(in thousands)
Life insurance – domestic	$71	$74
Individual and group annuities and supplementary contracts(1)	1,087,060	1,021,854
Other contract liabilities(1)	11,845,330	8,347,058
Total future policy benefits	$12,932,461	$9,368,986

(1)	Includes assumed reinsurance business.

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
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 1.9% to 3.3%. See Note 9 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.
Premium deficiency reserves included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves have been recorded for the individual annuity business, which consists of single premium immediate annuities with life contingencies.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2019	2018

	(in thousands)
Interest-sensitive life contracts	$14,391	$15,049
Individual annuities(1)	5,716,052	4,729,973
Guaranteed interest accounts	449,916	608,574
Total policyholders’ account balances	$6,180,359	$5,353,596

(1)	Includes assumed reinsurance business from Pruco Life.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2019 and 2018, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2019		December 31, 2018
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation (1)(2)

Annuity Contracts	(in thousands)
Return of net deposits
Account value	$120,240,930	N/A	$106,779,202	N/A
Net amount at risk	$229,080	N/A	$843,419	N/A
Average attained age of contractholders	68 years	N/A	67 years	N/A
Minimum return or contract value
Account value	$23,563,604	$129,812,105	$22,184,537	$115,822,894
Net amount at risk	$2,254,621	$3,989,437	$4,322,406	$7,252,486
Average attained age of contractholders	70 years	69 years	70 years	68 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)	Amounts include assumed reinsurance business.

(2)	Includes income and withdrawal benefits.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2019(1)	December 31, 2018(1)

	(in thousands)
Equity funds	$82,506,787	$69,686,791
Bond funds	53,763,563	51,855,361
Money market funds	2,877,135	2,542,219
Total	$139,147,485	$124,084,371

(1)	Amounts include assumed reinsurance business.
In addition to the amounts invested in separate account investment options above, $4.7 billion at December 31, 2019 and $4.9 billion at December 31, 2018 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2019, 2018 and 2017, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
Variable Annuity	(in thousands)
Balance at December 31, 2016	$637,319	$7,707,333	$37,893	$8,382,545
Incurred guarantee benefits(1)(2)	29,605	444,569	(11,686)	462,488
Paid guarantee benefits(2)	(57,053)	0	(3,798)	(60,851)
Change in unrealized investment gains and losses(2)	12,931	0	117	13,048
Balance at December 31, 2017	622,802	8,151,902	22,526	8,797,230
Incurred guarantee benefits(1)(2)	103,596	180,572	2,679	286,847
Paid guarantee benefits(2)	(67,887)	0	(2,915)	(70,802)
Change in unrealized investment gains and losses(2)	(20,108)	0	(230)	(20,338)
Balance at December 31, 2018	638,403	8,332,474	22,060	8,992,937
Incurred guarantee benefits(1)(2)	68,142	3,490,524	3,539	3,562,205
Paid guarantee benefits(2)	(51,418)	0	(3,477)	(54,895)
Change in unrealized investment gains and losses(2)	26,377	0	274	26,651
Balance at December 31, 2019	$681,504	$11,822,998	$22,396	$12,526,898

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

(2)	Amounts include assumed reinsurance business.

The GMDB and GMIB liability are established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.
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
Sales Inducements
The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. DSI is included in “Deferred sales inducements”. The Company has offered various types of sales inducements, including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in DSI, reported as “Interest credited to policyholders’ account balances”, are as follows:

Sales Inducements
(in thousands)
Balance at December 31, 2016	$978,823
Capitalization	1,551
Amortization - Impact of assumption and experience unlocking and true-ups	145,141
Amortization - All other	(94,014)
Change in unrealized investment gains and losses	(10,715)
Balance at December 31, 2017	1,020,786
Capitalization	2,888
Amortization - Impact of assumption and experience unlocking and true-ups	(5,713)
Amortization - All other	(149,236)
Change in unrealized investment gains and losses	20,873
Balance at December 31, 2018	889,598
Capitalization	797
Amortization - Impact of assumption and experience unlocking and true-ups	100,222
Amortization - All other	(146,620)
Change in unrealized investment gains and losses	(31,273)
Balance at December 31, 2019	$812,724

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
Reinsurance amounts included in the Company's Statements of Financial Position as of December 31, were as follows:

	2019	2018
	(in thousands)
Reinsurance recoverables	$621,510	$572,102
Deferred policy acquisition costs	3,725,719	3,703,166
Deferred sales inducements	437,594	476,608
Value of business acquired	(2,275)	(2,431)
Other assets	65,819	79,992
Policyholders’ account balances	3,253,474	3,098,537
Future policy benefits	8,328,777	5,680,939
Reinsurance payables(1)	235,318	232,937
Other liabilities	337,909	290,330

(1)	Includes $0.1 million of unaffiliated activity as of both December 31, 2019 and 2018.

The reinsurance recoverables by counterparty are broken out below:

	December 31, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$387,355	$335,349
Pruco Life	233,933	236,716
Unaffiliated	222	37
Total reinsurance recoverables	$621,510	$572,102

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2019	2018	2017
	(in thousands)
Premiums:
Direct	$29,022	$37,895	$33,908
Assumed	31,570	31,989	32,890
Ceded	(1,042)	(2,619)	(3,225)
Net premiums	59,550	67,265	63,573
Policy charges and fee income:
Direct	477,478	549,500	622,099
Assumed	1,638,023	1,661,484	1,632,132
Ceded(1)	(34,455)	(39,706)	(44,652)
Net policy charges and fee income	2,081,046	2,171,278	2,209,579
Asset administration fees and other income:
Direct	141,884	96,743	129,847
Assumed	306,945	301,549	293,275
Ceded	(8,346)	(9,136)	(9,747)
Net asset administration fees and other income	440,483	389,156	413,375
Realized investment gains (losses), net:
Direct	(1,137,422)	81,120	(1,335,253)
Assumed	(1,584,764)	823,129	554,686
Ceded	40,866	(20,176)	(24,833)
Realized investment gains (losses), net	(2,681,320)	884,073	(805,400)
Policyholders' benefits (including change in reserves):
Direct	58,308	81,045	52,477
Assumed	89,284	110,358	46,375
Ceded(2)	(3,667)	(4,315)	15,216
Net policyholders' benefits (including change in reserves)	143,925	187,088	114,068
Interest credited to policyholders’ account balances:
Direct	82,444	127,018	9,834
Assumed	84,182	132,324	24,708
Ceded	(5,417)	(10,167)	(4,262)
Net interest credited to policyholders’ account balances	161,209	249,175	30,280
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	988,951	1,131,351	725,749

(1)	Includes $(1) million, $(1) million and $(2) million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes $(0.1) million, $(0.3) million and $(0.1) million of unaffiliated activity for the years ended December 31, 2019, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

11.    INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Current tax expense (benefit):
U.S. federal	$14,381	$(422,999)	$501,088
State and local	0	0	1,349
Total	14,381	(422,999)	502,437
Deferred tax expense (benefit):
U.S. federal	(305,482)	584,503	698,662
State and local	0	0	0
Total	(305,482)	584,503	698,662
Income tax expense (benefit)	(291,101)	161,504	1,201,099
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	200,447	(52,510)	98,644
Additional paid-in capital	0	0	0
Total income tax expense (benefit)	$(90,654)	$108,994	$1,299,743

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Expected federal income tax expense (benefit)	$(268,890)	$387,286	$391,158
Non-taxable investment income	(12,019)	(18,954)	(46,625)
Tax credits	(11,708)	(13,694)	(10,358)
Changes in tax law	0	(193,306)	882,175
Other	1,516	172	(15,251)
Reported income tax expense (benefit)	$(291,101)	$161,504	$1,201,099
Effective tax rate	22.7%	8.8%	107.5%

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes”. The Company’s effective tax rate for fiscal years 2019, 2018 and 2017 was 22.7%, 8.8% and 107.5%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the Company’s effective tax rate during the periods presented:

Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:

Tax Act of 2017 - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $882 million tax expense in “Income tax expense (benefit)” in the Company’s Statement of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, in 2017 the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. During 2018, the Company completed the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpreted any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, and recognized a $0.2 million increase in income tax expense for a total of $882.3 million recognized from the reduction in net deferred tax assets to reflect the reduction in the U.S. tax rate from 35% to 21%.

2018 Industry Issue Resolution (IIR) - In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an accelerated deduction for the Company’s 2017 tax return, that would have otherwise been deductible in future years. Prior to the adoption of this Directive, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the Directive, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year and resulted in a reduction in income tax expense of $193 million.

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $11 million of the total $12 million of 2019 non-taxable investment income, $15 million of the total $19 million of 2018 non-taxable investment income, and $46 million of the total $47 million of 2017 non-taxable investment income. The DRD for the current period was estimated using information from 2018, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Insurance reserves	$1,716,039	$1,521,729
Investments	411,788	276,880
Net unrealized loss on securities	0	86,742
Other	2,002	638
Deferred tax assets	2,129,829	1,885,989
Deferred tax liabilities:
VOBA and deferred policy acquisition cost	929,882	929,849
Deferred sales inducements	170,672	186,816
Net unrealized gain on securities	154,815	0
Deferred tax liabilities	1,255,369	1,116,665
Net deferred tax asset (liability)	$874,460	$769,324

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
The company had no valuation allowance as of December 31, 2019 and 2018. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s income (loss) from operations before income taxes includes income (loss) from domestic operations of $(1,280) million, $1,844 million, and $1,118 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2019, 2018, and 2017. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
At December 31, 2019, the Company remains subject to examination in the U.S. for tax years 2015 through 2019.
The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner.

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

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance, December 31, 2016	$(78)	$(314,870)	$(314,948)
Change in OCI before reclassifications	109	320,182	320,291
Amounts reclassified from AOCI	0	3,177	3,177
Income tax benefit (expense)	(38)	(98,606)	(98,644)
Balance, December 31, 2017	(7)	(90,117)	(90,124)
Change in OCI before reclassifications	(1,354)	(311,658)	(313,012)
Amounts reclassified from AOCI	0	62,970	62,970
Income tax benefit (expense)	285	52,225	52,510
Cumulative effect of adoption of ASU 2016-01	0	(3)	(3)
Cumulative effect of adoption of ASU 2018-02	(2)	(36,712)	(36,714)
Balance, December 31, 2018	(1,078)	(323,295)	(324,373)
Change in OCI before reclassifications	182	956,373	956,555
Amounts reclassified from AOCI	0	(3,123)	(3,123)
Income tax benefit (expense)	(38)	(200,409)	(200,447)
Balance, December 31, 2019	$(934)	$429,546	$428,612

(1)	Includes cash flow hedges of $0 million, $(4) million and $(26) million as of December 31, 2019, 2018, and 2017, respectively.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$7,054	$20,761	$(1,838)
Net unrealized investment gains (losses) on available-for-sale securities	(3,931)	(83,731)	(1,339)
Total net unrealized investment gains (losses)(4)	3,123	(62,970)	(3,177)
Total reclassifications for the period	$3,123	$(62,970)	$(3,177)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs and future policy benefits.

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
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$(1,261)	$(2,133)	$(522)	$1,387	$(2,529)
Net investment gains (losses) on investments arising during the period	11,328	0	0	(3,481)	7,847
Reclassification adjustment for (gains) losses included in net income	2,172	0	0	(667)	1,505
Reclassification adjustment for OTTI losses excluded from net income(1)	72	0	0	(22)	50
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,125	0	(352)	773
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	365	(128)	237
Balance, December 31, 2017	12,311	(1,008)	(157)	(3,263)	7,883
Net investment gains (losses) on investments arising during the period	(15,199)	0	0	3,192	(12,007)
Reclassification adjustment for (gains) losses included in net income	(205)	0	0	43	(162)
Reclassification adjustment for OTTI losses excluded from net income(1)	(241)	0	0	51	(190)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(111)	0	23	(88)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	89	(19)	70
Balance, December 31, 2018	(3,334)	(1,119)	(68)	27	(4,494)
Net investment gains (losses) on investments arising during the period	17,795	0	0	(3,741)	14,054
Reclassification adjustment for (gains) losses included in net income	(100)	0	0	21	(79)
Reclassification adjustment for OTTI losses excluded from net income(1)	(52)	0	0	11	(41)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(80)	0	17	(63)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(51)	11	(40)
Balance, December 31, 2019	$14,309	$(1,199)	$(119)	$(3,654)	$9,337

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2016	$(442,314)	$(31,251)	$(5,664)	$166,888	$(312,341)
Net investment gains (losses) on investments arising during the period	376,012	0	0	(115,538)	260,474
Reclassification adjustment for (gains) losses included in net income	(5,349)	0	0	1,644	(3,705)
Reclassification adjustment for OTTI losses excluded from net income(2)	(72)	0	0	22	(50)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(50,961)	0	15,949	(35,012)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(11,333)	3,967	(7,366)
Balance, December 31, 2017	(71,723)	(82,212)	(16,997)	72,932	(98,000)
Net investment gains (losses) on investments arising during the period	(405,264)	0	0	85,105	(320,159)
Reclassification adjustment for (gains) losses included in net income	63,175	0	0	(13,267)	49,908
Reclassification adjustment for OTTI losses excluded from net income(2)	241	0	0	(51)	190
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	90,717	0	(19,049)	71,668
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	18,110	(3,803)	14,307
Cumulative effect of adoption of ASU 2016-01	(4)	0	0	1	(3)
Cumulative effect of adoption of ASU 2018-02	0	0	0	(36,712)	(36,712)
Balance, December 31, 2018	(413,575)	8,505	1,113	85,156	(318,801)
Net investment gains (losses) on investments arising during the period	1,139,167	0	0	(239,496)	899,671
Reclassification adjustment for (gains) losses included in net income	(3,023)	0	0	636	(2,387)
Reclassification adjustment for OTTI losses excluded from net income(2)	52	0	0	(11)	41
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(163,481)	0	34,369	(129,112)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(36,977)	7,774	(29,203)
Balance, December 31, 2019	$722,621	$(154,976)	$(35,864)	$(111,572)	$420,209

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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
Statutory net income (loss) of the Company amounted to $(2,052) million, $(852) million and $3,911 million for the years ended December 31, 2019, 2018 and 2017, respectively. Statutory surplus of the Company amounted to $4,748 million and $6,396 million at December 31, 2019 and 2018, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus, as of December 31 of the preceding year, or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company is not permitted to pay a dividend in 2020 without prior notification.
In December, September, June and March 2019, the Company paid an extra-ordinary dividend of $241 million, $245 million, $247 million and $245 million, respectively, to its parent, PAI, which was recorded as a return of capital. In December, September, June and March 2018, the Company paid an extra-ordinary dividend of $225 million, $250 million, $250 million and $300 million, respectively to PAI, which was recorded as a return of capital. In December, September, and June 2017, the Company paid an extra-ordinary dividend of $650 million, $200 million and $100 million, respectively to PAI, which was recorded as a return of capital.
14.    RELATED PARTY TRANSACTIONS
The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.
Expense Charges and Allocations
The majority of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for each of the years ended December 31, 2019, 2018 and 2017. The expense charged to the Company for the deferred compensation program was $0.6 million, $0.5 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2 million, $2 million and $1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $2 million for each of the years ended December 31, 2019, 2018 and 2017.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.9 million, $0.7 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $97 million, $122 million and $109 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $25 million, $15 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $14 million, $12 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income (Loss).
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $391 million and $228 million as of December 31, 2019 and 2018, respectively. "Net investment income" related to these ventures includes a gain of $17 million, $1 million and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $96 million, $105 million and $111 million for the years ended December 31, 2019, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees and other income” in the Statements of Operations and Comprehensive Income (Loss).
Affiliated Notes Receivable
Affiliated notes receivable included in "Receivables from parent and affiliates" at December 31, were as follows:

	Maturity Dates			Interest Rates			2019	2018
							(in thousands)
U.S. dollar floating rate notes			2028	3.83%	-	4.25%	$0	$34,008
U.S. dollar fixed rate notes	2026	-	2027	2.62%	-	14.85%	52,573	3,184
Total long-term notes receivable - affiliated(1)							$52,573	$37,192

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.
The affiliated notes receivable shown above are classified as available-for-sale securities carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.
Accrued interest receivable related to these loans was $0.0 million and $0.3 million as of December 31, 2019 and 2018, respectively, and is included in “Other assets”. Revenues related to these loans were $0.1 million, $0.4 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in “Asset administration fees and other income”.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in-capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2019 and 2018:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss), Net of Tax
				(in thousands)
Prudential Insurance	February 2018	Purchase	Fixed Maturities	$136,963	$136,963	$0	$0
Pruco Life Insurance Company of Arizona	April 2018	Sale	Fixed Maturities	$64,313	$64,514	$0	$(159)
Prudential Insurance	April 2018	Sale	Fixed Maturities	$57,747	$43,434	$0	$11,308
Prudential Insurance	May 2018	Sale	Fixed Maturity & Commercial Mortgages	$162,111	$159,237	$0	$2,271
Passaic Fund LLC	June 2018	Transfer Out	Other Invested Assets - Privates	$15,281	$15,281	$0	$0
Prudential Insurance	July 2018	Sale	Fixed Maturities	$11,160	$9,277	$0	$1,488
Prudential Insurance	August 2018	Sale	Commercial Mortgages	$13,414	$13,165	$0	$196
Prudential Insurance	December 2018	Purchase	Fixed Maturities	$33,256	$33,166	$0	$(71)
Prudential Agricultural Investors LP	December 2018	Transfer Out	Other Invested Assets - Privates	$7,324	$7,324	$0	$0
Prudential Insurance	January 2019	Sale	Fixed Maturities	$20,504	$20,781	$0	$(277)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$97,953	$98,506	$0	$(554)
Prudential Insurance	March 2019	Purchase	Fixed Maturities	$141,476	$141,476	$0	$7,776
Prudential Insurance	April 2019	Purchase	Equity Securities	$4,300	$4,300	$0	$0
Prudential Retirement Insurance and Annuity Company	April 2019	Purchase	Equity Securities	$1,258	$1,258	$0	$0
Pruco Life Insurance Company	April 2019	Purchase	Equity Securities	$14,525	$14,525	$0	$0
Prudential Insurance	June 2019	Transfer out	Fixed Maturities	$23,066	$23,002	$0	$64

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Prudential Insurance	June 2019	Transfer In	Fixed Maturities	$19,919	$19,919	$0	$0
Prudential Insurance	August 2019	Sale	Fixed Maturities	$66,346	$64,735	$0	$1,611
Prudential Insurance	August 2019	Sale	Commercial Mortgages	$106,307	$104,733	$0	$1,574
Prudential Insurance	November 2019	Sale	Other Invested Assets	$2,289	$2,362	$0	$(73)
Prudential Insurance	November 2019	Sale	Fixed Maturity	$6,517	$8,550	$0	$(2,033)
Prudential Insurance	December 2019	Purchase	Fixed Maturity	$5,271	$5,271	$0	$0
Prudential Insurance	December 2019	Purchase	Fixed Maturity	$85,261	$85,261	$0	$0
Prudential Insurance	December 2019	Sale	Fixed Maturity	$21,425	$20,628	$0	$797

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

Debt Agreements
The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates:

Affiliate	Date Issued	Amount of Notes - December 31, 2019	Amount of Notes - December 31, 2018	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$46,835	2.80%	6/20/2019
Prudential Insurance	4/20/2016	0	18,734	2.80%	6/20/2019
Prudential Insurance	4/20/2016	37,468	37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	0	30,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	50,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Insurance	6/28/2016	0	25,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	20,000	2.08%	6/28/2019
Prudential Insurance	6/28/2016	0	25,000	3.49%	6/28/2026
Prudential Retirement Insurance & Annuity	6/28/2016	0	34,000	3.09%	6/28/2023
Prudential Funding LLC	12/16/2019	1,298	0	2.02%	1/16/2020
Prudential Funding LLC	12/17/2019	1,478	0	2.02%	1/15/2020
Prudential Funding LLC	12/17/2019	502	0	2.02%	1/16/2020
Prudential Funding LLC	12/18/2019	4,638	0	2.02%	1/16/2020
Total Loans Payable to Affiliates		$661,512	$928,165

The total interest expense to the Company related to loans and other payables to affiliates was $107 million, $58 million and $66 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Contributed Capital and Dividends
Through December 31, 2019, 2018 and 2017, the Company did not receive any capital contributions.
In March, June, September and December of 2019, there was a $245 million $247 million, $245 million and $241 million return of capital, respectively, to PAI. In March, June, September and December of 2018, there was a $300 million, $250 million, $250 million and $225 million return of capital, respectively, to PAI. In June, September and December of 2017, there was a $100 million, $200 million and $650 million return of capital, respectively, to PAI.
Reinsurance with Affiliates
As discussed in Note 10, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements - (Continued)

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2019 and 2018, the outstanding balances on these commitments were $43 million and $4 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2019 and 2018, $207 million and $271 million, respectively, of these commitments were outstanding.
Contingent Liabilities
On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to its customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2019
Total revenues	$(582,563)	$(103,779)	$272,685	$864,964
Total benefits and expenses	296,641	404,277	558,773	472,044
Income (loss) from operations before income taxes	(879,204)	(508,056)	(286,088)	392,920
Net income (loss)	$(900,024)	$(168,770)	$(227,512)	$306,979
2018
Total revenues	$1,331,262	$769,260	$826,028	$988,030
Total benefits and expenses	539,327	517,619	561,865	451,549
Income (loss) from operations before income taxes	791,935	251,641	264,163	536,481
Net income (loss)	$635,679	$202,546	$412,236	$432,255

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2019 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	44
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2019	119
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
104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Prudential Annuities Life Assurance Corporation
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2019
(in thousands)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667,347	$7,119,824	$7,119,824
Obligations of U.S. states and their political subdivisions	252,304	259,682	259,682
Foreign governments	203,386	222,884	222,884
Asset-backed securities	443,767	444,438	444,438
Residential mortgage-backed securities	73,814	77,761	77,761
Commercial mortgage-backed securities	557,584	578,289	578,289
Public utilities	527,829	563,139	563,139
All other corporate bonds	3,710,374	3,905,082	3,905,082
Redeemable preferred stock	29,341	31,266	31,266
Total fixed maturities, available-for-sale	$12,465,746	$13,202,365	$13,202,365
Equity securities:
Common stocks:
Other common stocks	$10,526	$11,387	$11,387
Mutual funds	49,699	52,256	52,256
Perpetual preferred stocks	3,422	3,860	3,860
Total equity securities, at fair value	$63,647	$67,503	$67,503
Fixed maturities, trading	$349,428	$383,198	$383,198
Commercial mortgage and other loans(2)	1,471,522		1,471,522
Policy loans	12,366		12,366
Short-term investments	335,358		335,358
Other invested assets	474,013		474,013
Total investments	$15,172,080		$15,946,325

(1)	For fixed maturities available-for-sale, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At carrying value, which is net of allowance for credit losses.

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shelton, and State of Connecticut on the 5th day of March 2020.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)
By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2020.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Susan M. Mann	Executive Vice President,
Susan M. Mann	Chief Financial Officer, Principal Accounting Officer and Director

* Caroline A. Feeney	Director
Caroline A. Feeney

* Nandini Mongia	Director
Nandini Mongia

* Candace J. Woods	Director
Candace J. Woods

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)