Form 10-Q
period 2020-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2020-05-14
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2020, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
March 31, 2020 and December 31, 2019 (in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2020: $13,264,558; 2019: $12,465,746; 2020-net of $186 allowance for credit losses)	$15,212,476	$13,202,365
Fixed maturities, trading, at fair value (amortized cost, 2020: $347,115; 2019: $349,428)	432,020	383,198
Equity securities, at fair value (cost, 2020: $74,271; 2019: $63,647)	76,534	67,503
Commercial mortgage and other loans (net of $6,282 and $2,663 allowance for credit losses)(1)	1,502,846	1,471,522
Policy loans	12,251	12,366
Short-term investments	2,020,754	335,358
Other invested assets (includes $28,761 and $10,492 of assets measured at fair value at March 31, 2020 and December 31, 2019, respectively)	505,569	474,013
Total investments	19,762,450	15,946,325
Cash and cash equivalents	13,945,360	2,795,163
Deferred policy acquisition costs(1)	4,095,019	4,455,683
Accrued investment income	107,400	102,724
Reinsurance recoverables	944,229	621,510
Income taxes(1)	1,172,020	1,202,714
Value of business acquired	28,282	30,025
Deferred sales inducements	699,396	812,724
Receivables from parent and affiliates	63,581	62,765
Other assets	213,171	139,933
Separate account assets	26,580,684	32,665,431
TOTAL ASSETS	$67,611,592	$58,834,997
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$26,612,760	$12,932,461
Policyholders’ account balances	6,596,004	6,180,359
Payables to parent and affiliates	493,084	185,156
Short-term debt	234,178	242,094
Long-term debt	419,418	419,418
Reinsurance payables	285,038	235,318
Other liabilities(1)	881,363	447,405
Separate account liabilities	26,580,684	32,665,431
Total liabilities	62,102,529	53,307,642
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	4,935,936	5,142,936
Retained earnings / (accumulated deficit)	(868,873)	(46,693)
Accumulated other comprehensive income (loss)	1,439,500	428,612
Total equity	5,509,063	5,527,355
TOTAL LIABILITIES AND EQUITY	$67,611,592	$58,834,997
(1) March 31, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2020 and 2019 (in thousands)

	Three Months Ended March 31,
	2020	2019
REVENUES
Premiums	$16,579	$17,265
Policy charges and fee income	496,869	507,934
Net investment income	123,037	125,069
Asset administration fees and other income	145,133	109,388
Realized investment gains (losses), net	(757,691)	(1,342,219)
Total revenues	23,927	(582,563)
BENEFITS AND EXPENSES
Policyholders’ benefits	242,529	7,950
Interest credited to policyholders’ account balances	112,970	10,427
Amortization of deferred policy acquisition costs	429,518	(10,091)
Commission expense	218,074	230,192
General, administrative and other expenses	79,112	58,163
Total benefits and expenses	1,082,203	296,641
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(1,058,276)	(879,204)
Income tax expense (benefit)	(237,488)	20,820
NET INCOME (LOSS)	$(820,788)	$(900,024)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(483)	100
Net unrealized investment gains (losses)	1,280,088	284,428
Total	1,279,605	284,528
Less: Income tax expense (benefit) related to other comprehensive income (loss)	268,717	59,751
Other comprehensive income (loss), net of taxes	1,010,888	224,777
Comprehensive income (loss)	$190,100	$(675,247)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
Cumulative effect of adoption of accounting changes(1)			(1,392)	0	(1,392)
Return of capital		(207,000)			(207,000)
Comprehensive income (loss):
Net income (loss)			(820,788)		(820,788)
Other comprehensive income (loss), net of tax				1,010,888	1,010,888
Total comprehensive income (loss)					190,100
Balance, March 31, 2020	$2,500	$4,935,936	$(868,873)	$1,439,500	$5,509,063

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(2)			(371)	0	(371)
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(900,024)		(900,024)
Other comprehensive income (loss), net of tax				224,777	224,777
Total comprehensive income (loss)					(675,247)
Balance, March 31, 2019	$2,500	$5,875,436	$42,610	$(99,596)	$5,820,950

(1) Includes the impact from the adoption of ASU 2016-13. See Note 2.
(2) Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(820,788)	$(900,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(31)	(259)
Realized investment (gains) losses, net	757,691	1,342,219
Depreciation and amortization	145	(1,162)
Interest credited to policyholders’ account balances	112,970	10,427
Change in:
Future policy benefits	498,277	235,812
Accrued investment income	(4,676)	(5,350)
Net receivables from/payables to parent and affiliates	8,112	8,156
Deferred sales inducements	(582)	(327)
Deferred policy acquisition costs	340,757	(107,724)
Income taxes	(237,653)	20,754
Reinsurance recoverables, net	(7,176)	21,307
Derivatives, net	12,740,695	(428,685)
Other, net	4,824	(4,705)
Cash flows from (used in) operating activities	13,392,565	190,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	267,555	271,473
Fixed maturities, trading	38	36
Equity securities	1,026	802
Commercial mortgage and other loans	7,953	105,399
Policy loans	307	341
Other invested assets	12,759	18,880
Short-term investments	374,890	19,885
Payments for the purchase/origination of:
Fixed maturities, available for sale	(686,699)	(2,232,403)
Fixed maturities, trading	0	(33,423)
Equity securities	(11,648)	(5,570)
Commercial mortgage and other loans	(60,454)	(20,112)
Policy loans	(70)	(76)
Other invested assets	(45,053)	(37,103)
Short-term investments	(2,057,951)	(105,029)
Notes receivable from parent and affiliates, net	0	34,008
Derivatives, net	(232,861)	(21,069)
Other, net	0	(1)
Cash flows from (used in) investing activities	(2,430,208)	(2,003,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	1,478,968	964,888
Ceded policyholders' account deposits	(26,187)	(7,215)
Policyholders' account withdrawals	(1,029,198)	(884,357)
Ceded policyholders' account withdrawals	9,447	16,323
Cash collateral for loaned securities	0	(384)
Repayments of debt (maturities longer than 90 days)	0	(134,000)
Net increase/(decrease) in short-term borrowing	(7,916)	0
Drafts outstanding	(10,701)	(3,671)
Distribution to Parent	(207,000)	(245,000)
Other, net	(19,573)	0
Cash flows from (used in) financing activities	187,840	(293,416)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,150,197	(2,106,939)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,795,163	4,503,534
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,945,360	$2,396,595

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2020 and 2019.

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

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. In addition, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within the Company and Prudential Insurance, as applicable.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain fixed annuity products; value of business acquired ("VOBA") and its amortization; amortization of deferred sales inducements ("DSI"); valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

During the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Adoption of ASU 2016-13

The Company adopted ASU 2016-13, and related ASUs, effective January 1, 2020 using the modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. The modified retrospective method results in a cumulative effect adjustment to opening retained earnings. The Company adopted the guidance related to fixed maturities, available-for-sale on a prospective basis.

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the other-than-temporary-impairment (“OTTI”) guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

The impacts of this ASU on the Company’s Financial Statements primarily include (1) A Cumulative Effect Adjustment Upon Adoption; (2) Changes to the Presentation of the Statements of Financial Position and Statements of Operations; and (3) Changes to Accounting Policies. Each of these impacts is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(1) Cumulative Effect Adjustment Upon Adoption

Adoption of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $1.4 million, primarily related to commercial mortgage and other loans. The impact of adoption is not material to the following financial statement line items: deferred policy acquisition costs; income taxes; and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

(2) Changes to the Presentation of the Statements of Financial Position and Statements of Operations

The allowance for credit losses is presented parenthetically on relevant line items in the Statements of Financial Position. In the Statements of Operations, realized investment gains (losses), net are presented on one line item and will no longer reflect the breakout of OTTI on fixed maturity securities; OTTI on fixed maturity securities transferred to other comprehensive income (“OCI”); and other realized investment gains (losses), net. The presentation of this detail in prior periods is immaterial.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(3) Changes to Accounting Policies

This section has been updated to include the changes in our accounting policies resulting from the adoption of ASU 2016-13.

Fixed maturities, available-for-sale

Fixed maturities, available-for-sale (“AFS debt securities”) are reported at fair value in the Statements of Financial Position. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions relating to the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairments recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses. Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

AFS debt securities with unrealized losses are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. In evaluating whether the amortized cost basis is recoverable, the Company considers several factors including, but not limited to the extent of the decline and the reasons for the decline in value (credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer.

When an AFS debt security is in an unrealized loss position and (1) the Company has the intent to sell the AFS debt security, or (2) it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, or (3) the Company has deemed the AFS debt security to be uncollectable, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The impairment is reported in “Realized investment gains (losses), net.” The new cost basis is not adjusted for subsequent increases in estimated fair value.

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security prior to impairment. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, any impairments on AFS debt securities were reported as an adjustment to the amortized cost basis of the security. Subsequent to the impairment, the AFS debt security was treated as if it were newly acquired at the date of impairment, and any increases in cash flows expected to be collected were accreted into net investment income over the life of the investment.

Commercial mortgage and other loans

Commercial mortgage and other loans are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. Additionally, certain off-balance sheet credit exposures (e.g. indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, and other collateralized and uncollateralized loans.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

For commercial mortgage and agricultural mortgage loans (and related unfunded commitments where the Company cannot unconditionally cancel the commitment), the allowance is calculated using an internally developed CECL model.

Key inputs to the CECL model include unpaid principal balances, internal credit ratings, annual expected loss factors, average lives of the loans adjusted for prepayment considerations, current and historical interest rate assumptions, and other factors influencing the Company’s view of the current stage of the economic cycle and future economic conditions. Subjective considerations include a review of whether historical loss experience is representative of current market conditions and the Company’s view of the credit cycle. Model assumptions and factors are reviewed and updated as appropriate. Information about certain key inputs is detailed below.

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt-service-coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt-service-coverage ratios less than 1.0 times indicate that a property’s operations do not generate enough income to cover the loan’s current debt payments. A debt-service-coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage and agricultural mortgage loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a credit re-rating process, whereby the internal credit rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary credit quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt-service-coverage ratios related to the Company’s commercial mortgage and agricultural mortgage loan portfolios. Generally, every loan is re-rated at least annually.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial or agricultural mortgage loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The CECL allowance on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. The change in allowance is reported in “Realized investment gains (losses), net.” As it relates to unfunded commitments that are in scope of this guidance, the CECL allowance is reported in “Other liabilities”, and the change in the allowance is reported in “Realized investment gains (losses), net.”

When a commercial mortgage or other loan is deemed to be uncollectible, any allowance is reversed and a direct write-down of the carrying amount of the loan is recorded through "Realized investment gains (losses), net." The carrying amount of the loan is not adjusted for subsequent recoveries in value.

The CECL allowance for other collateralized and uncollateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, the impairments on commercial mortgage and other loans were collectively reviewed at a portfolio level for impairment based on probable incurred but not specifically identified losses with any such losses reflected in an allowance for credit losses. When a loan was individually identified to be impaired, the loan was individually evaluated for an allowance. Changes in these allowances were reported in “Realized investment gains (losses), net.” Additionally, an allowance for credit losses was not required on unfunded loan commitments.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance

Reinsurance recoverables are reported on the Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.”

Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner.

Other ASUs adopted during the three months ended March 31, 2020.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU provides optional relief for certain contracts impacted by reference rate reform. The standard permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU also temporarily (until December 31, 2022) allows hedge relationships to continue without de-designation upon changes due to reference rate reform.
March 12, 2020 to December 31, 2022 using the prospective method.
This ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The Company made the election under ASU 2020-04 for all applicable contracts as they converted from the current reference rate to the new reference rate.

ASU issued but not yet adopted as of March 31, 2020 — ASU 2018-12

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated Other Comprehensive Income (loss) ("AOCI") or (2) a full retrospective transition method.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,215,283	$2,004,094	$5,644	$0	$9,213,733
Obligations of U.S. states and their political subdivisions	231,490	6,855	702	0	237,643
Foreign government bonds	171,762	12,886	1,240	0	183,408
U.S. public corporate securities	1,834,541	92,000	38,870	0	1,887,671
U.S. private corporate securities	1,176,551	25,154	37,188	186	1,164,331
Foreign public corporate securities	278,341	7,403	20,373	0	265,371
Foreign private corporate securities	1,209,280	2,195	105,708	0	1,105,767
Asset-backed securities(1)	507,849	3,063	25,809	0	485,103
Commercial mortgage-backed securities	562,409	27,558	449	0	589,518
Residential mortgage-backed securities(2)	77,052	3,392	513	0	79,931
Total fixed maturities, available-for-sale	$13,264,558	$2,184,600	$236,496	$186	$15,212,476

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667,347	$491,943	$39,466	$7,119,824	$0
Obligations of U.S. states and their political subdivisions	252,304	7,814	436	259,682	0
Foreign government bonds	203,386	19,518	20	222,884	0
U.S. public corporate securities	1,615,060	126,947	1,331	1,740,676	0
U.S. private corporate securities	1,159,962	50,720	3,343	1,207,339	0
Foreign public corporate securities	321,111	16,989	113	337,987	0
Foreign private corporate securities	1,171,411	50,069	7,995	1,213,485	0
Asset-backed securities(1)	443,767	3,405	2,734	444,438	(20)
Commercial mortgage-backed securities	557,584	20,941	236	578,289	0
Residential mortgage-backed securities(2)	73,814	3,960	13	77,761	0
Total fixed maturities, available-for-sale	$12,465,746	$792,306	$55,687	$13,202,365	$(20)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $14.3 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	March 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$550,574	$5,644	$0	$0	$550,574	$5,644
Obligations of U.S. states and their political subdivisions	44,790	702	0	0	44,790	702
Foreign government bonds	27,964	1,221	74	19	28,038	1,240
U.S. public corporate securities	437,796	37,781	2,167	1,089	439,963	38,870
U.S. private corporate securities	542,221	34,290	26,844	2,898	569,065	37,188
Foreign public corporate securities	84,112	20,373	0	0	84,112	20,373
Foreign private corporate securities	937,001	89,599	85,795	16,109	1,022,796	105,708
Asset-backed securities	210,569	12,622	166,207	13,187	376,776	25,809
Commercial mortgage-backed securities	52,283	449	0	0	52,283	449
Residential mortgage-backed securities	5,893	513	7	0	5,900	513
Total fixed maturities, available-for-sale	$2,893,203	$203,194	$281,094	$33,302	$3,174,297	$236,496

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on fixed maturity securities aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

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

As of March 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $172.0 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $64.5 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2020, the $33.3 million of gross unrealized losses of twelve months or more were concentrated in the asset-backed securities and in the Company’s corporate securities within the consumer non-cyclical, utility and capital goods sectors.

As of December 31, 2019, the gross unrealized losses on fixed maturity securities were composed of $52.5 million related to “1” highest quality or “2” high quality securities based on the NAIC or equivalent rating and $3.2 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $10.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility and consumer cyclical sectors and in asset-backed securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$246,536	$245,711
Due after one year through five years	1,264,902	1,236,352
Due after five years through ten years	1,559,972	1,518,325
Due after ten years	9,045,838	11,057,536
Asset-backed securities	507,849	485,103
Commercial mortgage-backed securities	562,409	589,518
Residential mortgage-backed securities	77,052	79,931
Total fixed maturities, available-for-sale	$13,264,558	$15,212,476

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$195,978	$131,769
Proceeds from maturities/prepayments	78,080	144,443
Gross investment gains from sales and maturities	7,480	1,950
Gross investment losses from sales and maturities	(180)	(656)
OTTI recognized in earnings(2)	N/A	(2,025)
Write-downs recognized in earnings(3)	(693)	N/A
(Addition to) release of allowance for credit losses(4)	(186)	N/A

(1)	Includes $6.5 million and $4.7 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2020 and 2019, respectively.

(2)
For the three months ended March 31, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three months ended March 31, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

(4)	Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	186	0	0	0	186
Balance, end of period	$0	$0	$186	$0	$0	$0	$186

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of March 31, 2020, the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $(1.6) million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$288,739	19.2%	$272,150	18.5%
Hospitality	16,721	1.1	16,819	1.1
Industrial	478,089	31.8	464,528	31.5
Office	353,014	23.5	372,823	25.3
Other	155,782	10.3	156,768	10.6
Retail	130,815	8.7	131,051	8.9
Total commercial mortgage loans	1,423,160	94.6	1,414,139	95.9
Agricultural property loans	82,033	5.4	60,046	4.1
Total commercial mortgage and agricultural property loans by property type	1,505,193	100.0%	1,474,185	100.0%
Allowance for credit losses	(6,282)		(2,663)
Total net commercial mortgage and agricultural property loans by property type	1,498,911		$1,471,522
Other loans:
Other collateralized loans	3,935		0
Allowance for credit losses	0		0
Total net other loans	3,935		0
Total commercial mortgage and other loans	$1,502,846		$1,471,522

As of March 31, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (26%), Texas (12%) and New York (7%)) and included loans secured by properties in Europe (16%) and Australia (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance at December 31, 2018	$2,861	$35	$0	$2,896
Addition to (release of) allowance for credit losses	(239)	6	0	(233)
Balance at December 31, 2019	2,622	41	0	2,663
Cumulative effect of adoption of ASU 2016-13	3,118	39	0	3,157
Addition to (release of) allowance for expected losses	363	99	0	462
Balance at March 31, 2020	$6,103	$179	$0	$6,282

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

As of March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth loan-to-value ratios based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	March 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$0	$112,817	$25,889	$95,941	$160,898	$257,347	$0	$652,892
60%-69.99%	33,614	163,428	25,274	108,435	93,846	107,170	0	531,767
70%-79.99%	7,093	65,987	54,799	67,721	28,481	5,184	0	229,265
80% or greater	0	0	0	8,245	0	991	0	9,236
Subtotal	40,707	342,232	105,962	280,342	283,225	370,692	0	1,423,160
Agricultural property loans
0%-59.99%	22,500	13,798	1,261	8,553	1,180	34,741	0	82,033
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	22,500	13,798	1,261	8,553	1,180	34,741	0	82,033
Total commercial mortgage and agricultural property loans
0%-59.99%	22,500	126,615	27,150	104,494	162,078	292,088	0	734,925
60%-69.99%	33,614	163,428	25,274	108,435	93,846	107,170	0	531,767
70%-79.99%	7,093	65,987	54,799	67,721	28,481	5,184	0	229,265
80% or greater	0	0	0	8,245	0	991	0	9,236
Total commercial mortgage and agricultural property loans	$63,207	$356,030	$107,223	$288,895	$284,405	$405,433	$0	$1,505,193

See Note 2 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

The following table sets forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2019
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,423,160	$0	$0	$0	$1,423,160	$0
Agricultural property loans	77,756	4,277	0	0	82,033	0
Other collateralized loans	3,935	0	0	0	3,935	0
Total	$1,504,851	$4,277	$0	$0	$1,509,128	$0

(1)	As of March 31, 2020, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,414,139	$0	$0	$0	$1,414,139	$0
Agricultural property loans	60,046	0	0	0	60,046	0
Total	$1,474,185	$0	$0	$0	$1,474,185	$0

(1)	As of December 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

There were no loans on non-accrual status with a related allowance for credit losses which recognized interest income for the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $0 million and $101 million of commercial mortgage and other loans sold, respectively.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of March 31, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$22,462	$23,414
Hedge funds	272,972	273,615
Real estate-related	181,374	166,492
Subtotal equity method	476,808	463,521
Fair value:
Private equity	4,807	4,115
Hedge funds	190	194
Real estate-related	6,402	6,181
Subtotal fair value	11,399	10,490
Total LPs/LLCs	488,207	474,011
Derivative instruments	17,362	2
Total other invested assets	$505,569	$474,013

Accrued Investment Income

The following table sets forth the composition of “Accrued Investment Income,” as of the date indicated:

March 31, 2020
(in thousands)

Fixed maturities	$97,265
Equity securities	60
Commercial mortgage and other loans	4,496
Policy loans	10
Short-term investments and cash equivalents	5,569
Total accrued investment income	$107,400

There were no write-downs on accrued investment income for the three months ended March 31, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$100,734	$92,211
Fixed maturities, trading	2,581	2,365
Equity securities	67	73
Commercial mortgage and other loans	13,182	11,732
Policy loans	127	59
Other invested assets	(12,713)	8,842
Short-term investments and cash equivalents	25,452	13,740
Gross investment income	129,430	129,022
Less: investment expenses	(6,393)	(3,953)
Net investment income	$123,037	$125,069

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities(1)	$6,422	$(731)
Commercial mortgage and other loans	(342)	(781)
Derivatives	(764,540)	(1,340,928)
Other invested assets	500	0
Short-term investments and cash equivalents	269	221
Realized investment gains (losses), net	$(757,691)	$(1,342,219)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$14,309
Fixed maturity securities, available-for-sale — all other(1)	N/A	722,310
Fixed maturity securities, available-for-sale with an allowance	0	N/A
Fixed maturity securities, available-for-sale without an allowance	1,948,104	N/A
Derivatives designated as cash flow hedges(2)	102,569	(287)
Affiliated notes	478	598
Net unrealized gains (losses) on investments	$2,051,151	$736,930

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other”.

(2)	For more information on cash flow hedges, see Note 4.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2020 and December 31, 2019, the Company had no repurchase agreements and securities lending transactions.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,237,552	$152,513	$(236)	$1,172,899	$39,019	$(26,511)
Total Derivatives Designated as Hedge Accounting Instruments	$1,237,552	$152,513	$(236)	$1,172,899	$39,019	$(26,511)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$5,898,500	$4,044	$(32,429)	$3,857,700	$638	$(5,872)
Interest Rate Swaps	100,324,125	16,480,350	(6,811,713)	88,557,425	6,598,625	(1,997,944)
Interest Rate Options	11,468,000	1,605,656	(26,654)	12,583,000	283,386	(172,085)
Interest Rate Forwards	892,000	65,811	(4,641)	959,772	24,487	(4,185)
Foreign Currency
Foreign Currency Forwards	19,643	751	(184)	16,683	0	(394)
Currency/Interest Rate
Foreign Currency Swaps	214,760	34,368	0	234,767	11,482	(663)
Credit
Credit Default Swaps	61,250	0	(3,826)	0	0	0
Equity
Equity Futures	1,743,428	17,360	0	1,191,237	0	(2,638)
Total Return Swaps	25,813,680	2,857,200	(623,709)	16,314,165	36,692	(573,957)
Equity Options	28,692,823	590,926	(672,523)	12,866,043	329,722	(422,700)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$175,128,209	$21,656,466	$(8,175,679)	$136,580,792	$7,285,032	$(3,180,438)
Total Derivatives(1)(2)	$176,365,761	$21,808,979	$(8,175,915)	$137,753,691	$7,324,051	$(3,206,949)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $25,303 million and $11,823 million as of March 31, 2020 and December 31, 2019, respectively included in “Future policy benefits” and $159 million and $197 million as of March 31, 2020 and December 31, 2019, respectively included in “Policyholders’ account balances". Other assets included $16 million and $8 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $650 million and $350 million as of March 31, 2020 and December 31, 2019, respectively.

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

	March 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$21,808,979	$(21,791,617)	$17,362	$0	$17,362
Securities purchased under agreements to resell	100,000	0	100,000	(100,000)	0
Total Assets	$21,908,979	$(21,791,617)	$117,362	$(100,000)	$17,362
Offsetting of Financial Liabilities:
Derivatives(1)	$8,175,915	$(7,703,646)	$472,269	$(331,133)	$141,136
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$8,175,915	$(7,703,646)	$472,269	$(331,133)	$141,136

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$7,324,051	$(7,324,049)	$2	$0	$2
Securities purchased under agreements to resell	302,000	0	302,000	(302,000)	0
Total Assets	$7,626,051	$(7,324,049)	$302,002	$(302,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,855	$4,259	$16,943	$102,856
Total cash flow hedges	1,855	4,259	16,943	102,856
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,049,901	0	0	0
Currency	1,030	0	0	0
Currency/Interest Rate	41,849	0	72	0
Credit	(7,157)	0	0	0
Equity	5,015,288	0	0	0
Embedded Derivatives	(12,867,306)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(766,395)	0	72	0
Total	$(764,540)	$4,259	$17,015	$102,856

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(321)	$2,733	$(1,559)	$1,623
Total cash flow hedges	(321)	2,733	(1,559)	1,623
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	992,444	0	0	0
Currency	(186)	0	0	0
Currency/Interest Rate	1,831	0	3	0
Credit	(1)	0	0	0
Equity	(1,650,110)	0	0	0
Embedded Derivatives	(684,585)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(1,340,607)	0	3	0
Total	$(1,340,928)	$2,733	$(1,556)	$1,623

(1)	Net change in AOCI.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$(287)
Amount recorded in AOCI
Currency/Interest Rate	125,913
Total amount recorded in AOCI	125,913
Amount reclassified from AOCI to income
Currency/Interest Rate	(23,057)
Total amount reclassified from AOCI to income	(23,057)
Balance, March 31, 2020	$102,569

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2020 values, it is estimated that a pre-tax gain of $18 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2021.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references had outstanding notional amounts of $61 million and $0 million as of March 31, 2020 and December 31, 2019, respectively. These credit derivatives are reported at fair value as a liability of $4 million and $0 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the notional amount of these credit derivatives had the following NAIC rating: $61 million in NAIC 6.

The Company has no exposure from credit derivative positions where it has purchased credit protection as of March 31, 2020 and December 31, 2019.

Credit Risk

The Company is exposed to losses in the event of non-performance by a counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$9,202,275	$11,458	$0	$9,213,733
Obligations of U.S. states and their political subdivisions	0	237,643	0	0	237,643
Foreign government bonds	0	183,408	0	0	183,408
U.S. corporate public securities	0	1,879,387	8,284	0	1,887,671
U.S. corporate private securities	0	1,114,930	49,401	0	1,164,331
Foreign corporate public securities	0	265,160	211	0	265,371
Foreign corporate private securities	0	1,052,057	53,710	0	1,105,767
Asset-backed securities(2)	0	466,512	18,591	0	485,103
Commercial mortgage-backed securities	0	589,518	0	0	589,518
Residential mortgage-backed securities	0	74,295	5,636	0	79,931
Subtotal	0	15,065,185	147,291	0	15,212,476
Fixed maturities, trading	0	428,427	3,593	0	432,020
Equity securities	4,191	57,357	4,986	0	66,534
Short-term investments	437,156	1,103,598	0	0	1,540,754
Cash equivalents	681,478	11,138,431	0	0	11,819,909
Other invested assets(3)	21,405	21,787,574	0	(21,791,617)	17,362
Other assets	0	3,514	12,242	0	15,756
Reinsurance recoverables	0	37,552	565,090	0	602,642
Receivables from parent and affiliates	0	52,453	0	0	52,453
Subtotal excluding separate account assets	1,144,230	49,674,091	733,202	(21,791,617)	29,759,906
Separate account assets(4)	0	26,580,684	0	0	26,580,684
Total assets	$1,144,230	$76,254,775	$733,202	$(21,791,617)	$56,340,590
Future policy benefits(5)	$0	$0	$25,302,654	$0	$25,302,654
Policyholders' account balances	0	0	158,920	0	158,920
Payables to parent and affiliates	0	8,143,486	0	(7,699,602)	443,884
Other liabilities	32,429	0	0	(4,044)	28,385
Total liabilities	$32,429	$8,143,486	$25,461,574	$(7,703,646)	$25,933,843

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$7,109,277	$10,547	$0	$7,119,824
Obligations of U.S. states and their political subdivisions	0	259,682	0	0	259,682
Foreign government bonds	0	222,884	0	0	222,884
U.S. corporate public securities	0	1,732,632	8,044	0	1,740,676
U.S. corporate private securities	0	1,155,464	51,875	0	1,207,339
Foreign corporate public securities	0	337,800	187	0	337,987
Foreign corporate private securities	0	1,169,324	44,161	0	1,213,485
Asset-backed securities(2)	0	425,613	18,825	0	444,438
Commercial mortgage-backed securities	0	578,289	0	0	578,289
Residential mortgage-backed securities	0	77,761	0	0	77,761
Subtotal	0	13,068,726	133,639	0	13,202,365
Fixed maturities, trading	0	378,734	4,464	0	383,198
Equity securities	5,314	46,942	5,247	0	57,503
Short-term investments	0	260,354	0	0	260,354
Cash equivalents	150,631	1,654,974	0	0	1,805,605
Other invested assets(3)	639	7,323,412	0	(7,324,049)	2
Other assets	0	0	8,059	0	8,059
Reinsurance recoverables	0	47,006	302,814	0	349,820
Receivables from parent and affiliates	0	2,573	0	0	2,573
Subtotal excluding separate account assets	156,584	22,782,721	454,223	(7,324,049)	16,069,479
Separate account assets(4)	0	32,665,431	0	0	32,665,431
Total assets	$156,584	$55,448,152	$454,223	$(7,324,049)	$48,734,910
Future policy benefits(5)	$0	$0	$11,822,998	$0	$11,822,998
Policyholders' account balances	0	0	196,892	0	196,892
Payables to parent and affiliates	0	3,198,440	0	(3,052,493)	145,947
Other liabilities	8,509	260	0	(639)	8,130
Total liabilities	$8,509	$3,198,700	$12,019,890	$(3,053,132)	$12,173,967

(1)	“Netting” amounts represent cash collateral of $14,088 million and $4,271 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2020 and December 31, 2019, the fair values of such investments were $11.4 million and $10.5 million, respectively.

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

(5)
As of March 31, 2020, the net embedded derivative liability position of $25,303 million includes $141 million of embedded derivatives in an asset position and $25,444 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $11,823 million includes $583 million of embedded derivatives in an asset position and $12,406 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$30,390	Discounted cash flow	Discount rate	1.90%	25%	7.98%	Decrease
		Market Comparables	EBITDA multiples(3)	6.7X	6.7X	6.7X	Increase
Reinsurance recoverables	$565,090	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$25,302,654	Discounted cash flow	Lapse rate(6)	1%	18%		Decrease
			Spread over LIBOR(7)	1.40%	2.02%		Decrease
			Utilization rate(8)	43%	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	33%		Increase
Policyholders' account balances(5)	$158,920	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	1.40%	2.02%		Decrease
			Equity volatility curve	6%	53%		Increase

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$17,149	Discounted cash flow	Discount rate	4.79%		20%		8.66%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
Reinsurance recoverables	$302,814	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$11,822,998	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	13%		23%				Increase
Policyholders' account balances(5)	$196,892	Discounted cash flow	Lapse rate(6)	1%		42%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Equity volatility curve	6%		25%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increases, credit spreads widen, which results in a decrease in fair value.

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$10,547	$0	$911	$0	$0	$0	$0	$0	$0	$11,458	$0
Corporate Securities(4)	104,267	(14,767)	11,277	(1,155)	0	(2,365)	0	14,349	0	111,606	(15,781)
Structured Securities(5)	18,825	(288)	6,145	0	0	(455)	0	0	0	24,227	(286)
Other assets:
Fixed maturities, trading	4,464	(871)	0	0	0	0	0	0	0	3,593	(866)
Equity securities	5,247	(261)	0	0	0	0	0	0	0	4,986	(261)
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Other assets	8,059	(3,613)	7,796	0	0	0	0	0	0	12,242	(3,613)
Reinsurance recoverables	302,814	257,953	4,323	0	0	0	0	0	0	565,090	260,722
Liabilities:
Future policy benefits	(11,822,998)	(13,197,472)	0	0	(282,184)	0	0	0	0	(25,302,654)	(13,329,640)
Policyholders' account balances(6)	(196,892)	60,429	0	0	(22,457)	0	0	0	0	(158,920)	53,957

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(110)	$0	$(14,924)	$(21)	$0	$0	$(16,067)
Other assets:
Fixed maturities, trading	0	(866)	0	(5)	0	(866)	0
Equity securities	0	(261)	0	0	0	(261)	0
Other invested assets	0	0	0	0	0	0	0
Other assets	(3,613)	0	0	0	(3,613)	0	0
Reinsurance recoverables	257,953	0	0	0	260,722	0	0
Liabilities:
Future policy benefits	(13,197,472)	0	0	0	(13,329,640)	0	0
Policyholders' account balances	60,429	0	0	0	53,957	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$647	$0	$0	$0	$0	$0	$0	$8,779	$0
Corporate Securities(4)	85,452	610	3,226	0	0	(5,463)	0	975	0	84,800	(1,996)
Structured Securities(5)	9,336	145	44,273	0	0	(4,047)	0	551	0	50,258	(2)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	5,705	106	0	(195)	0	0	0	0	0	5,616	118
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	239,911	17,625	4,559	0	0	0	21,896	0	0	283,991	17,625
Liabilities:
Future policy benefits	(8,332,474)	(727,090)	0	0	(257,341)	0	0	0	0	(9,316,905)	(790,926)
Policyholders' account balances(6)	(42,350)	(7,983)	0	0	(30,246)	0	0	0	0	(80,579)	(7,983)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(725)	$0	$1,441	$39	$(1,998)	$0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0
Equity securities	0	106	0	0	0	118
Other invested assets	0	0	0	0	0	0
Other assets	0	0	0	0	0	0
Reinsurance recoverables	17,625	0	0	0	17,625	0
Liabilities:
Future policy benefits	(727,090)	0	0	0	(790,926)	0
Policyholders' account balances	(7,983)	0	0	0	(7,983)	0

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

(7)
Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	March 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,517,044	$1,517,044	$1,502,846
Policy loans	0	0	12,251	12,251	12,251
Short-term investments	480,000	0	0	480,000	480,000
Cash and cash equivalents	2,025,451	100,000	0	2,125,451	2,125,451
Accrued investment income	0	107,400	0	107,400	107,400
Reinsurance recoverables	0	0	55,626	55,626	55,137
Receivables from parent and affiliates	0	11,128	0	11,128	11,128
Other assets	0	7,274	129,595	136,869	136,869
Total assets	$2,505,451	$225,802	$1,714,516	$4,445,769	$4,431,082
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,622,012	$1,622,012	$1,615,833
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	235,228	0	235,228	234,178
Long-term debt	0	428,943	0	428,943	419,418
Reinsurance payables	0	0	48,544	48,544	48,544
Payables to parent and affiliates	0	49,200	0	49,200	49,200
Other liabilities	0	624,319	0	624,319	624,319
Separate account liabilities - investment contracts	0	39	0	39	39
Total liabilities	$0	$1,337,729	$1,670,556	$3,008,285	$2,991,531

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,512,283	$1,512,283	$1,471,522
Policy loans	0	0	12,366	12,366	12,366
Short-term investments	75,004	0	0	75,004	75,004
Cash and cash equivalents	687,558	302,000	0	989,558	989,558
Accrued investment income	0	102,724	0	102,724	102,724
Reinsurance recoverables	0	0	56,171	56,171	55,796
Receivables from parent and affiliates	0	10,192	50,587	60,779	60,192
Other assets	0	1,893	63,106	64,999	64,999
Total assets	$762,562	$416,809	$1,694,513	$2,873,884	$2,832,161
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,445,486	$1,445,486	$1,438,742
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	245,617	0	245,617	242,094
Long-term debt	0	446,105	0	446,105	419,418
Reinsurance payables	0	0	50,035	50,035	50,035
Payables to parent and affiliates	0	39,209	0	39,209	39,209
Other liabilities	0	205,988	0	205,988	205,988
Separate account liabilities - investment contracts	0	54	0	54	54
Total liabilities	$0	$936,973	$1,495,521	$2,432,494	$2,395,540

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$944,229	$621,510
Deferred policy acquisition costs	3,420,946	3,725,719
Deferred sales inducements	371,872	437,594
Value of business acquired	(2,106)	(2,275)
Other assets(2)	59,559	65,819
Policyholders’ account balances	3,328,104	3,253,474
Future policy benefits	18,800,396	8,328,777
Reinsurance payables(3)	285,038	235,318
Other liabilities(4)	383,016	337,909

(1)	Includes $0.1 million and $0.2 million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $(7.9) million and $(3.9) million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

(3)	Includes $0.1 million of unaffiliated activity at both March 31, 2020 and December 31, 2019.

(4)	Includes $115.4 million and $60.4 million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2020	December 31, 2019
	(in thousands)
Prudential Insurance	$669,533	$387,355
Pruco Life	274,625	233,933
Unaffiliated	71	222
Total reinsurance recoverables	$944,229	$621,510

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Premiums:
Direct	$6,498	$8,054
Assumed	10,427	9,095
Ceded	(346)	116
Net premiums	16,579	17,265
Policy charges and fee income:
Direct	106,254	121,611
Assumed	398,661	395,088
Ceded(1)	(8,046)	(8,765)
Net policy charges and fee income	496,869	507,934
Asset administration fees and other income:
Direct	69,873	38,745
Assumed	77,239	72,695
Ceded	(1,979)	(2,052)
Net asset administration fees and other income	145,133	109,388
Realized investment gains (losses), net:
Direct	9,042,990	(834,208)
Assumed	(10,060,454)	(515,709)
Ceded	259,773	7,698
Realized investment gains (losses), net	(757,691)	(1,342,219)
Policyholders' benefits (including change in reserves):
Direct	59,166	7,103
Assumed	188,524	2,357
Ceded(2)	(5,161)	(1,510)
Net policyholders' benefits (including change in reserves)	242,529	7,950
Interest credited to policyholders’ account balances:
Direct	45,839	6,010
Assumed	68,415	4,811
Ceded	(1,284)	(394)
Net interest credited to policyholders’ account balances	112,970	10,427
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	545,464	199,255

(1)	Includes $(0.3) million and $0.4 million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes $0.1 million and $0.0 million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

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

The Company's income tax provision amounted to an income tax benefit of $(237) million, or 22.44% of income (loss) from operations before income taxes in the first three months of 2020, compared to an income tax expense of $21 million, or (2.37)%, in the first three months of 2019. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act includes temporary changes to income tax laws, some of which were enacted under the Tax Cuts and Jobs Act in 2017. For interim reporting, income tax effects of new legislation are recognized in the interim period which includes the enactment date. One of the key provisions is to allow companies with net operating losses originating in 2018, 2019 or 2020 to carry back those losses for five years. However, this provision is elective and the Company is still in the process of evaluating the temporary tax law changes and its overall effect, including the sequencing of and interaction between its provisions and other federal tax laws. As a result, the tax provision for the first quarter of 2020 does not include any estimate for the impact of these changes.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2020 and 2019 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(934)	$429,546	$428,612
Change in OCI before reclassifications	(483)	1,309,567	1,309,084
Amounts reclassified from AOCI	0	(29,479)	(29,479)
Income tax benefit (expense)	102	(268,819)	(268,717)
Balance, March 31, 2020	$(1,315)	$1,440,815	$1,439,500

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	100	282,844	282,944
Amounts reclassified from AOCI	0	1,584	1,584
Income tax benefit (expense)	(21)	(59,730)	(59,751)
Balance, March 31, 2019	$(999)	$(98,597)	$(99,596)

(1)
Includes cash flow hedges of $103 million and $0 million as of March 31, 2020 and December 31, 2019, respectively, and $(2) million and $(4) million as of March 31, 2019 and December 31, 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$23,057	$(853)
Net unrealized investment gains (losses) on available-for-sale securities	6,422	(731)
Total net unrealized investment gains (losses)(4)	29,479	(1,584)
Total reclassifications for the period	$29,479	$(1,584)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs and future policy benefits and other liabilities.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	0	0	0	0	0
Reclassification adjustment for (gains) losses included in net income	0	0	0	0	0
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	1,516	0	(318)	1,198
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(3,093)	650	(2,443)
Balance, March 31, 2020	$0	$1,516	$(3,093)	$332	$(1,245)

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$736,930	$(156,175)	$(35,983)	$(115,226)	$429,546
Net investment gains (losses) on investments arising during the period	1,343,700	0	0	(282,178)	1,061,522
Reclassification adjustment for (gains) losses included in net income	(29,479)	0	0	6,191	(23,288)
Reclassification due to allowance for credit losses recorded during the period	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(55,115)	0	11,573	(43,542)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	22,559	(4,737)	17,822
Balance, March 31, 2020	$2,051,151	$(211,290)	$(13,424)	$(384,377)	$1,442,060

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $23 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $5 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $5 million and $3 million for the three months ended March 31, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $403 million and $391 million as of March 31, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a loss of $18 million and a gain of $5 million for the three months ended March 31, 2020 and 2019, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $23 million and $24 million for the three months ended March 31, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at March 31, 2020 and December 31, 2019 were as follows:

	Maturity Dates	Interest Rates			March 31, 2020	December 31, 2019
					(in thousands)
U.S. dollar fixed rate notes	2026 - 2027	2.62%	-	14.85%	52,453	52,573
Total notes receivable - affiliated(1)					$52,453	$52,573

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.1 million and $0.0 million at March 31, 2020 and December 31, 2019, respectively, and is included in “Other assets”. Revenues related to these assets were a gain of $0.4 million and a loss $0.2 million for the three months ended March 31, 2020 and 2019, respectively, and are included in “Asset administration fees and other income”.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	January 2019	Sale	Fixed Maturities	$20,504	$20,781	$0	$(277)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$97,953	$98,506	$0	$(554)
Prudential Insurance	March 2019	Purchase	Fixed Maturities	$141,476	$141,476	$0	$7,776
Prudential Insurance	April 2019	Purchase	Equity Securities	$4,300	$4,300	$0	$0
Prudential Retirement Insurance and Annuity Company	April 2019	Purchase	Equity Securities	$1,258	$1,258	$0	$0
Pruco Life Insurance Company	April 2019	Purchase	Equity Securities	$14,525	$14,525	$0	$0
Prudential Insurance	June 2019	Transfer out	Fixed Maturities	$23,066	$23,002	$0	$64
Prudential Insurance	June 2019	Transfer In	Fixed Maturities	$19,919	$19,919	$0	$0
Prudential Insurance	August 2019	Sale	Fixed Maturities	$66,346	$64,735	$0	$1,611
Prudential Insurance	August 2019	Sale	Commercial Mortgages	$106,307	$104,733	$0	$1,574
Prudential Insurance	November 2019	Sale	Other Invested Assets	$2,289	$2,362	$0	$(73)
Prudential Insurance	November 2019	Sale	Fixed Maturities	$6,517	$8,550	$0	$(2,033)
Prudential Insurance	December 2019	Purchase	Fixed Maturities	$5,271	$5,271	$0	$0
Prudential Insurance	December 2019	Purchase	Fixed Maturities	$85,261	$85,261	$0	$0
Prudential Insurance	December 2019	Sale	Fixed Maturities	$21,425	$20,628	$0	$797
Prudential International Insurance Service Company	March 2020	Purchase	Fixed Maturities	$107,014	$107,014	$0	$0
Prudential Insurance	March 2020	Purchase	Fixed Maturities	$258,885	$258,885	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of March 31, 2020 and December 31, 2019:

Affiliate	Date Issued	Amount of Notes - March 31, 2020	Amount of Notes - December 31, 2019	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$37,468	$37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Funding LLC	12/16/2019	0	1,298	2.02%	1/16/2020
Prudential Funding LLC	12/17/2019	0	1,478	2.02%	1/15/2020
Prudential Funding LLC	12/17/2019	0	502	2.02%	1/16/2020
Prudential Funding LLC	12/18/2019	0	4,638	2.02%	1/16/2020
Total Loans Payable to Affiliates		$653,596	$661,512

The total interest expense to the Company related to loans and other payables to affiliates was $28 million and $16 million for the three months ended March 31, 2020 and 2019, respectively.

Contributed Capital and Dividends

Through March of 2020 and December of 2019, the Company did not receive any capital contributions.

In March 2020, there was a $207 million return of capital to PAI. In March, June, September and December of 2019, there was a $245 million, $247 million, $245 million and $241 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2020 and December 31, 2019, the outstanding balances on these commitments were $85 million and $43 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an increase to the allowance for credit losses of $0.0 million for the three months ended March 31, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2020 and December 31, 2019, $192 million and $207 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three months ended March 31, 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

For a discussion of the Company's litigation and regulatory matters, see Note 15 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There are no material developments in previously reported matters disclosed as of December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2020, compared with December 31, 2019, and its results of operations for the three months ended March 31, 2020 and 2019. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements”, the "Risk Factors" section and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was established in 1969 and has been a provider of annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.

The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options subject to a limited market value adjustment or no market value adjustment and not registered with the SEC. The Company ceased offering these products in 2010. In 2018, the Company resumed offering annuity products to new investors (except in New York).

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to affiliates and reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to the Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. Additionally, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within the Company and Prudential Insurance, as applicable.

COVID-19

During the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•
Outlook. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term. In addition, we expect account values and fee income will be impacted by market volatility.

•
Results of Operations. For the three months ended March 31, 2020 we reported a net loss of $821 million, as unfavorable financial market conditions had a substantial negative effect on reported results. See “Results of Operations” for a discussion of first quarter results.

•
Liquidity. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources-Liquidity” for a discussion of our liquidity.

•
Capital Resources. Market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

•
Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•
Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•
CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (" the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. We are analyzing the CARES Act and its potential impact on the Company, and implementing operational changes necessary to accommodate the CARES Act.

Other governments and regulators, including the NAIC and state insurance regulators, have implemented, or are considering, a number of actions in response to the crisis, including delaying implementation of certain regulatory changes, temporarily waiving certain regulatory requirements and requiring or requesting insurers to waive premium payments and policy provisions and exclusions for certain periods of time.

The Company is not aware of any new or proposed government mandates that could materially impact the Company’s solvency or liquidity position.

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
• insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”)/value of business acquired (“VOBA”)/deferred sales inducements ("DSI") and market experience true-ups;
• customer account values, including their impact on fee income;
• fair value of, and possible impairments, on intangible assets;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see the "Risk Factors" section and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC, DSI and VOBA;

•	Policyholder liabilities;

•	Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than temporary impairments ("OTTI");

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2020, we assume an 8.0% long-term equity expected rate of return and a 9.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board ("FASB") on August 15, 2018 and is expected to have a significant impact on the Company's Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $9 billion from $59 billion at December 31, 2019 to $68 billion at March 31, 2020. Significant components were:

•
Total investments and Cash and cash equivalents increased $15 billion primarily driven by derivative collateral postings, cash flows from insurance operations and unrealized gains on investments due to declining interest rates, partially offset by a return of capital;

Partially offset by:

•	Separate account assets decreased $6 billion driven by unfavorable equity market performance and net outflows.

Total liabilities increased $9 billion from $53 billion at December 31, 2019 to $62 billion at March 31, 2020. Significant components were:

•	Future policy benefits increased $14 billion primarily driven by widening of credit spreads and declining interest rates, partially offset by widening of non-performance risk ("NPR") spreads;

Partially offset by:

•	Separate account liabilities decreased $6 billion, corresponding to the increase in Separate account assets described above.

Total equity remained relatively flat.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Losses from operations before income taxes increased $179 million from a loss of $879 million for the three months ended March 31, 2019 to a loss of $1,058 million for the three months ended March 31, 2020 primarily driven by an increase in reserves related to our variable annuity living benefit guarantees reflecting widening of credit spreads and declining interest rates, partially offset by an increase in the NPR adjustment due to widening of credit spreads in the current quarter. Also contributing to the larger loss, is an unfavorable impact from duration management swaps driven by larger declines in interest rates in the current quarter compared to the prior period quarter, and an increase in the amortization of DAC and other costs as well as guaranteed minimum death benefit reserve provisions due to unfavorable equity market performance and declining interest rates. These losses were partially offset by a favorable comparative impact from our capital hedge program. Impacts from our capital hedge program are excluded from the table below.

The following table illustrates the net impact to the Unaudited Interim Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(130)	$(83)
Change in portions of U.S. GAAP liability, before NPR(3)	(6,911)	306
Change in the NPR adjustment	5,958	(963)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(1,083)	(740)
Related benefit (charge) to amortization of DAC and other costs	(168)	151
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs.	$(1,251)	$(589)

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the ALM Strategy and the U.S. GAAP liability.

For the three months ended March 31, 2020, the loss of $1,251 million primarily reflected the impact of a $1,083 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target, primarily driven by widening of credit spreads, declining interest rates (with offsets in changes in the fair value of fixed income instruments that are recorded in OCI versus net income) and unfavorable equity market performance. This decrease was partially offset by an increase in the NPR adjustment driven by widening of credit spreads used in measuring our living benefit liabilities. Also contributing to the net charge was a charge related to the amortization of DAC and other costs of $168 million.

For the three months ended March 31, 2019, the loss of $589 million primarily reflected the impact of a $740 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was driven by a decrease in the NPR adjustment used in measuring our living benefit liabilities driven by tightening of credit spreads used in measuring our living benefit liabilities. This decrease was partially offset by a favorable impact related to the portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target, primarily driven by tightening of credit spreads and declining interest rates (with offsets in changes in the fair value of fixed income instruments that are recorded in OCI versus net income), partially offset by favorable equity market performance. The net charge was partially offset by a benefit related to the amortization of DAC and other costs of $151 million.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $606 million from a loss of $583 million for the three months ended March 31, 2019 to revenues of $23 million for the three months ended March 31, 2020 driven by an increase in realized investment gains (losses), net as a result of favorable comparative impacts from our capital hedge program and an increase in the NPR adjustment, partially offset by an increase in reserves related to our variable annuity living benefit guarantees and losses from our duration management swaps, as discussed above.

Benefits and expenses increased $785 million from $297 million for the three months ended March 31, 2019 to $1,082 million for the three months ended March 31, 2020 primarily driven by higher amortization of DAC and other costs as well as guaranteed minimum death benefit reserve provisions due to unfavorable equity market performance and declining interest rates.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Annuities’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposures of our fixed annuity products relate to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, including interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the policy that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products have a market value adjustment provision that provides protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) Asset Liability Management Strategy, and iii) Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance.

i. Product Design Features:

A portion of the variable annuity contracts that we offered include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

ii. Asset Liability Management Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using an ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, and over-the-counter ("OTC") equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the periods indicated:

	As of March 31, 2020	As of December 31, 2019
	(in millions)
U.S. GAAP liability (including NPR)	$25,303	$11,823
NPR adjustment	9,311	3,245
Subtotal	34,614	15,068
Adjustments including risk margins and valuation methodology differences	(10,939)	(4,111)
Economic liability managed through the ALM strategy	$23,675	$10,957
As of March 31, 2020, our fixed income instruments and derivative assets exceed our economic liability.

Capital Hedge Program

We employ a capital hedge program within the Company to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives are recognized in adjusted operating income over the expected duration of the capital hedge program.

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

During the first quarter of 2020 and continuing into the second quarter, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first quarter we took the following significant management actions to enhance our liquidity and capital position:

•	We executed additional capital hedges that protect a portion of the capital position against additional declines in the equity markets; and

•	We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

Liquidity. The Company continues to operate with significant liquid resources. Nevertheless, the impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of March 31, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available external sources of capital or seeking additional sources.

Liquidity and Capital Risk Management. Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.

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

The Company has returned capital to its parent, PAI for the periods indicated below.

Return of Capital
(in millions)
March 31, 2020	$207
December 31, 2019	$241
September 30, 2019	$245
June 30, 2019	$247
March 31, 2019	$245
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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and returns of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of March 31, 2020 and December 31, 2019, the Company had liquid assets of $32 billion and $17 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $16 billion and $3 billion as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, $15 billion, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See the “Risk Factors” section and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.

The COVID-19 pandemic has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and prospects.
During the first quarter of 2020 the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results and market values in our investment portfolio, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our business. The pandemic could exacerbate existing areas of concern, such as the pace of economic growth, equity market performance, and continued low interest rates, among others. Changes in consumer spending, business investment, and government debt and spending as a result of the crisis may negatively impact our business.
These risks may have manifested, and may continue to manifest, in our business in the following areas, among others:
Investment Risk. The COVID-19 pandemic and its impact on the global economy has increased the risk of loss on our investments due to default or deterioration in credit quality or value.
Insurance Risk. We expect COVID-19 to drive elevated levels of mortality in the near-term. The COVID-19 pandemic may ultimately result in a mortality calamity, which is the risk that short-term mortality rates deviate adversely from what is expected as a result of pandemics or other disasters. Elevated losses will reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, effectiveness of public health measures and availability of potential vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
The pandemic may also result in a change in policyholder behavior, such as policyholders choosing to defer or stop paying insurance premiums. It may also result in a lapse calamity, which is the risk that lapse rates over the short-term deviate adversely from what is expected. For example, surrenders of cash surrender value products by customers in need of liquidity can impact our liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.
Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality, policyholder behavior or morbidity assumptions we used to price our products.
Market Risk. Continued market disruptions and volatility may further negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies. The decline in interest rates, in particular, may result in lower investment income, higher reserve levels and other consequences.

Liquidity Risk. The impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
In particular, abrupt changes to interest rate, equity, and/or currency markets could lead to increased collateral requirements to counterparties, and cash demands due to severe mortality calamity, customer withdrawals or lapse events.
Operational Risk. One of the main impacts of the COVID-19 crisis has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included transitioning the vast majority of our employees to remote work arrangements. We have also made a number of operational changes to accommodate our customers.
In this environment, there is an elevated risk that weaknesses or failures in our business continuation plans could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Furthermore, weaknesses or failures within a vendor’s business continuation plan can materially disrupt our business operations. Our information systems and those of our vendors and service providers may be more vulnerable to cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems during a business continuation event.
Strategic Risk. The COVID-19 pandemic could ultimately generate an economic downturn; higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected. In addition, we expect near-term sales to be slowed by the impact of social distancing and financial hardship on our customers.
Finally, we cannot predict what actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

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

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ Susan M. Mann
Name	Susan M. Mann
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 14, 2020