Form 10-Q
period 2020-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2020-08-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2020, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
June 30, 2020 and December 31, 2019 (in thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2020: $14,517,513; 2019: $12,465,746; 2020-net of $982 allowance for credit losses)	$16,894,879	$13,202,365
Fixed maturities, trading, at fair value (amortized cost, 2020: $525,032; 2019: $349,428)	620,449	383,198
Equity securities, at fair value (cost, 2020: $66,470; 2019: $63,647)	72,065	67,503
Commercial mortgage and other loans (net of $6,879 and $2,663 allowance for credit losses at June 30, 2020 and December 31, 2019, respectively)(1)	1,644,320	1,471,522
Policy loans	12,257	12,366
Short-term investments	3,642,940	335,358
Other invested assets (includes $13,524 and $10,492 of assets measured at fair value at June 30, 2020 and December 31, 2019, respectively)	529,040	474,013
Total investments	23,415,950	15,946,325
Cash and cash equivalents	6,554,856	2,795,163
Deferred policy acquisition costs(1)	4,243,190	4,455,683
Accrued investment income	116,317	102,724
Reinsurance recoverables	860,518	621,510
Income taxes(1)	1,765,762	1,202,714
Value of business acquired	27,246	30,025
Deferred sales inducements	751,671	812,724
Receivables from parent and affiliates	89,092	62,765
Other assets	312,198	139,933
Separate account assets	29,379,668	32,665,431
TOTAL ASSETS	$67,516,468	$58,834,997
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$25,263,142	$12,932,461
Policyholders’ account balances	6,859,669	6,180,359
Payables to parent and affiliates	480,793	185,156
Short-term debt	353,849	242,094
Long-term debt	299,747	419,418
Reinsurance payables	210,579	235,318
Other liabilities(1)	893,740	447,405
Separate account liabilities	29,379,668	32,665,431
Total liabilities	63,741,187	53,307,642
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	4,762,936	5,142,936
Retained earnings / (accumulated deficit)	(2,625,087)	(46,693)
Accumulated other comprehensive income (loss)	1,634,932	428,612
Total equity	3,775,281	5,527,355
TOTAL LIABILITIES AND EQUITY	$67,516,468	$58,834,997
(1) June 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2020 and 2019 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Premiums	$15,013	$18,471	$31,592	$35,736
Policy charges and fee income	455,682	524,788	952,551	1,032,722
Net investment income	158,426	131,972	281,463	257,041
Asset administration fees and other income	105,849	115,205	250,982	224,593
Realized investment gains (losses), net	(3,375,764)	(894,215)	(4,133,455)	(2,236,434)
Total revenues	(2,640,794)	(103,779)	(2,616,867)	(686,342)
BENEFITS AND EXPENSES
Policyholders’ benefits	(37,768)	47,890	204,761	55,840
Interest credited to policyholders’ account balances	(33,254)	33,355	79,716	43,782
Amortization of deferred policy acquisition costs	(194,304)	40,132	235,214	30,041
Commission expense	191,055	221,090	409,129	451,282
General, administrative and other expenses	51,771	61,810	130,883	119,973
Total benefits and expenses	(22,500)	404,277	1,059,703	700,918
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,618,294)	(508,056)	(3,676,570)	(1,387,260)
Income tax expense (benefit)	(862,080)	(339,286)	(1,099,568)	(318,466)
NET INCOME (LOSS)	$(1,756,214)	$(168,770)	$(2,577,002)	$(1,068,794)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2	(116)	(481)	(16)
Net unrealized investment gains (losses)	247,379	423,402	1,527,467	707,830
Total	247,381	423,286	1,526,986	707,814
Less: Income tax expense (benefit) related to other comprehensive income (loss)	51,949	88,891	320,666	148,642
Other comprehensive income (loss), net of taxes	195,432	334,395	1,206,320	559,172
Comprehensive income (loss)	$(1,560,782)	$165,625	$(1,370,682)	$(509,622)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
Cumulative effect of adoption of accounting changes(1)			(1,392)		(1,392)
Return of capital		(207,000)			(207,000)
Comprehensive income (loss):
Net income (loss)			(820,788)		(820,788)
Other comprehensive income (loss), net of tax				1,010,888	1,010,888
Total comprehensive income (loss)					190,100
Balance, March 31, 2020	$2,500	$4,935,936	$(868,873)	$1,439,500	$5,509,063
Return of capital		(173,000)			(173,000)
Comprehensive income (loss):
Net income (loss)			(1,756,214)		(1,756,214)
Other comprehensive income (loss), net of tax				195,432	195,432
Total comprehensive income (loss)					(1,560,782)
Balance, June 30, 2020	$2,500	$4,762,936	$(2,625,087)	$1,634,932	$3,775,281

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(2)			(371)		(371)
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(900,024)		(900,024)
Other comprehensive income (loss), net of tax				224,777	224,777
Total comprehensive income (loss)					(675,247)
Balance, March 31, 2019	$2,500	$5,875,436	$42,610	$(99,596)	$5,820,950
Return of capital		(246,500)			(246,500)
Comprehensive income (loss):
Net income (loss)			(168,770)		(168,770)
Other comprehensive income (loss), net of tax				334,395	334,395
Total comprehensive income (loss)					165,625
Balance, June 30, 2019	$2,500	$5,628,936	$(126,160)	$234,799	$5,740,075

(1) Includes the impact from the adoption of ASU 2016-13. See Note 2.
(2) Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,577,002)	$(1,068,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	59	(618)
Realized investment (gains) losses, net	4,133,455	2,236,434
Depreciation and amortization	(327)	(69)
Interest credited to policyholders’ account balances	79,716	43,782
Change in:
Future policy benefits	709,681	518,143
Accrued investment income	(13,593)	(7,254)
Net receivables from/payables to parent and affiliates	(12,182)	(5,904)
Deferred sales inducements	(847)	(447)
Deferred policy acquisition costs	79,404	(180,893)
Income taxes	(883,346)	(238,375)
Reinsurance recoverables, net	(27,746)	(3,031)
Derivatives, net	8,242,322	777,708
Other, net	(12,169)	13,117
Cash flows from (used in) operating activities	9,717,425	2,083,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	464,413	404,235
Fixed maturities, trading	70,843	73
Equity securities	14,369	2,534
Commercial mortgage and other loans	21,007	117,869
Policy loans	529	1,069
Other invested assets	13,743	20,825
Short-term investments	2,829,379	384,990
Payments for the purchase/origination of:
Fixed maturities, available for sale	(2,399,294)	(2,481,050)
Fixed maturities, trading	(243,881)	(54,862)
Equity securities	(15,863)	(26,246)
Commercial mortgage and other loans	(207,350)	(83,787)
Policy loans	(73)	(168)
Other invested assets	(72,413)	(74,670)
Short-term investments	(6,134,853)	(353,614)
Notes receivable from parent and affiliates, net	0	34,008
Derivatives, net	(626,097)	(31,536)
Other, net	0	0
Cash flows from (used in) investing activities	(6,285,541)	(2,140,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	2,768,113	1,981,101
Ceded policyholders' account deposits	(30,493)	(11,204)
Policyholders' account withdrawals	(2,155,125)	(1,670,995)
Ceded policyholders' account withdrawals	22,107	23,598
Cash collateral for loaned securities	0	(384)
Repayments of debt (maturities longer than 90 days)	0	(274,569)
Net increase/(decrease) in short-term borrowing	(7,916)	0
Drafts outstanding	137,072	(4,650)
Distribution to Parent	(380,000)	(491,500)
Other, net	(25,949)	0
Cash flows from (used in) financing activities	327,809	(448,603)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,759,693	(505,134)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,795,163	4,503,534
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,554,856	$3,998,400

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2020 and 2019.

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

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. In addition, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within the Company and Prudential Insurance, as applicable.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the OTTI guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(3) Changes to Accounting Policies

This section has been updated to include the following changes in our accounting policies resulting from the adoption of ASU 2016-13.

Fixed maturities, available-for-sale

Fixed maturities, available-for-sale (“AFS debt securities”) are reported at fair value in the Statements of Financial Position. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions relating to the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairments recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired or purchased with credit deterioration. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses. Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

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

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

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

Commercial mortgage and other loans

Commercial mortgage and other loans are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. Additionally, certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance.

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

Other ASUs adopted during the six months ended June 30, 2020.

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

ASU issued but not yet adopted as of June 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, the FASB voted in June 2020 to tentatively defer for an additional one year the current effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. Subsequently in July 2020, the FASB issued a proposed ASU with a comment deadline of August 24, 2020 to obtain additional feedback on the tentative decisions, which are expected to be finalized during the third quarter of 2020. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would also apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,209,338	$1,959,308	$10,467	$0	$9,158,179
Obligations of U.S. states and their political subdivisions	244,211	15,004	5	0	259,210
Foreign government bonds	161,316	19,384	25	0	180,675
U.S. public corporate securities	2,552,065	246,280	7,499	0	2,790,846
U.S. private corporate securities	1,458,519	87,180	8,102	0	1,537,597
Foreign public corporate securities	317,646	20,654	7,671	0	330,629
Foreign private corporate securities	1,231,622	35,456	27,817	982	1,238,279
Asset-backed securities(1)	621,254	6,735	8,846	0	619,143
Commercial mortgage-backed securities	647,722	52,733	20	0	700,435
Residential mortgage-backed securities(2)	73,820	6,069	3	0	79,886
Total fixed maturities, available-for-sale	$14,517,513	$2,448,803	$70,455	$982	$16,894,879

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667,347	$491,943	$39,466	$7,119,824	$0
Obligations of U.S. states and their political subdivisions	252,304	7,814	436	259,682	0
Foreign government bonds	203,386	19,518	20	222,884	0
U.S. public corporate securities	1,615,060	126,947	1,331	1,740,676	0
U.S. private corporate securities	1,159,962	50,720	3,343	1,207,339	0
Foreign public corporate securities	321,111	16,989	113	337,987	0
Foreign private corporate securities	1,171,411	50,069	7,995	1,213,485	0
Asset-backed securities(1)	443,767	3,405	2,734	444,438	(20)
Commercial mortgage-backed securities	557,584	20,941	236	578,289	0
Residential mortgage-backed securities(2)	73,814	3,960	13	77,761	0
Total fixed maturities, available-for-sale	$12,465,746	$792,306	$55,687	$13,202,365	$(20)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	June 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$539,420	$10,467	$0	$0	$539,420	$10,467
Obligations of U.S. states and their political subdivisions	3,084	5	0	0	3,084	5
Foreign government bonds	368	14	81	11	449	25
U.S. public corporate securities	220,713	6,981	2,332	518	223,045	7,499
U.S. private corporate securities	124,703	6,429	19,376	1,673	144,079	8,102
Foreign public corporate securities	63,792	7,671	0	0	63,792	7,671
Foreign private corporate securities	412,032	15,832	118,199	11,980	530,231	27,812
Asset-backed securities	170,685	3,099	216,998	5,747	387,683	8,846
Commercial mortgage-backed securities	3,476	20	0	0	3,476	20
Residential mortgage-backed securities	0	0	84	3	84	3
Total fixed maturities, available-for-sale	$1,538,273	$50,518	$357,070	$19,932	$1,895,343	$70,450

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

As of June 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $43.8 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $26.6 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2020, the $19.9 million of gross unrealized losses of twelve months or more were concentrated in the asset-backed securities and in the Company’s corporate securities within the consumer non-cyclical, utility and finance sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$234,713	$237,640
Due after one year through five years	1,202,685	1,243,281
Due after five years through ten years	2,187,012	2,301,245
Due after ten years	9,550,307	11,713,249
Asset-backed securities	621,254	619,143
Commercial mortgage-backed securities	647,722	700,435
Residential mortgage-backed securities	73,820	79,886
Total fixed maturities, available-for-sale	$14,517,513	$16,894,879

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$136,699	$21,640	$332,677	$153,409
Proceeds from maturities/prepayments	53,821	109,974	131,901	254,417
Gross investment gains from sales and maturities	10,774	(983)	18,255	967
Gross investment losses from sales and maturities	(1,310)	(1,985)	(1,490)	(2,641)
OTTI recognized in earnings(2)	N/A	0	N/A	(2,025)
Write-downs recognized in earnings(3)	0	N/A	(693)	N/A
(Addition to) release of allowance for credit losses(4)	(796)	N/A	(982)	N/A

(1)	Includes $0.2 million and $3.6 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2020 and 2019, respectively.

(2)
For the three and six months ended June 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three and six months ended June 30, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

(4)	Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,168	0	0	0	1,168
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Addition (reductions) on securities with previous allowance	0	0	(184)	0	0	0	(184)
Balance, end of period	$0	$0	$982	$0	$0	$0	$982

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of June 30, 2020, the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of June 30, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $3.3 million and $0.6 million during the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $1.5 million during the six months ended June 30, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$367,359	22.3%	$272,150	18.5%
Hospitality	16,705	1.0	16,819	1.1
Industrial	498,323	30.3	464,528	31.5
Office	359,595	21.8	372,823	25.3
Other	182,189	11.1	156,768	10.6
Retail	130,606	7.9	131,051	8.9
Total commercial mortgage loans	1,554,777	94.4	1,414,139	95.9
Agricultural property loans	92,514	5.6	60,046	4.1
Total commercial mortgage and agricultural property loans by property type	1,647,291	100.0%	1,474,185	100.0%
Allowance for credit losses	(6,879)		(2,663)
Total net commercial mortgage and agricultural property loans by property type	1,640,412		1,471,522
Other loans:
Other collateralized loans	3,908		0
Allowance for credit losses	0		0
Total net other loans	3,908		0
Total commercial mortgage and other loans	$1,644,320		$1,471,522

As of June 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (24%), Texas (12%) and New York (11%)) and included loans secured by properties in Europe (15%) and Australia (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance at December 31, 2018	$2,861	$35	$0	$2,896
Addition to (release of) allowance for credit losses	(239)	6	0	(233)
Balance at December 31, 2019	2,622	41	0	2,663
Cumulative effect of adoption of ASU 2016-13	3,118	39	0	3,157
Addition to (release of) allowance for expected losses	961	98	0	1,059
Balance at June 30, 2020	$6,701	$178	$0	$6,879

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

As of June 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	June 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$0	$115,190	$26,510	$82,913	$162,983	$247,331	$0	$634,927
60%-69.99%	125,732	165,219	32,186	121,512	93,427	104,153	0	642,229
70%-79.99%	47,417	68,579	47,798	76,558	28,378	7,906	0	276,636
80% or greater	0	0	0	0	0	985	0	985
Subtotal	173,149	348,988	106,494	280,983	284,788	360,375	0	1,554,777
Agricultural property loans
0%-59.99%	34,465	13,798	1,261	8,553	1,180	33,257	0	92,514
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	34,465	13,798	1,261	8,553	1,180	33,257	0	92,514
Total commercial mortgage and agricultural property loans
0%-59.99%	34,465	128,988	27,771	91,466	164,163	280,588	0	727,441
60%-69.99%	125,732	165,219	32,186	121,512	93,427	104,153	0	642,229
70%-79.99%	47,417	68,579	47,798	76,558	28,378	7,906	0	276,636
80% or greater	0	0	0	0	0	985	0	985
Total commercial mortgage and agricultural property loans	$207,614	$362,786	$107,755	$289,536	$285,968	$393,632	$0	$1,647,291

	June 30, 2020		December 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Commercial Mortgage Loans	Agricultural Property Loans
	(in thousands)
Debt Service Coverage Ratio:
Greater or equal to 1.2x	$1,501,432	$88,916	$1,361,868	$56,437
1.0 - 1.2x	50,597	0	52,271	0
Less than 1.0x	2,748	3,598	0	3,609
Total	$1,554,777	$92,514	$1,414,139	$60,046

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,553,547	$0	$1,230	$0	$1,554,777	$0
Agricultural property loans	88,237	0	0	4,277	92,514	4,277
Other collateralized loans	3,908	0	0	0	3,908	0
Total	$1,645,692	$0	$1,230	$4,277	$1,651,199	$4,277

(1)	As of June 30, 2020, there were no loans in this category accruing interest.

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

There were $4.3 million of loans on non-accrual status, all of which did not have a related allowance for credit losses as of June 30, 2020, and did not recognize interest income for both the three and six months ended June 30, 2020.

For both the three and six months ended June 30, 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For the three and six months ended June 30, 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $0 million and $101 million, respectively, of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of June 30, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$22,283	$23,414
Hedge funds	313,198	273,615
Real estate-related	180,034	166,492
Subtotal equity method	515,515	463,521
Fair value:
Private equity	4,116	4,115
Hedge funds	174	194
Real estate-related	6,362	6,181
Subtotal fair value	10,652	10,490
Total LPs/LLCs	526,167	474,011
Derivative instruments	2,873	2
Total other invested assets	$529,040	$474,013

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

June 30, 2020
(in thousands)

Fixed maturities	$108,200
Equity securities	1
Commercial mortgage and other loans	4,585
Policy loans	10
Short-term investments and cash equivalents	3,262
Other(1)	259
Total accrued investment income	$116,317

(1)	Primarily includes affiliated accrued income.

There were no write-downs on accrued investment income for both the three and six months ended June 30, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$109,465	$96,829	$210,199	$189,040
Fixed maturities, trading	2,921	2,553	5,502	4,918
Equity securities	64	73	131	146
Commercial mortgage and other loans	15,437	13,168	28,619	24,900
Policy loans	229	218	356	277
Other invested assets	18,579	7,765	5,866	16,607
Short-term investments and cash equivalents	18,516	16,766	43,968	30,506
Gross investment income	165,211	137,372	294,641	266,394
Less: investment expenses	(6,785)	(5,400)	(13,178)	(9,353)
Net investment income	$158,426	$131,972	$281,463	$257,041

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities(1)	$8,668	$(2,968)	$15,090	$(3,699)
Commercial mortgage and other loans	(1,394)	(461)	(1,736)	(1,242)
Derivatives	(3,386,059)	(890,952)	(4,150,599)	(2,231,880)
Other invested assets	970	0	1,470	0
Short-term investments and cash equivalents	2,051	166	2,320	387
Realized investment gains (losses), net	$(3,375,764)	$(894,215)	$(4,133,455)	$(2,236,434)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$14,309
Fixed maturity securities, available-for-sale — all other(1)	N/A	722,310
Fixed maturity securities, available-for-sale with an allowance	(47)	N/A
Fixed maturity securities, available-for-sale without an allowance	2,378,395	N/A
Derivatives designated as cash flow hedges(2)	68,175	(287)
Affiliated notes	3,813	598
Net unrealized gains (losses) on investments	$2,450,336	$736,930

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other”.

(2)	For more information on cash flow hedges, see Note 4.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2020 and December 31, 2019, the Company had no repurchase agreements and securities lending transactions.

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•	Interest rate contracts: futures, swaps, forwards, options, caps and floors

•	Equity contracts: futures, options and total return swaps

•	Foreign exchange contracts: futures, options, forwards and swaps

•	Credit contracts: single and index reference credit default swaps

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

	June 30, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,264,012	$106,587	$(1,326)	$1,172,899	$39,019	$(26,511)
Total Derivatives Designated as Hedge Accounting Instruments	$1,264,012	$106,587	$(1,326)	$1,172,899	$39,019	$(26,511)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$5,489,400	$2,606	$(7,609)	$3,857,700	$638	$(5,872)
Interest Rate Swaps	103,962,850	16,394,336	(6,850,128)	88,557,425	6,598,625	(1,997,944)
Interest Rate Options	10,648,000	1,622,018	(191,759)	12,583,000	283,386	(172,085)
Interest Rate Forwards	496,300	9,051	0	959,772	24,487	(4,185)
Foreign Currency
Foreign Currency Forwards	18,874	48	(46)	16,683	0	(394)
Currency/Interest Rate
Foreign Currency Swaps	187,151	27,400	0	234,767	11,482	(663)
Credit
Credit Default Swaps	239,173	182	(2,311)	0	0	0
Equity
Equity Futures	7,018,091	1,197	(83,449)	1,191,237	0	(2,638)
Total Return Swaps	24,138,579	277,250	(971,604)	16,314,165	36,692	(573,957)
Equity Options	33,717,741	514,582	(363,740)	12,866,043	329,722	(422,700)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$185,916,159	$18,848,670	$(8,470,646)	$136,580,792	$7,285,032	$(3,180,438)
Total Derivatives(1)(2)	$187,180,171	$18,955,257	$(8,471,972)	$137,753,691	$7,324,051	$(3,206,949)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $23,999 million and $11,823 million as of June 30, 2020 and December 31, 2019, respectively included in “Future policy benefits” and $226 million and $197 million as of June 30, 2020 and December 31, 2019, respectively included in “Policyholders’ account balances". Other assets included $27 million and $8 million as of June 30, 2020 and December 31, 2019, respectively. Other liabilities included $11 million and $0 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $593 million and $350 million as of June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$18,955,257	$(18,952,384)	$2,873	$(2,873)	$0
Securities purchased under agreements to resell	1,016,505	0	1,016,505	(1,016,505)	0
Total Assets	$19,971,762	$(18,952,384)	$1,019,378	$(1,019,378)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$8,471,972	$(7,947,699)	$524,273	$0	$524,273
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$8,471,972	$(7,947,699)	$524,273	$0	$524,273

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$7,324,051	$(7,324,049)	$2	$0	$2
Securities purchased under agreements to resell	302,000	0	302,000	(302,000)	0
Total Assets	$7,626,051	$(7,324,049)	$302,002	$(302,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Cash Flow Hedges

The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, or equity derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$2,712	$4,668	$(9,648)	$(34,394)
Total cash flow hedges	2,712	4,668	(9,648)	(34,394)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(79,874)	0	0	0
Currency	57	0	0	0
Currency/Interest Rate	(11,767)	0	(2)	0
Credit	1,629	0	0	0
Equity	(4,830,379)	0	0	0
Embedded Derivatives	1,531,563	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,388,771)	0	(2)	0
Total	$(3,386,059)	$4,668	$(9,650)	$(34,394)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$4,567	$8,928	$7,295	$68,462
Total cash flow hedges	4,567	8,928	7,295	68,462
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	6,970,027	0	0	0
Currency	1,087	0	0	0
Currency/Interest Rate	30,082	0	69	0
Credit	(5,528)	0	0	0
Equity	184,909	0	0	0
Embedded Derivatives	(11,335,743)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(4,155,166)	0	69	0
Total	$(4,150,599)	$8,928	$7,364	$68,462

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(399)	$2,977	$1,956	$1,882
Total cash flow hedges	(399)	2,977	1,956	1,882
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,764,300	0	0	0
Currency	435	0	0	0
Currency/Interest Rate	6,784	0	17	0
Credit	1,579	0	0	0
Equity	(583,113)	0	0	0
Embedded Derivatives	(2,080,538)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(890,553)	0	17	0
Total	$(890,952)	$2,977	$1,973	$1,882

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(720)	$5,710	$398	$3,505
Total cash flow hedges	(720)	5,710	398	3,505
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,756,745	0	0	0
Currency	248	0	0	0
Currency/Interest Rate	8,616	0	20	0
Credit	1,577	0	0	0
Equity	(2,233,223)	0	0	0
Embedded Derivatives	(2,765,123)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(2,231,160)	0	20	0
Total	$(2,231,880)	$5,710	$418	$3,505

(1)	Net change in AOCI.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$(287)
Amount recorded in AOCI
Currency/Interest Rate	89,252
Total amount recorded in AOCI	89,252
Amount reclassified from AOCI to income
Currency/Interest Rate	(20,790)
Total amount reclassified from AOCI to income	(20,790)
Balance, June 30, 2020	$68,175

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2020 values, it is estimated that a pre-tax gain of $18 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2021.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references had outstanding notional amounts of $233 million and $0 million as of June 30, 2020 and December 31, 2019, respectively. These credit derivatives are reported at fair value as a liability of $2 million and $0 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the notional amount of these credit derivatives had the following NAIC rating: $233 million in NAIC 4.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $6 million and $0 million reported as of June 30, 2020 and December 31, 2019, respectively with a fair value of $0 million for both periods.

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

	As of June 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$9,145,963	$12,216	$0	$9,158,179
Obligations of U.S. states and their political subdivisions	0	259,210	0	0	259,210
Foreign government bonds	0	180,675	0	0	180,675
U.S. corporate public securities	0	2,782,763	8,083	0	2,790,846
U.S. corporate private securities	0	1,478,651	58,946	0	1,537,597
Foreign corporate public securities	0	330,445	184	0	330,629
Foreign corporate private securities	0	1,182,103	56,176	0	1,238,279
Asset-backed securities(2)	0	601,015	18,128	0	619,143
Commercial mortgage-backed securities	0	700,435	0	0	700,435
Residential mortgage-backed securities	0	79,886	0	0	79,886
Subtotal	0	16,741,146	153,733	0	16,894,879
Fixed maturities, trading	0	616,148	4,301	0	620,449
Equity securities	4,561	52,262	5,242	0	62,065
Short-term investments	1,484,744	1,333,257	0	0	2,818,001
Cash equivalents	2,691,682	1,853,288	0	0	4,544,970
Other invested assets(3)	3,803	18,951,454	0	(18,952,384)	2,873
Other assets	0	0	27,136	0	27,136
Reinsurance recoverables	0	53,405	539,123	0	592,528
Receivables from parent and affiliates	0	55,789	0	0	55,789
Subtotal excluding separate account assets	4,184,790	39,656,749	729,535	(18,952,384)	25,618,690
Separate account assets(4)	0	29,379,668	0	0	29,379,668
Total assets	$4,184,790	$69,036,417	$729,535	$(18,952,384)	$54,998,358
Future policy benefits(5)	$0	$0	$23,998,671	$0	$23,998,671
Policyholders' account balances	0	0	226,072	0	226,072
Payables to parent and affiliates	0	8,380,915	0	(7,945,093)	435,822
Other liabilities	91,057	11,088	0	(2,606)	99,539
Total liabilities	$91,057	$8,392,003	$24,224,743	$(7,947,699)	$24,760,104

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$7,109,277	$10,547	$0	$7,119,824
Obligations of U.S. states and their political subdivisions	0	259,682	0	0	259,682
Foreign government bonds	0	222,884	0	0	222,884
U.S. corporate public securities	0	1,732,632	8,044	0	1,740,676
U.S. corporate private securities	0	1,155,464	51,875	0	1,207,339
Foreign corporate public securities	0	337,800	187	0	337,987
Foreign corporate private securities	0	1,169,324	44,161	0	1,213,485
Asset-backed securities(2)	0	425,613	18,825	0	444,438
Commercial mortgage-backed securities	0	578,289	0	0	578,289
Residential mortgage-backed securities	0	77,761	0	0	77,761
Subtotal	0	13,068,726	133,639	0	13,202,365
Fixed maturities, trading	0	378,734	4,464	0	383,198
Equity securities	5,314	46,942	5,247	0	57,503
Short-term investments	0	260,354	0	0	260,354
Cash equivalents	150,631	1,654,974	0	0	1,805,605
Other invested assets(3)	639	7,323,412	0	(7,324,049)	2
Other assets	0	0	8,059	0	8,059
Reinsurance recoverables	0	47,006	302,814	0	349,820
Receivables from parent and affiliates	0	2,573	0	0	2,573
Subtotal excluding separate account assets	156,584	22,782,721	454,223	(7,324,049)	16,069,479
Separate account assets(4)	0	32,665,431	0	0	32,665,431
Total assets	$156,584	$55,448,152	$454,223	$(7,324,049)	$48,734,910
Future policy benefits(5)	$0	$0	$11,822,998	$0	$11,822,998
Policyholders' account balances	0	0	196,892	0	196,892
Payables to parent and affiliates	0	3,198,440	0	(3,052,493)	145,947
Other liabilities	8,509	260	0	(639)	8,130
Total liabilities	$8,509	$3,198,700	$12,019,890	$(3,053,132)	$12,173,967

(1)	“Netting” amounts represent cash collateral of $11,005 million and $4,271 million as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2020 and December 31, 2019, the fair values of such investments were $10.7 million and $10.5 million, respectively.

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

(5)
As of June 30, 2020, the net embedded derivative liability position of $23,999 million includes $223 million of embedded derivatives in an asset position and $24,222 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $11,823 million includes $583 million of embedded derivatives in an asset position and $12,406 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$35,072	Discounted cash flow	Discount rate	1.44%	25%	6.15%	Decrease
Reinsurance recoverables	$539,123	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$23,998,671	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.17%	1.69%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	29%		Increase
Policyholders' account balances(5)	$226,072	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.17%	1.69%		Decrease
			Equity volatility curve	6%	38%		Increase

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$17,149	Discounted cash flow	Discount rate	4.79%		20%		8.66%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
Reinsurance recoverables	$302,814	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$11,822,998	Discounted cash flow	Lapse rate(6)	1%		18%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Utilization rate(8)	43%		97%				Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%		15%				Decrease
			Equity volatility curve	13%		23%				Increase
Policyholders' account balances(5)	$196,892	Discounted cash flow	Lapse rate(6)	1%		42%				Decrease
			Spread over LIBOR(7)	0.10%		1.23%				Decrease
			Equity volatility curve	6%		25%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of June 30, 2020 and December 31, 2019, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$11,458	$0	$758	$0	$0	$0	$0	$0	$0	$12,216	$0
Corporate Securities(4)	111,606	8,603	3,896	(7,810)	0	(3,445)	0	10,783	(244)	123,389	7,738
Structured Securities(5)	24,227	157	0	0	0	(620)	0	0	(5,636)	18,128	155
Other assets:
Fixed maturities, trading	3,593	708	0	0	0	0	0	0	0	4,301	713
Equity securities	4,986	256	0	0	0	0	0	0	0	5,242	256
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Other assets	12,242	4,558	10,338	0	0	(2)	0	0	0	27,136	4,556
Reinsurance recoverables	565,090	(30,207)	4,240	0	0	0	0	0	0	539,123	(26,137)
Liabilities:
Future policy benefits	(25,302,654)	1,588,409	0	0	(284,426)	0	0	0	0	(23,998,671)	1,421,382
Policyholders' account balances(6)	(158,920)	(39,095)	0	0	(28,057)	0	0	0	0	(226,072)	(34,321)

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(57)	$0	$8,799	$18	$(982)	$0	$8,875
Other assets:
Fixed maturities, trading	0	713	0	(5)	0	713	0
Equity securities	0	256	0	0	0	256	0
Other invested assets	0	0	0	0	0	0	0
Other assets	4,558	0	0	0	4,556	0	0
Reinsurance recoverables	(30,207)	0	0	0	(26,137)	0	0
Liabilities:
Future policy benefits	1,588,409	0	0	0	1,421,382	0	0
Policyholders' account balances	(39,095)	0	0	0	(34,321)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$10,547	$0	$1,669	$0	$0	$0	$0	$0	$0	$12,216	$0
Corporate Securities(4)	104,267	(6,164)	15,173	(8,965)	0	(5,810)	0	25,132	(244)	123,389	(8,042)
Structured Securities(5)	18,825	(131)	6,145	0	0	(1,075)	0	0	(5,636)	18,128	(131)
Other assets:
Fixed maturities, trading	4,464	(163)	0	0	0	0	0	0	0	4,301	(153)
Equity securities	5,247	(5)	0	0	0	0	0	0	0	5,242	(5)
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Other assets	8,059	945	18,134	0	0	(2)	0	0	0	27,136	944
Reinsurance recoverables	302,814	227,746	8,563	0	0	0	0	0	0	539,123	232,325
Liabilities:
Future policy benefits	(11,822,998)	(11,609,063)	0	0	(566,610)	0	0	0	0	(23,998,671)	(11,807,482)
Policyholders' account balances(6)	(196,892)	21,334	0	0	(50,514)	0	0	0	0	(226,072)	10,084

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(167)	$0	$(6,125)	$(3)	$(982)	$0	$(7,191)
Other assets:
Fixed maturities, trading	0	(153)	0	(10)	0	(153)	0
Equity securities	0	(5)	0	0	0	(5)	0
Other invested assets	0	0	0	0	0	0	0
Other assets	945	0	0	0	944	0	0
Reinsurance recoverables	227,746	0	0	0	232,325	0	0
Liabilities:
Future policy benefits	(11,609,063)	0	0	0	(11,807,482)	0	0
Policyholders' account balances	21,334	0	0	0	10,084	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,779	$0	$601	$0	$0	$0	$0	$0	$0	$9,380	$0
Corporate Securities(4)	84,800	13	4,087	0	0	(16,626)	0	815	(2,018)	71,071	0
Structured Securities(5)	50,258	384	0	0	0	(339)	0	0	(30,578)	19,725	0
Other assets:
Fixed maturities, trading	0	(977)	0	0	0	0	0	5,021	0	4,044	(972)
Equity securities	5,616	481	0	(734)	0	0	0	0	0	5,363	480
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	283,991	51,236	4,518	0	0	0	(1)	0	0	339,744	53,335
Liabilities:
Future policy benefits	(9,316,905)	(2,157,110)	0	0	(264,465)	0	0	0	0	(11,738,480)	(2,240,816)
Policyholders' account balances(6)	(80,579)	(5,095)	0	0	(35,428)	0	0	0	0	(121,102)	(3,299)

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(1,175)	$0	$1,473	$99	$0	$0
Other assets:
Fixed maturities, trading	0	(972)	0	(5)	0	(972)
Equity securities	0	481	0	0	0	480
Other invested assets	0	0	0	0	0	0
Other assets	0	0	0	0	0	0
Reinsurance recoverables	51,236	0	0	0	53,335	0
Liabilities:
Future policy benefits	(2,157,110)	0	0	0	(2,240,816)	0
Policyholders' account balances	(5,095)	0	0	0	(3,299)	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$1,248	$0	$0	$0	$0	$0	$0	$9,380	$0
Corporate Securities(4)	85,452	623	7,313	0	0	(22,089)	0	1,790	(2,018)	71,071	(1,996)
Structured Securities(5)	9,336	529	44,273	0	0	(4,386)	0	551	(30,578)	19,725	(2)
Other assets:
Fixed maturities, trading	0	(977)	0	0	0	0	0	5,021	0	4,044	(972)
Equity securities	5,705	587	0	(929)	0	0	0	0	0	5,363	598
Other invested assets	0	0	0	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	239,911	68,861	9,077	0	0	0	21,895	0	0	339,744	72,829
Liabilities:
Future policy benefits	(8,332,474)	(2,884,200)	0	0	(521,806)	0	0	0	0	(11,738,480)	(3,025,994)
Policyholders' account balances(6)	(42,350)	(13,078)	0	0	(65,674)	0	0	0	0	(121,102)	(11,282)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(1,900)	$0	$2,914	$138	$(1,998)	$0
Other assets:
Fixed maturities, trading	0	(972)	0	(5)	0	(972)
Equity securities	0	587	0	0	0	598
Other invested assets	0	0	0	0	0	0
Other assets	0	0	0	0	0	0
Reinsurance recoverables	68,861	0	0	0	72,829	0
Liabilities:
Future policy benefits	(2,884,200)	0	0	0	(3,025,994)	0
Policyholders' account balances	(13,078)	0	0	0	(11,282)	0

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

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

	June 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,697,362	$1,697,362	$1,644,320
Policy loans	0	0	12,257	12,257	12,257
Short-term investments	824,939	0	0	824,939	824,939
Cash and cash equivalents	993,381	1,016,505	0	2,009,886	2,009,886
Accrued investment income	0	116,317	0	116,317	116,317
Reinsurance recoverables	0	0	53,392	53,392	52,596
Receivables from parent and affiliates	0	33,303	0	33,303	33,303
Other assets	0	5,173	226,165	231,338	231,338
Total assets	$1,818,320	$1,171,298	$1,989,176	$4,978,794	$4,924,956
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,891,373	$1,891,373	$1,871,759
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	359,900	0	359,900	353,849
Long-term debt	0	335,225	0	335,225	299,747
Reinsurance payables	0	0	46,079	46,079	46,079
Payables to parent and affiliates	0	44,971	0	44,971	44,971
Other liabilities	0	588,257	0	588,257	588,257
Separate account liabilities - investment contracts	0	38	0	38	38
Total liabilities	$0	$1,328,391	$1,937,452	$3,265,843	$3,204,700

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,512,283	$1,512,283	$1,471,522
Policy loans	0	0	12,366	12,366	12,366
Short-term investments	75,004	0	0	75,004	75,004
Cash and cash equivalents	687,558	302,000	0	989,558	989,558
Accrued investment income	0	102,724	0	102,724	102,724
Reinsurance recoverables	0	0	56,171	56,171	55,796
Receivables from parent and affiliates	0	10,192	50,587	60,779	60,192
Other assets	0	1,893	63,106	64,999	64,999
Total assets	$762,562	$416,809	$1,694,513	$2,873,884	$2,832,161
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,445,486	$1,445,486	$1,438,742
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	245,617	0	245,617	242,094
Long-term debt	0	446,105	0	446,105	419,418
Reinsurance payables	0	0	50,035	50,035	50,035
Payables to parent and affiliates	0	39,209	0	39,209	39,209
Other liabilities	0	205,988	0	205,988	205,988
Separate account liabilities - investment contracts	0	54	0	54	54
Total liabilities	$0	$936,973	$1,495,521	$2,432,494	$2,395,540

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$860,518	$621,510
Deferred policy acquisition costs	3,530,644	3,725,719
Deferred sales inducements	397,925	437,594
Value of business acquired	(2,135)	(2,275)
Other assets(2)	52,143	65,819
Policyholders’ account balances	3,322,132	3,253,474
Future policy benefits	17,724,091	8,328,777
Reinsurance payables(3)	210,579	235,318
Other liabilities(4)	489,594	337,909

(1)	Includes $0.5 million and $0.2 million of unaffiliated activity as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $(13.3) million and $(3.9) million of unaffiliated activity as of June 30, 2020 and December 31, 2019, respectively.

(3)	Includes $0.1 million of unaffiliated activity at both June 30, 2020 and December 31, 2019.

(4)	Includes $214.3 million and $60.4 million of unaffiliated activity as of June 30, 2020 and December 31, 2019, respectively.

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2020	December 31, 2019
	(in thousands)
Prudential Insurance	$634,470	$387,355
Pruco Life	225,566	233,933
Unaffiliated	482	222
Total reinsurance recoverables	$860,518	$621,510

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Premiums:
Direct	$7,717	$8,381	$14,215	$16,435
Assumed	8,003	10,398	18,430	19,493
Ceded	(707)	(308)	(1,053)	(192)
Net premiums	15,013	18,471	31,592	35,736
Policy charges and fee income:
Direct	95,670	122,420	201,924	244,031
Assumed	367,194	411,058	765,855	806,146
Ceded(1)	(7,182)	(8,690)	(15,228)	(17,455)
Net policy charges and fee income	455,682	524,788	952,551	1,032,722
Asset administration fees and other income:
Direct	35,964	41,226	105,837	79,971
Assumed	71,725	76,079	148,964	148,774
Ceded	(1,840)	(2,100)	(3,819)	(4,152)
Net asset administration fees and other income	105,849	115,205	250,982	224,593
Realized investment gains (losses), net:
Direct	(4,643,352)	593,738	4,399,638	(240,470)
Assumed	1,305,763	(1,530,524)	(8,754,691)	(2,046,233)
Ceded	(38,175)	42,571	221,598	50,269
Realized investment gains (losses), net	(3,375,764)	(894,215)	(4,133,455)	(2,236,434)
Policyholders' benefits (including change in reserves):
Direct	467	17,616	59,633	24,719
Assumed	(38,289)	31,619	150,235	33,976
Ceded(2)	54	(1,345)	(5,107)	(2,855)
Net policyholders' benefits (including change in reserves)	(37,768)	47,890	204,761	55,840
Interest credited to policyholders’ account balances:
Direct	(12,284)	15,335	33,555	21,345
Assumed	(22,561)	19,283	45,854	24,094
Ceded	1,591	(1,263)	307	(1,657)
Net interest credited to policyholders’ account balances	(33,254)	33,355	79,716	43,782
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	38,342	240,225	583,806	439,480

(1)
Includes $(0.4) million and $(1.0) million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively, and $(0.7) million and $(1.0) million for the six months ended June 30, 2020 and 2019, respectively.

(2)
Includes $(0.5) million and $(0.1) million of unaffiliated activity for the three months ended June 30, 2020 and 2019, respectively, and $(0.4) million and $(0.1) million for the six months ended June 30, 2020 and 2019, respectively.

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

The Company's income tax provision amounted to an income tax benefit of $(1,100) million, or 29.91% of income (loss) from operations before income taxes in the first six months of 2020, compared to $(318) million, or 22.96%, in the first six months of 2019. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected effective tax rate an income tax benefit of $305 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. This amount is an estimate and will change if the amount of, and sources of, 2020 net taxable income are different from forecast.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2020 and 2019 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(934)	$429,546	$428,612
Change in OCI before reclassifications	(481)	1,563,347	1,562,866
Amounts reclassified from AOCI	0	(35,880)	(35,880)
Income tax benefit (expense)	101	(320,767)	(320,666)
Balance, June 30, 2020	$(1,314)	$1,636,246	$1,634,932

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	(16)	698,743	698,727
Amounts reclassified from AOCI	0	9,087	9,087
Income tax benefit (expense)	3	(148,645)	(148,642)
Balance, June 30, 2019	$(1,091)	$235,890	$234,799

(1)
Includes cash flow hedges of $68 million and $0 million as of June 30, 2020 and December 31, 2019, respectively, and $0 million and $(4) million as of June 30, 2019 and December 31, 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(2,267)	$(4,535)	$20,790	$(5,388)
Net unrealized investment gains (losses) on available-for-sale securities	8,668	(2,968)	15,090	(3,699)
Total net unrealized investment gains (losses)(4)	6,401	(7,503)	35,880	(9,087)
Total reclassifications for the period	$6,401	$(7,503)	$35,880	$(9,087)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)	See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs and future policy benefits and other liabilities.

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

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	15	0	0	(3)	12
Reclassification adjustment for (gains) losses included in net income	0	0	0	0	0
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	(62)	0	0	14	(48)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	868	0	(180)	688
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	157	(33)	124
Balance, June 30, 2020	$(47)	$868	$157	$(202)	$776

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

(2)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(3)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$736,930	$(156,175)	$(35,983)	$(115,226)	$429,546
Net investment gains (losses) on investments arising during the period	1,749,271	0	0	(367,349)	1,381,922
Reclassification adjustment for (gains) losses included in net income	(35,880)	0	0	7,535	(28,345)
Reclassification due to allowance for credit losses recorded during the period	62	0	0	(13)	49
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(183,205)	0	38,473	(144,732)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(3,759)	789	(2,970)
Balance, June 30, 2020	$2,450,383	$(339,380)	$(39,742)	$(435,791)	$1,635,470

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

(3)	"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.

(4)	"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million for both the six months ended June 30, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $0.0 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million for both the six months ended June 30, 2020 and 2019.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million for both the six months ended June 30, 2020 and 2019.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $29 million and $25 million for the three months ended June 30, 2020 and 2019, respectively, and $52 million and $49 million for the six months ended June 30, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $6 million and $8 million for the six months ended June 30, 2020 and 2019, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $5 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $10 million and $8 million for the six months ended June 30, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $444 million and $391 million as of June 30, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a gain of $15 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and a loss of $3 million and a gain of $9 million for the six months ended June 30, 2020 and 2019, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $21 million and $24 million for the three months ended June 30, 2020 and 2019, respectively, and $43 million and $48 million for the six months ended June 30, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at June 30, 2020 and December 31, 2019 were as follows:

	Maturity Dates	Interest Rates			June 30, 2020	December 31, 2019
					(in thousands)
U.S. dollar fixed rate notes	2026 - 2027	2.62%	-	14.85%	$55,789	$52,573
Total notes receivable - affiliated(1)					$55,789	$52,573

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.1 million and $0.0 million at June 30, 2020 and December 31, 2019, respectively, and is included in “Other assets”. Revenues related to these assets were a gain of $0.4 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $0.8 million and a loss of $0.2 million for the six months ended June 30, 2020 and 2019, respectively, and are included in “Asset administration fees and other income”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at June 30, 2020 was as follow:

	Maturity Date	Interest Rate	June 30, 2020
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.67%	$74,005

The Company did not have any affiliated commercial mortgage loans outstanding at December 31, 2019.

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis.

Accrued interest receivable related to the loan was $0.2 million at June 30, 2020 and is included in "Accrued investment income". Investment income was $0.3 million for the three and six months ended June 30, 2020 and is included in "Net investment income".

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	January 2019	Sale	Fixed Maturities	$20,504	$20,781	$0	$(277)
Prudential Insurance	February 2019	Sale	Commercial Mortgages	$97,953	$98,506	$0	$(554)
Prudential Insurance	March 2019	Purchase	Fixed Maturities	$141,476	$141,476	$0	$7,776
Prudential Insurance	April 2019	Purchase	Equity Securities	$4,300	$4,300	$0	$0
Prudential Retirement Insurance and Annuity Company	April 2019	Purchase	Equity Securities	$1,258	$1,258	$0	$0
Pruco Life Insurance Company	April 2019	Purchase	Equity Securities	$14,525	$14,525	$0	$0
Prudential Insurance	June 2019	Transfer out	Fixed Maturities	$23,066	$23,002	$0	$64
Prudential Insurance	June 2019	Transfer In	Fixed Maturities	$19,919	$19,919	$0	$0
Prudential Insurance	August 2019	Sale	Fixed Maturities	$66,346	$64,735	$0	$1,611
Prudential Insurance	August 2019	Sale	Commercial Mortgages	$106,307	$104,733	$0	$1,574
Prudential Insurance	November 2019	Sale	Other Invested Assets	$2,289	$2,362	$0	$(73)
Prudential Insurance	November 2019	Sale	Fixed Maturities	$6,517	$8,550	$0	$(2,033)
Prudential Insurance	December 2019	Purchase	Fixed Maturities	$5,271	$5,271	$0	$0
Prudential Insurance	December 2019	Purchase	Fixed Maturities	$85,261	$85,261	$0	$0
Prudential Insurance	December 2019	Sale	Fixed Maturities	$21,425	$20,628	$0	$797
Prudential International Insurance Service Company	March 2020	Purchase	Fixed Maturities	$107,014	$107,014	$0	$0
Prudential Insurance	March 2020	Purchase	Fixed Maturities	$258,885	$258,885	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$91,131	$91,131	$0	$0
Prudential Insurance	June 2020	Sale	Fixed Maturities	$65,646	$57,699	$0	$7,947
Gibraltar Life Insurance Company	June 2020	Purchase	Fixed Maturities	$222,091	$222,091	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of June 30, 2020 and December 31, 2019:

Affiliate	Date Issued	Amount of Notes - June 30, 2020	Amount of Notes - December 31, 2019	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$37,468	$37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Funding LLC	12/16/2019	0	1,298	2.02%	1/16/2020
Prudential Funding LLC	12/17/2019	0	1,478	2.02%	1/15/2020
Prudential Funding LLC	12/17/2019	0	502	2.02%	1/16/2020
Prudential Funding LLC	12/18/2019	0	4,638	2.02%	1/16/2020
Total Loans Payable to Affiliates		$653,596	$661,512

The total interest expense to the Company related to loans and other payables to affiliates was $8 million and $24 million for the three months ended June 30, 2020 and 2019, respectively, and $36 million and $40 million for the six months ended June 30, 2020 and 2019, respectively.

Contributed Capital and Dividends

Through June 2020 and December 2019, the Company did not receive any capital contributions.

In March and June 2020, there was a $207 million and $173 million return of capital, respectively, to PAI. In March, June, September and December 2019, there was a $245 million, $247 million, $245 million and $241 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2020 and December 31, 2019, the outstanding balances on these commitments were $25 million and $43 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of June 30, 2020, which is a change of $0.0 million for the three and six months ended June 30, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2020 and December 31, 2019, $195 million and $207 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three and six months ended June 30, 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2020, compared with December 31, 2019, and its results of operations for the three and six months ended June 30, 2020 and 2019. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements”, the "Risk Factors" section and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•
Outlook. In our Individual Annuities business, we expect account values and fee income will be impacted by market volatility. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term. In addition, we expect account values and fee income will be impacted by market volatility.

•
Results of Operations. For the three months and six months ended June 30, 2020 we reported a net loss of $1,756 million and $2,577 million, respectively, as unfavorable financial market conditions had a substantial negative effect on reported results. See “Results of Operations” for a discussion of results for second quarter and first half of the year.

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

•
Capital Resources. Market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources, or using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

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

•
CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 7 to the Unaudited Interim Financial Statements for more information. We are continuing to analyze the CARES Act and its potential impact on the Company, and implementing operational changes necessary to accommodate the CARES Act.

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

Regulatory Developments
DOL Fiduciary Rules
In June 2020, the Department of Labor ("DOL") announced that it is proposing a new exemption to replace the previously vacated “best interest contract exemption." This proposed exemption would allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to roll over assets from a qualified plan to an Individual Retirement Account (“IRA”), and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the prior investment advice regulation and other existing exemptions and provided its current interpretation of the pre-2016 fiduciary investment advice regulation. We cannot predict what impact the newly proposed exemption or interpretative guidance will have on the Company.

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

For more information on interest rate risks, see "Risk Factors" in this Quarterly Report on Form 10-Q and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2020, we assume an 8.0% long-term equity expected rate of return and a 5.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 50 basis points and grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board ("FASB") on August 15, 2018 and is expected to have a significant impact on the Company's Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, the FASB voted in June 2020 to tentatively defer for an additional one year the current effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. Subsequently in July 2020, the FASB issued a proposed ASU with comment deadline of August 24, 2020 to obtain additional feedback on the tentative decisions, which are expected to be finalized during the third quarter of 2020. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would also apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $9 billion from $59 billion at December 31, 2019 to $68 billion at June 30, 2020. Significant components were:

•
Total investments and Cash and cash equivalents increased $11 billion primarily driven by derivative collateral postings, cash flows from insurance operations and unrealized gains on investments due to declining interest rates, partially offset by a return of capital;

Partially offset by:

•	Separate account assets decreased $3 billion primarily driven by net unfavorable market conditions and net outflows.
Total liabilities increased $11 billion from $53 billion at December 31, 2019 to $64 billion at June 30, 2020. Significant components were:

•
Future policy benefits increased $12 billion primarily driven by an increase in reserves related to our variable annuity living benefit guarantees due to declining interest rates and the widening of credit spreads, partially offset by a favorable NPR adjustment;

Partially offset by:

•	Separate account liabilities decreased $3 billion, corresponding to the decrease in Separate account assets as discussed above.
Total equity decreased $1.7 billion from $5.5 billion at December 31, 2019 to $3.8 billion at June 30, 2020, primarily driven by an after-tax net loss of $2.6 billion, and a return of capital of $0.3 billion, partially offset by unrealized gains on investments of $1.7 billion, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Losses from operations before income taxes increased $2,110 million from a loss of $508 million for the three months ended June 30, 2019 to a loss of $2,618 million for the three months ended June 30, 2020. Excluding a favorable comparative impact of our annual reviews and update of assumptions and other refinements, losses from operations increased $2,208 million primarily driven by:

•
Unfavorable NPR adjustment and unfavorable hedge breakage as a result of the tightening of credit spreads, partially offset by tightening of credit spreads used in measuring our living benefit guarantees liability. Refer to our changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy table below for further details;

Partially offset by:

•
Favorable comparative impact of Amortization of deferred policy acquisition costs and Interest credited to policyholders' account balances driven by changes to expected gross profits reflecting change in market conditions.

Six Months Comparison

Losses from operations before income taxes increased $2,290 million from a loss of $1,387 million for the six months ended June 30, 2019 to a loss of $3,677 million for the six months ended June 30, 2020. Excluding a favorable comparative impact of our annual reviews and update of assumptions and other refinements, losses from operations increased $2,387 million primarily driven by:

•	Unfavorable comparative impact of our duration management swaps due to more significant declines in interest rates in the current period compared to prior period;

•	Declining interest rates, widening of credit spreads and unfavorable hedge breakage, partially offset by favorable NPR adjustment used in measuring our living benefit guarantees liability; and

•	Higher Amortization of deferred policy acquisition costs and higher Policyholders' benefits as a result of similar drivers, as discussed above.
The following table provides the net impact to the Unaudited Interim Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions(2)
Net hedging impact(3)	$(878)	$(54)	$(1,008)	$(137)
Change in portions of U.S. GAAP liability, before NPR(4)	2,449	(737)	(4,462)	(431)
Change in the NPR adjustment	(3,225)	207	2,733	(756)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(1,654)	(584)	(2,737)	(1,324)
Related benefit (charge) to amortization of DAC and other costs	523	80	355	231
Net impact of assumption updates and other refinements	199	13	199	13
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$(932)	$(491)	$(2,183)	$(1,080)

(1)	Positive amount represents income; negative amount represents a loss.

(2)	Excluding impact of assumption updates and other refinements.

(3)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(4)	Represents risk margins and valuation methodology differences between the economic liability managed by the ALM Strategy and the U.S. GAAP liability.

For the three months ended June 30, 2020, the loss of $932 million primarily reflected the impact of a $1,654 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by an unfavorable NPR adjustment and unfavorable hedge breakage driven by credit spreads tightening. Partially offsetting these charges is the impact of the tightening of credit spreads on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target, a benefit related to the amortization of DAC and other costs of $523 million as well as the impact of a $199 million net benefit from our annual reviews and update of assumptions and other refinements.

For the six months ended June 30, 2020, the loss of $2,183 million primarily reflected the impact of a $2,737 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by the impact of declining interest rates and widening of credit spreads on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target and unfavorable breakage as discussed above. This decrease was partially offset by a favorable NPR adjustment, a benefit related to the amortization of DAC and other costs of $355 million, as well as the impact of a $199 million net benefit from our annual reviews and update of assumptions and other refinements.

For the three months ended June 30, 2019, the loss of $491 million primarily reflected the impact of a net charge of $584 million from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by the impact of declining interest rates on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target, partially offset by $80 million of a related benefit to amortization of DAC and other costs as well as the impact of a $13 million net benefit from our annual reviews and update of assumptions and other refinements.

For the six months ended June 30, 2019, the loss of $1,080 million primarily reflected the impact of a net charge of $1,324 million from changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by the impact on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target and due to declining interest rates, tightening of credit spreads and an unfavorable NPR adjustment. Partially offsetting this net charge is $231 million of a related benefit to amortization of DAC and other costs as well as the impact of a $13 million net benefit from our annual reviews and update of assumptions and other refinements.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues decreased $2,537 million from a loss of $104 million for the three months ended June 30, 2019 to a loss of $2,641 million for the three months ended June 30, 2020. Excluding a favorable comparative impact of our annual reviews and update of our assumptions and other refinements, Revenues decreased $2,637 million primarily driven by Realized investment gains (losses) net resulting from:

•	Unfavorable NPR adjustment and unfavorable hedge breakage as a result of the tightening of credit spreads;
Partially offset by:

•	Favorable impact related to the portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target driven by the tightening of credit spreads.
Benefits and expenses decreased $427 million from an expense of $404 million for the three months ended June 30, 2019 to income of $23 million for the three months ended June 30, 2020. Excluding the comparative impact of our annual reviews and update of our assumptions and refinements, which was relatively flat, Benefits and expenses decreased driven by:

•	Lower Amortization of deferred policy acquisition costs and Interest credited to policyholders' account balances driven by changes to expected gross profits reflecting change in market conditions.

Six Months Comparison

Revenues decreased $1,931 million from a loss of $686 million for the six months ended June 30, 2019 to a loss of $2,617 million for the six months ended June 30, 2020. Excluding the favorable comparative impacts of our annual reviews and update to our assumptions and other refinements, Revenues decreased by $2,030 million primarily driven by:

•	Unfavorable comparative impact of our duration management swaps due to more significant declines in interest rates in the current period compared to the prior year period; and

•
Unfavorable impact related to the portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target driven by declining interest rates, widening of credit spreads, and unfavorable hedge breakage, partially offset by a favorable NPR adjustment.

Benefits and expenses increased $359 million from $701 million for the six months ended June 30, 2019 to $1,060 million for the six months ended June 30, 2020. Excluding the impacts of our annual reviews and update to our assumptions and other refinements, which was relatively flat, the increase is primarily driven by:

•	Higher Amortization of deferred policy acquisition costs driven by changes to expected gross profits reflecting change in market conditions; and

•	Higher Policyholders' benefits driven by our guaranteed minimum death benefits due to unfavorable market conditions, resulting in higher reserve provisions.

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

Fixed Annuity Risks and Risk Mitigants. The primary risk exposures of our fixed annuity products relate to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, including interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products have a market value adjustment provision that provides protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) Asset Liability Management Strategy, and iii) Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products.

i. Product Design Features:

A portion of the variable annuity contracts that we offered include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

	As of June 30, 2020	As of December 31, 2019
	(in millions)
U.S. GAAP liability (including NPR)	$23,052	$11,823
NPR adjustment	6,010	3,245
Subtotal	29,062	15,068
Adjustments including risk margins and valuation methodology differences	(8,161)	(4,111)
Economic liability managed through the ALM strategy	$20,901	$10,957
As of June 30, 2020, our fixed income instruments and derivative assets exceed our economic liability.

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

COVID-19 and Related Market Disruptions

Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first half of the year we took the following significant management actions to enhance our liquidity and capital position:

•	We executed additional capital hedges that protect a portion of the capital position against additional declines in the equity markets; and

•	We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

Liquidity. The Company continues to operate with significant liquid resources. Nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. Any need to increase the use of our alternative sources of liquidity, may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of June 30, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair value of our investment portfolio, which would negatively impact our statutory capital. Adverse market conditions could require us to take additional management actions to maintain capital consistent with ratings objectives, which may include redeploying financial resources from internal sources or, using available external sources of capital or seeking additional sources.

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

Capital

We manage PALAC to regulatory capital levels consistent with our “AA” ratings targets.  We utilized the risk-based capital (“RBC”) ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

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

The Company has returned capital to its parent, PAI for the periods indicated below.

Return of Capital
(in millions)
June 30, 2020	$173
March 31, 2020	$207
December 31, 2019	$241
September 30, 2019	$245
June 30, 2019	$247

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2020 and December 31, 2019, the Company had liquid assets of $28 billion and $17 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $10 billion and $3 billion as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $16 billion, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first half of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results and market values in our investment portfolio, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
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
Date: August 12, 2020