Form 10-Q
period 2020-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2020-11-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2020, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I - Financial Information
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
September 30, 2020 and December 31, 2019 (in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost, 2020: $14,916,971; 2019: $12,465,746; 2020-net of $568 allowance for credit losses)	$17,398,916	$13,202,365
Fixed maturities, trading, at fair value (amortized cost, 2020: $734,289; 2019: $349,428)	830,894	383,198
Equity securities, at fair value (cost, 2020: $53,892; 2019: $63,647)	59,855	67,503
Commercial mortgage and other loans (net of $7,633 and $2,663 allowance for credit losses at September 30, 2020 and December 31, 2019, respectively)(1)	1,677,951	1,471,522
Policy loans	11,916	12,366
Short-term investments	1,815,485	335,358
Other invested assets (includes $15,247 and $10,492 of assets measured at fair value at September 30, 2020 and December 31, 2019, respectively)	600,610	474,013
Total investments	22,395,627	15,946,325
Cash and cash equivalents	5,501,936	2,795,163
Deferred policy acquisition costs(1)	4,106,676	4,455,683
Accrued investment income	117,166	102,724
Reinsurance recoverables	790,715	621,510
Income taxes(1)	1,512,403	1,202,714
Value of business acquired	26,818	30,025
Deferred sales inducements	700,553	812,724
Receivables from parent and affiliates	87,769	62,765
Other assets	428,808	139,933
Separate account assets	30,093,780	32,665,431
TOTAL ASSETS	$65,762,251	$58,834,997
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$22,616,570	$12,932,461
Policyholders’ account balances	7,708,608	6,180,359
Payables to parent and affiliates	384,715	185,156
Short-term debt	373,086	242,094
Long-term debt	299,747	419,418
Reinsurance payables	188,463	235,318
Other liabilities(1)	669,814	447,405
Separate account liabilities	30,093,780	32,665,431
Total liabilities	62,334,783	53,307,642
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	4,570,936	5,142,936
Retained earnings / (accumulated deficit)	(2,807,247)	(46,693)
Accumulated other comprehensive income (loss)	1,661,279	428,612
Total equity	3,427,468	5,527,355
TOTAL LIABILITIES AND EQUITY	$65,762,251	$58,834,997
(1) September 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Premiums	$13,936	$12,506	$45,528	$48,242
Policy charges and fee income	489,440	527,152	1,441,991	1,559,874
Net investment income	144,669	149,367	426,132	406,408
Asset administration fees and other income	102,758	120,927	353,740	345,520
Realized investment gains (losses), net	(245,974)	(537,267)	(4,379,429)	(2,773,701)
Total revenues	504,829	272,685	(2,112,038)	(413,657)
BENEFITS AND EXPENSES
Policyholders’ benefits	43,824	69,833	248,585	125,673
Interest credited to policyholders’ account balances	81,284	56,947	161,000	100,729
Amortization of deferred policy acquisition costs	204,516	137,157	439,730	167,198
Commission expense	193,174	220,828	602,303	672,110
General, administrative and other expenses	29,604	74,008	160,487	193,981
Total benefits and expenses	552,402	558,773	1,612,105	1,259,691
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(47,573)	(286,088)	(3,724,143)	(1,673,348)
Income tax expense (benefit)	134,587	(58,576)	(964,981)	(377,042)
NET INCOME (LOSS)	$(182,160)	$(227,512)	$(2,759,162)	$(1,296,306)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	327	(228)	(154)	(244)
Net unrealized investment gains (losses)	33,026	628,916	1,560,493	1,336,746
Total	33,353	628,688	1,560,339	1,336,502
Less: Income tax expense (benefit) related to other comprehensive income (loss)	7,006	132,024	327,672	280,666
Other comprehensive income (loss), net of taxes	26,347	496,664	1,232,667	1,055,836
Comprehensive income (loss)	$(155,813)	$269,152	$(1,526,495)	$(240,470)

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
Cumulative effect of adoption of accounting changes(1)			(1,392)		(1,392)
Return of capital		(207,000)			(207,000)
Comprehensive income (loss):
Net income (loss)			(820,788)		(820,788)
Other comprehensive income (loss), net of tax				1,010,888	1,010,888
Total comprehensive income (loss)					190,100
Balance, March 31, 2020	$2,500	$4,935,936	$(868,873)	$1,439,500	$5,509,063
Return of capital		(173,000)			(173,000)
Comprehensive income (loss):
Net income (loss)			(1,756,214)		(1,756,214)
Other comprehensive income (loss), net of tax				195,432	195,432
Total comprehensive income (loss)					(1,560,782)
Balance, June 30, 2020	$2,500	$4,762,936	$(2,625,087)	$1,634,932	$3,775,281
Return of capital		(192,000)			(192,000)
Comprehensive income (loss):
Net income (loss)			(182,160)		(182,160)
Other comprehensive income (loss), net of tax				26,347	26,347
Total comprehensive income (loss)					(155,813)
Balance, September 30, 2020	$2,500	$4,570,936	$(2,807,247)	$1,661,279	$3,427,468

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(2)			(371)		(371)
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(900,024)		(900,024)
Other comprehensive income (loss), net of tax				224,777	224,777
Total comprehensive income (loss)					(675,247)
Balance, March 31, 2019	$2,500	$5,875,436	$42,610	$(99,596)	$5,820,950
Return of capital		(246,500)			(246,500)
Comprehensive income (loss):
Net income (loss)			(168,770)		(168,770)
Other comprehensive income (loss), net of tax				334,395	334,395
Total comprehensive income (loss)					165,625
Balance, June 30, 2019	$2,500	$5,628,936	$(126,160)	$234,799	$5,740,075
Return of capital		(245,000)			(245,000)
Comprehensive income (loss):
Net income (loss)			(227,512)		(227,512)
Other comprehensive income (loss), net of tax				496,664	496,664
Total comprehensive income (loss)					269,152
Balance, September 30, 2019	$2,500	$5,383,936	$(353,672)	$731,463	$5,764,227

(1) Includes the impact from the adoption of ASU 2016-13. See Note 2.
(2) Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,759,162)	$(1,296,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(194)	(854)
Realized investment (gains) losses, net	4,379,429	2,773,701
Depreciation and amortization	1,288	453
Interest credited to policyholders’ account balances	161,000	100,729
Change in:
Future policy benefits	1,014,611	839,804
Accrued investment income	(14,442)	(7,767)
Net receivables from/payables to parent and affiliates	(12,673)	3,589
Deferred sales inducements	(1,049)	(568)
Deferred policy acquisition costs	205,496	(155,778)
Income taxes	(636,990)	(693,049)
Reinsurance recoverables, net	(37,789)	(27,373)
Derivatives, net	5,063,948	3,144,906
Other, net	(32,760)	25,324
Cash flows from (used in) operating activities	7,330,713	4,706,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	572,885	596,626
Fixed maturities, trading	159,732	111
Equity securities	29,057	2,534
Commercial mortgage and other loans	25,308	247,723
Policy loans	1,045	1,256
Other invested assets	27,263	23,072
Short-term investments	6,320,503	491,254
Payments for the purchase/origination of:
Fixed maturities, available for sale	(3,005,885)	(2,646,186)
Fixed maturities, trading	(543,613)	(54,862)
Equity securities	(16,019)	(51,229)
Commercial mortgage and other loans	(232,974)	(239,275)
Policy loans	(73)	(288)
Other invested assets	(147,298)	(128,402)
Short-term investments	(7,800,148)	(1,071,423)
Notes receivable from parent and affiliates, net	0	34,008
Derivatives, net	(774,629)	(76,670)
Other, net	0	0
Cash flows from (used in) investing activities	(5,384,846)	(2,871,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	4,455,177	3,034,018
Ceded policyholders' account deposits	(33,061)	(13,881)
Policyholders' account withdrawals	(3,070,114)	(2,452,263)
Ceded policyholders' account withdrawals	29,759	28,760
Cash collateral for loaned securities	0	(384)
Repayments of debt (maturities longer than 90 days)	0	(274,569)
Net increase/(decrease) in short-term borrowing	11,322	0
Drafts outstanding	(12,968)	(455)
Distribution to Parent	(572,000)	(736,500)
Other, net	(47,209)	0
Cash flows from (used in) financing activities	760,906	(415,274)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,706,773	1,419,786
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,795,163	4,503,534
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,501,936	$5,923,320
Significant Non-Cash Transactions
There were no significant non-cash transactions for the nine months ended September 30, 2020 and 2019.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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
Reinsurance Recoverables

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

Other ASUs adopted during the nine months ended September 30, 2020.

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

ASU issued but not yet adopted as of September 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected)or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits (MRB)	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,203,259	$1,928,710	$12,705	$0	$9,119,264
Obligations of U.S. states and their political subdivisions	259,429	17,032	256	0	276,205
Foreign government bonds	160,922	21,978	19	0	182,881
U.S. public corporate securities	2,691,422	278,335	7,392	0	2,962,365
U.S. private corporate securities	1,509,192	111,697	6,114	217	1,614,558
Foreign public corporate securities	329,721	24,333	7,032	0	347,022
Foreign private corporate securities	1,233,676	77,343	11,890	351	1,298,778
Asset-backed securities(1)	804,636	8,765	3,950	0	809,451
Commercial mortgage-backed securities	649,810	57,148	19	0	706,939
Residential mortgage-backed securities(2)	74,904	6,552	3	0	81,453
Total fixed maturities, available-for-sale	$14,916,971	$2,531,893	$49,380	$568	$17,398,916

(1)Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,667,347	$491,943	$39,466	$7,119,824	$0
Obligations of U.S. states and their political subdivisions	252,304	7,814	436	259,682	0
Foreign government bonds	203,386	19,518	20	222,884	0
U.S. public corporate securities	1,615,060	126,947	1,331	1,740,676	0
U.S. private corporate securities	1,159,962	50,720	3,343	1,207,339	0
Foreign public corporate securities	321,111	16,989	113	337,987	0
Foreign private corporate securities	1,171,411	50,069	7,995	1,213,485	0
Asset-backed securities(1)	443,767	3,405	2,734	444,438	(20)
Commercial mortgage-backed securities	557,584	20,941	236	578,289	0
Residential mortgage-backed securities(2)	73,814	3,960	13	77,761	0
Total fixed maturities, available-for-sale	$12,465,746	$792,306	$55,687	$13,202,365	$(20)

(1)Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, equipment leases and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
(3)Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $14.3 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	September 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$536,328	$12,705	$0	$0	$536,328	$12,705
Obligations of U.S. states and their political subdivisions	13,690	256	0	0	13,690	256
Foreign government bonds	252	6	79	13	331	19
U.S. public corporate securities	264,213	7,027	2,562	365	266,775	7,392
U.S. private corporate securities	73,223	4,579	6,684	1,535	79,907	6,114
Foreign public corporate securities	76,443	7,032	0	0	76,443	7,032
Foreign private corporate securities	176,274	5,588	75,774	6,286	252,048	11,874
Asset-backed securities	223,101	1,247	272,737	2,703	495,838	3,950
Commercial mortgage-backed securities	7,252	19	0	0	7,252	19
Residential mortgage-backed securities	0	0	82	3	82	3
Total fixed maturities, available-for-sale	$1,370,776	$38,459	$357,918	$10,905	$1,728,694	$49,364

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

As of September 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $31.3 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $18.1 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2020, the $10.9 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and in the Company’s corporate securities within the consumer non-cyclical, utility and industrial other sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$202,191	$204,939
Due after one year through five years	1,184,697	1,244,727
Due after five years through ten years	2,323,234	2,502,344
Due after ten years	9,677,499	11,849,063
Asset-backed securities	804,636	809,451
Commercial mortgage-backed securities	649,810	706,939
Residential mortgage-backed securities	74,904	81,453
Total fixed maturities, available-for-sale	$14,916,971	$17,398,916

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$20,268	$77,697	$352,945	$231,106
Proceeds from maturities/prepayments	88,208	125,432	220,109	379,849
Gross investment gains from sales and maturities	24	15	18,279	982
Gross investment losses from sales and maturities	(366)	(445)	(1,856)	(3,086)
OTTI recognized in earnings(2)	N/A	(769)	N/A	(2,794)
Write-downs recognized in earnings(3)	0	N/A	(693)	N/A
(Addition to) release of allowance for credit losses(4)	414	N/A	(568)	N/A

(1)Includes $0.2 million and $14.3 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2020 and 2019, respectively.
(2)For the three and nine months ended September 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)For the three and nine months ended September 30, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements, securities actively marketed for sale and write-downs of credit adverse securities.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$982	$0	$0	$0	$982
Additions to allowance for credit losses not previously recorded	0	0	216	0	0	0	216
Reductions for securities sold during the period	0	0	0	0	0	0	0
Addition (reductions) on securities with previous allowance	0	0	(630)	0	0	0	(630)
Balance, end of period	$0	$0	$568	$0	$0	$0	$568

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

For the three months ended September 30, 2020, the decrease in the allowance for credit losses on available-for-sale securities was primarily related to recoveries in the energy sector within corporate securities.

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,384	0	0	0	1,384
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Addition (reductions) on securities with previous allowance	0	0	(814)	0	0	0	(814)
Balance, end of period	$0	$0	$568	$0	$0	$0	$568

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Asset administration fees and other income,” was $0.4 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $1.7 million during the nine months ended September 30, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$371,216	22.0%	$272,150	18.5%
Hospitality	16,745	1.0	16,819	1.1
Industrial	520,721	30.9	464,528	31.5
Office	365,535	21.7	372,823	25.3
Other	187,116	11.1	156,768	10.6
Retail	130,462	7.7	131,051	8.9
Total commercial mortgage loans	1,591,795	94.4	1,414,139	95.9
Agricultural property loans	93,789	5.6	60,046	4.1
Total commercial mortgage and agricultural property loans	1,685,584	100.0%	1,474,185	100.0%
Allowance for credit losses	(7,633)		(2,663)
Total net commercial mortgage and agricultural property loans	1,677,951		1,471,522
Other loans:
Other collateralized loans	0		0
Allowance for credit losses	0		0
Total net other loans	0		0
Total net commercial mortgage and other loans	$1,677,951		$1,471,522

As of September 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (24%), Texas (12%) and New York (11%) and included loans secured by properties in Europe (16%) and Australia (3%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance, beginning of period	$6,701	$178	$0	$6,879
Addition to (release of) allowance for expected losses	646	108	0	754
Balance, end of period	$7,347	$286	$0	$7,633

	Nine Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Other Collateralized Loans	Total
	(in thousands)
Balance at December 31, 2019	$2,622	$41	$0	$2,663
Cumulative effect of adoption of ASU 2016-13	3,118	39	0	3,157
Addition to (release of) allowance for expected losses	1,607	206	0	1,813
Balance at September 30, 2020	$7,347	$286	$0	$7,633

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$116,872	$26,733	$83,965	$195,585	$255,804	$0	$678,959
60%-69.99%	140,998	172,412	32,176	139,016	61,536	96,476	0	642,614
70%-79.99%	51,766	72,514	47,798	60,980	29,388	7,776	0	270,222
80% or greater	0	0	0	0	0	0	0	0
Total	$192,764	$361,798	$106,707	$283,961	$286,509	$360,056	$0	$1,591,795
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$192,764	$338,722	$90,462	$283,961	$282,478	$347,475	$0	$1,535,862
1.0 - 1.2x	0	23,076	16,245	0	4,031	9,804	0	53,156
Less than 1.0x	0	0	0	0	0	2,777	0	2,777
Total	$192,764	$361,798	$106,707	$283,961	$286,509	$360,056	$0	$1,591,795
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$34,465	$13,769	$1,261	$8,265	$1,180	$32,549	$0	$91,489
60%-69.99%	2,300	0	0	0	0	0	0	2,300
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$36,765	$13,769	$1,261	$8,265	$1,180	$32,549	$0	$93,789
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$36,765	$13,769	$1,261	$4,277	$1,180	$28,957	$0	$86,209
1.0 - 1.2x	0	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	3,988	0	3,592	0	7,580
Total	$36,765	$13,769	$1,261	$8,265	$1,180	$32,549	$0	$93,789

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial mortgage loans

	December 31, 2019
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$659,217	$6,641	$0	$665,858
60%-69.99%	499,493	14,078	0	513,571
70%-79.99%	203,158	30,555	0	233,713
80% or greater	0	997	0	997
Total commercial mortgage loans	$1,361,868	$52,271	$0	$1,414,139

Agricultural property loans

	December 31, 2019
	Debt Service Coverage Ratio
	> 1.2X	1.0X to <1.2X	< 1.0X	Total
		(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$56,437	$0	$3,609	$60,046
60%-69.99%	0	0	0	0
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$56,437	$0	$3,609	$60,046

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,591,795	$0	$0	$0	$1,591,795	$0
Agricultural property loans	93,789	0	0	0	93,789	3,988
Other collateralized loans	0	0	0	0	0	0
Total	$1,685,584	$0	$0	$0	$1,685,584	$3,988

(1)As of September 30, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

(1)As of December 31, 2019, there were no loans in this category accruing interest.
(2)For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

There were $4.0 million of loans on non-accrual status which did not have a related allowance for credit losses as of September 30, 2020, and those loans recognized interest income of $0.2 million for both the three and nine months ended September 30, 2020.

For both the three and nine months ended September 30, 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For the three and nine months ended September 30, 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $105 million and $206 million, respectively, of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of September 30, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$22,719	$23,414
Hedge funds	333,340	273,615
Real estate-related	229,304	166,492
Subtotal equity method	585,363	463,521
Fair value:
Private equity	4,095	4,115
Hedge funds	172	194
Real estate-related	6,211	6,181
Subtotal fair value	10,478	10,490
Total LPs/LLCs	595,841	474,011
Derivative instruments	4,769	2
Total other invested assets	$600,610	$474,013

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

September 30, 2020
(in thousands)
Fixed maturities	$111,603
Equity securities	60
Commercial mortgage and other loans	4,835
Policy loans	11
Short-term investments and cash equivalents	388
Other(1)	269
Total accrued investment income	$117,166

(1)Primarily includes affiliated accrued income.

There were no write-downs on accrued investment income for both the three and nine months ended September 30, 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$113,538	$100,249	$323,737	$289,289
Fixed maturities, trading	3,972	2,579	9,474	7,497
Equity securities	63	67	194	213
Commercial mortgage and other loans	13,898	12,761	42,517	37,661
Policy loans	182	153	538	430
Other invested assets	15,102	7,083	20,968	23,690
Short-term investments and cash equivalents	4,601	31,807	48,569	62,313
Gross investment income	151,356	154,699	445,997	421,093
Less: investment expenses	(6,687)	(5,332)	(19,865)	(14,685)
Net investment income	$144,669	$149,367	$426,132	$406,408

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities(1)	$72	$(1,199)	$15,162	$(4,898)
Commercial mortgage and other loans	(753)	950	(2,489)	(292)
Derivatives	(246,742)	(537,079)	(4,397,341)	(2,768,959)
Other invested assets	1,405	0	2,875	0
Short-term investments and cash equivalents	44	61	2,364	448
Realized investment gains (losses), net	$(245,974)	$(537,267)	$(4,379,429)	$(2,773,701)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$14,309
Fixed maturity securities, available-for-sale — all other(1)	N/A	722,310
Fixed maturity securities, available-for-sale with an allowance	(14)	N/A
Fixed maturity securities, available-for-sale without an allowance	2,482,527	N/A
Derivatives designated as cash flow hedges(2)	22,677	(287)
Affiliated notes	4,931	598
Net unrealized gains (losses) on investments	$2,510,121	$736,930

(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other”.
(2)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2020 and December 31, 2019, the Company had no repurchase agreements or securities lending transactions.

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:
•Interest rate contracts: futures, swaps, forwards, options, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

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

	September 30, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,280,579	$53,859	$(16,348)	$1,172,899	$39,019	$(26,511)
Total Derivatives Designated as Hedge Accounting Instruments	$1,280,579	$53,859	$(16,348)	$1,172,899	$39,019	$(26,511)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$5,244,900	$5,018	$(10,520)	$3,857,700	$638	$(5,872)
Interest Rate Swaps	103,756,250	14,717,201	(6,135,811)	88,557,425	6,598,625	(1,997,944)
Interest Rate Options	10,618,000	1,195,646	(188,397)	12,583,000	283,386	(172,085)
Interest Rate Forwards	257,000	173	(185)	959,772	24,487	(4,185)
Foreign Currency
Foreign Currency Forwards	19,028	126	(125)	16,683	0	(394)
Currency/Interest Rate
Foreign Currency Swaps	216,304	17,007	(557)	234,767	11,482	(663)
Credit
Credit Default Swaps	275,173	6,782	(472)	0	0	0
Equity
Equity Futures	7,412,980	6,130	(30,119)	1,191,237	0	(2,638)
Total Return Swaps	24,495,921	151,598	(397,196)	16,314,165	36,692	(573,957)
Equity Options	36,849,348	814,373	(431,728)	12,866,043	329,722	(422,700)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$189,144,904	$16,914,054	$(7,195,110)	$136,580,792	$7,285,032	$(3,180,438)
Total Derivatives(1)(2)	$190,425,483	$16,967,913	$(7,211,458)	$137,753,691	$7,324,051	$(3,206,949)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $21,326 million and $11,823 million as of September 30, 2020 and December 31, 2019, respectively included in “Future policy benefits” and $303 million and $197 million as of September 30, 2020 and December 31, 2019, respectively included in “Policyholders’ account balances". Other assets included $41 million and $8 million as of September 30, 2020 and December 31, 2019, respectively. Other liabilities included $18 million and $0 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $546 million and $350 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

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

	September 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$16,967,913	$(16,963,144)	$4,769	$0	$4,769
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$16,967,913	$(16,963,144)	$4,769	$0	$4,769
Offsetting of Financial Liabilities:
Derivatives(1)	$7,211,458	$(6,835,378)	$376,080	$(38,706)	$337,374
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$7,211,458	$(6,835,378)	$376,080	$(38,706)	$337,374

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$7,324,051	$(7,324,049)	$2	$0	$2
Securities purchased under agreements to resell	302,000	0	302,000	(302,000)	0
Total Assets	$7,626,051	$(7,324,049)	$302,002	$(302,000)	$2
Offsetting of Financial Liabilities:
Derivatives(1)	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,206,949	$(3,053,132)	$153,817	$(820)	$152,997

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(194)	$4,581	$(13,989)	$(45,498)
Total cash flow hedges	(194)	4,581	(13,989)	(45,498)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(995,815)	0	0	0
Currency	(837)	0	0	0
Currency/Interest Rate	(17,813)	0	(105)	0
Credit	(344)	0	0	0
Equity	(2,116,755)	0	0	0
Embedded Derivatives	2,885,016	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(246,548)	0	(105)	0
Total	$(246,742)	$4,581	$(14,094)	$(45,498)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$4,373	$13,509	$(6,694)	$22,964
Total cash flow hedges	4,373	13,509	(6,694)	22,964
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,974,212	0	0	0
Currency	250	0	0	0
Currency/Interest Rate	12,270	0	(36)	0
Credit	(5,872)	0	0	0
Equity	(1,931,846)	0	0	0
Embedded Derivatives	(8,450,728)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(4,401,714)	0	(36)	0
Total	$(4,397,341)	$13,509	$(6,730)	$22,964

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(130)	$2,665	$7,771	$27,184
Total cash flow hedges	(130)	2,665	7,771	27,184
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,571,885	0	0	0
Currency	681	0	0	0
Currency/Interest Rate	17,781	0	76	0
Credit	198	0	0	0
Equity	(145,305)	0	0	0
Embedded Derivatives	(2,982,189)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(536,949)	0	76	0
Total	$(537,079)	$2,665	$7,847	$27,184

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(850)	$8,375	$8,168	$30,689
Total cash flow hedges	(850)	8,375	8,168	30,689
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,328,630	0	0	0
Currency	930	0	0	0
Currency/Interest Rate	26,397	0	97	0
Credit	1,775	0	0	0
Equity	(2,378,529)	0	0	0
Embedded Derivatives	(5,747,312)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(2,768,109)	0	97	0
Total	$(2,768,959)	$8,375	$8,265	$30,689

(1)Net change in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$(287)
Amount recorded in AOCI
Currency/Interest Rate	34,152
Total amount recorded in AOCI	34,152
Amount reclassified from AOCI to income
Currency/Interest Rate	(11,188)
Total amount reclassified from AOCI to income	(11,188)
Balance, September 30, 2020	$22,677

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2020 values, it is estimated that a pre-tax gain of $16 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2021.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $248 million and $0 million as of September 30, 2020 and December 31, 2019, respectively. These credit derivatives are reported at fair value as an asset of $7 million and $0 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the notional amount of these credit derivatives had the following NAIC rating: $248 million in NAIC 3.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $27 million and $0 million reported as of September 30, 2020 and December 31, 2019, respectively with a fair value of $0 million for both periods.

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

	As of September 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$9,106,048	$13,216	$0	$9,119,264
Obligations of U.S. states and their political subdivisions	0	276,205	0	0	276,205
Foreign government bonds	0	182,881	0	0	182,881
U.S. corporate public securities	0	2,954,347	8,018	0	2,962,365
U.S. corporate private securities	0	1,546,023	68,535	0	1,614,558
Foreign corporate public securities	0	346,837	185	0	347,022
Foreign corporate private securities	0	1,238,125	60,653	0	1,298,778
Asset-backed securities(2)	0	789,844	19,607	0	809,451
Commercial mortgage-backed securities	0	706,637	302	0	706,939
Residential mortgage-backed securities	0	81,453	0	0	81,453
Subtotal	0	17,228,400	170,516	0	17,398,916
Fixed maturities, trading	0	826,228	4,666	0	830,894
Equity securities	4,794	38,881	6,180	0	49,855
Short-term investments	539,918	852,067	0	0	1,391,985
Cash equivalents	1,489,884	3,034,241	0	0	4,524,125
Other invested assets(3)	11,858	16,956,055	0	(16,963,144)	4,769
Other assets	0	0	40,765	0	40,765
Reinsurance recoverables	0	57,746	488,335	0	546,081
Receivables from parent and affiliates	0	56,906	0	0	56,906
Subtotal excluding separate account assets	2,046,454	39,050,524	710,462	(16,963,144)	24,844,296
Separate account assets(4)	0	30,093,780	0	0	30,093,780
Total assets	$2,046,454	$69,144,304	$710,462	$(16,963,144)	$54,938,076
Future policy benefits(5)	$0	$0	$21,325,619	$0	$21,325,619
Policyholders' account balances	0	0	303,060	0	303,060
Payables to parent and affiliates	0	7,170,819	0	(6,828,288)	342,531
Other liabilities	40,639	17,888	0	(7,090)	51,437
Total liabilities	$40,639	$7,188,707	$21,628,679	$(6,835,378)	$22,022,647

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$7,109,277	$10,547	$0	$7,119,824
Obligations of U.S. states and their political subdivisions	0	259,682	0	0	259,682
Foreign government bonds	0	222,884	0	0	222,884
U.S. corporate public securities	0	1,732,632	8,044	0	1,740,676
U.S. corporate private securities	0	1,155,464	51,875	0	1,207,339
Foreign corporate public securities	0	337,800	187	0	337,987
Foreign corporate private securities	0	1,169,324	44,161	0	1,213,485
Asset-backed securities(2)	0	425,613	18,825	0	444,438
Commercial mortgage-backed securities	0	578,289	0	0	578,289
Residential mortgage-backed securities	0	77,761	0	0	77,761
Subtotal	0	13,068,726	133,639	0	13,202,365
Fixed maturities, trading	0	378,734	4,464	0	383,198
Equity securities	5,314	46,942	5,247	0	57,503
Short-term investments	0	260,354	0	0	260,354
Cash equivalents	150,631	1,654,974	0	0	1,805,605
Other invested assets(3)	639	7,323,412	0	(7,324,049)	2
Other assets	0	0	8,059	0	8,059
Reinsurance recoverables	0	47,006	302,814	0	349,820
Receivables from parent and affiliates	0	2,573	0	0	2,573
Subtotal excluding separate account assets	156,584	22,782,721	454,223	(7,324,049)	16,069,479
Separate account assets(4)	0	32,665,431	0	0	32,665,431
Total assets	$156,584	$55,448,152	$454,223	$(7,324,049)	$48,734,910
Future policy benefits(5)	$0	$0	$11,822,998	$0	$11,822,998
Policyholders' account balances	0	0	196,892	0	196,892
Payables to parent and affiliates	0	3,198,440	0	(3,052,493)	145,947
Other liabilities	8,509	260	0	(639)	8,130
Total liabilities	$8,509	$3,198,700	$12,019,890	$(3,053,132)	$12,173,967

(1)“Netting” amounts represent cash collateral of $10,128 million and $4,271 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both September 30, 2020 and December 31, 2019, the fair values of such investments were $10.5 million.
(4)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(5)As of September 30, 2020, the net embedded derivative liability position of $21,326 million includes $289 million of embedded derivatives in an asset position and $21,615 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $11,823 million includes $583 million of embedded derivatives in an asset position and $12,406 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$54,937	Discounted cash flow	Discount rate	1.30%	25%	6.24%	Decrease
Reinsurance recoverables	$488,335	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$21,325,619	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.09%	1.59%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$303,060	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.09%	1.59%		Decrease
			Equity volatility curve	6%	38%		Increase

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$17,149	Discounted cash flow	Discount rate		4.79%		20%	8.66%		Decrease
		Market Comparables	EBITDA multiples(3)	6.7	X	6.7	X	6.7	X	Increase
Reinsurance recoverables	$302,814	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$11,822,998	Discounted cash flow	Lapse rate(6)		1%		18%			Decrease
			Spread over LIBOR(7)		0.10%		1.23%			Decrease
			Utilization rate(8)		43%		97%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)		0%		15%			Decrease
			Equity volatility curve		13%		23%			Increase
Policyholders' account balances(5)	$196,892	Discounted cash flow	Lapse rate(6)		1%		42%			Decrease
			Spread over LIBOR(7)		0.10%		1.23%			Decrease
			Equity volatility curve		6%		25%			Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.
(3)Represents multiples of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
(4)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
(5)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(6)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(7)The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(8)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of September 30, 2020 and December 31, 2019, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(10)The range reflects the mortality rates for the vast majority of business with living benefits, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$12,216	$0	$1,000	$0	$0	$0	$0	$0	$0	$13,216	$0
Corporate Securities(4)	123,389	1,827	13,775	7,775	0	(8,624)	(7,775)	7,819	(795)	137,391	1,689
Structured Securities(5)	18,128	169	1,899	0	0	(599)	0	312	0	19,909	157
Other assets:
Fixed maturities, trading	4,301	365	0	0	0	0	0	0	0	4,666	371
Equity securities	5,242	938	0	0	0	0	0	0	0	6,180	939
Other assets	27,136	2,844	10,789	0	0	(4)	0	0	0	40,765	2,840
Reinsurance recoverables	539,123	(55,075)	4,287	0	0	0	0	0	0	488,335	(51,944)
Liabilities:
Future policy benefits	(23,998,671)	2,964,808	0	0	(291,756)	0	0	0	0	(21,325,619)	2,776,482
Policyholders' account balances(6)	(226,072)	(34,565)	0	0	(42,423)	0	0	0	0	(303,060)	(22,855)

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$254	$0	$1,683	$59	$414	$0	$1,432
Other assets:
Fixed maturities, trading	0	371	0	(6)	0	371	0
Equity securities	0	938	0	0	0	939	0
Other assets	2,844	0	0	0	2,840	0	0
Reinsurance recoverables	(55,075)	0	0	0	(51,944)	0	0
Liabilities:
Future policy benefits	2,964,808	0	0	0	2,776,482	0	0
Policyholders' account balances	(34,565)	0	0	0	(22,855)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$10,547	$0	$2,669	$0	$0	$0	$0	$0	$0	$13,216	$0
Corporate Securities(4)	104,267	(4,337)	28,948	(1,190)	0	(14,434)	(7,775)	32,951	(1,039)	137,391	(6,353)
Structured Securities(5)	18,825	38	8,044	0	0	(1,674)	0	312	(5,636)	19,909	26
Other assets:
Fixed maturities, trading	4,464	202	0	0	0	0	0	0	0	4,666	218
Equity securities	5,247	933	0	0	0	0	0	0	0	6,180	934
Other assets	8,059	3,789	28,923	0	0	(6)	0	0	0	40,765	3,784
Reinsurance recoverables	302,814	172,671	12,850	0	0	0	0	0	0	488,335	178,844
Liabilities:
Future policy benefits	(11,822,998)	(8,644,255)	0	0	(858,366)	0	0	0	0	(21,325,619)	(8,923,218)
Policyholders' account balances(6)	(196,892)	(13,231)	0	0	(92,937)	0	0	0	0	(303,060)	9,727

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income	Included in other comprehensive income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$87	$0	$(4,442)	$56	$(567)	$0	$(5,760)
Other assets:
Fixed maturities, trading	0	218	0	(16)	0	218	0
Equity securities	0	933	0	0	0	934	0
Other assets	3,789	0	0	0	3,784	0	0
Reinsurance recoverables	172,671	0	0	0	178,844	0	0
Liabilities:
Future policy benefits	(8,644,255)	0	0	0	(8,923,218)	0	0
Policyholders' account balances	(13,231)	0	0	0	9,727	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$9,380	$0	$503	$0	$0	$0	$0	$0	$0	$9,883	$0
Corporate Securities(4)	71,071	(361)	10,340	0	0	(8,016)	0	0	0	73,034	(769)
Structured Securities(5)	19,725	296	0	0	0	(338)	0	0	0	19,683	0
Other assets:
Fixed maturities, trading	4,044	(84)	0	0	0	0	0	0	0	3,960	(79)
Equity securities	5,363	(254)	0	0	0	0	0	0	0	5,109	(254)
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	339,744	67,909	4,446	0	0	0	0	0	0	412,099	70,279
Liabilities:
Future policy benefits	(11,738,480)	(3,069,876)	0	0	(277,769)	0	0	0	0	(15,086,125)	(3,187,867)
Policyholders' account balances(6)	(121,102)	274	0	0	(33,107)	0	0	0	0	(153,935)	2,610

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(630)	$0	$515	$50	$(769)	$0
Other assets:
Fixed maturities, trading	0	(79)	0	(5)	0	(79)
Equity securities	0	(254)	0	0	0	(254)
Other assets	0	0	0	0	0	0
Reinsurance recoverables	67,909	0	0	0	70,279	0
Liabilities:
Future policy benefits	(3,069,876)	0	0	0	(3,187,867)	0
Policyholders' account balances	274	0	0	0	2,610	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other (2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$8,132	$0	$1,751	$0	$0	$0	$0	$0	$0	$9,883	$0
Corporate Securities(4)	85,452	262	17,653	0	0	(30,105)	0	1,790	(2,018)	73,034	(2,765)
Structured Securities(5)	9,336	825	44,273	0	0	(4,724)	0	551	(30,578)	19,683	(2)
Other assets:
Fixed maturities, trading	0	(1,061)	0	0	0	0	0	5,021	0	3,960	(1,051)
Equity securities	5,705	333	0	(929)	0	0	0	0	0	5,109	344
Other assets	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables	239,911	136,770	13,523	0	0	0	21,895	0	0	412,099	142,329
Liabilities:
Future policy benefits	(8,332,474)	(5,954,076)	0	0	(799,575)	0	0	0	0	(15,086,125)	(6,177,050)
Policyholders' account balances(6)	(42,350)	(12,804)	0	0	(98,781)	0	0	0	0	(153,935)	(8,672)

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Asset administration fees and other income	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Asset administration fees and other income
	(in thousands)
Fixed maturities, available-for-sale	$(2,530)	$0	$3,429	$188	$(2,767)	$0
Other assets:
Fixed maturities, trading	0	(1,051)	0	(10)	0	(1,051)
Equity securities	0	333	0	0	0	344
Other assets	0	0	0	0	0	0
Reinsurance recoverables	136,770	0	0	0	142,329	0
Liabilities:
Future policy benefits	(5,954,076)	0	0	0	(6,177,050)	0
Policyholders' account balances	(12,804)	0	0	0	(8,672)	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Other includes reclassifications of certain assets and liabilities between reporting categories.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(5)Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.
(6)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(7)Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	September 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,745,034	$1,745,034	$1,677,951
Policy loans	0	0	11,916	11,916	11,916
Short-term investments	423,500	0	0	423,500	423,500
Cash and cash equivalents	977,811	0	0	977,811	977,811
Accrued investment income	0	117,166	0	117,166	117,166
Reinsurance recoverables	0	0	52,422	52,422	51,665
Receivables from parent and affiliates	0	30,863	0	30,863	30,863
Other assets	0	2,143	340,274	342,417	342,417
Total assets	$1,401,311	$150,172	$2,149,646	$3,701,129	$3,633,289
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,226,866	$2,226,866	$2,208,818
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	379,137	0	379,137	373,086
Long-term debt	0	335,225	0	335,225	299,747
Reinsurance payables	0	0	45,400	45,400	45,400
Payables to parent and affiliates	0	42,184	0	42,184	42,184
Other liabilities	0	437,817	0	437,817	437,817
Separate account liabilities - investment contracts	0	33	0	33	33
Total liabilities	$0	$1,194,396	$2,272,266	$3,466,662	$3,407,085

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,512,283	$1,512,283	$1,471,522
Policy loans	0	0	12,366	12,366	12,366
Short-term investments	75,004	0	0	75,004	75,004
Cash and cash equivalents	687,558	302,000	0	989,558	989,558
Accrued investment income	0	102,724	0	102,724	102,724
Reinsurance recoverables	0	0	56,171	56,171	55,796
Receivables from parent and affiliates	0	10,192	50,587	60,779	60,192
Other assets	0	1,893	63,106	64,999	64,999
Total assets	$762,562	$416,809	$1,694,513	$2,873,884	$2,832,161
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$1,445,486	$1,445,486	$1,438,742
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt	0	245,617	0	245,617	242,094
Long-term debt	0	446,105	0	446,105	419,418
Reinsurance payables	0	0	50,035	50,035	50,035
Payables to parent and affiliates	0	39,209	0	39,209	39,209
Other liabilities	0	205,988	0	205,988	205,988
Separate account liabilities - investment contracts	0	54	0	54	54
Total liabilities	$0	$936,973	$1,495,521	$2,432,494	$2,395,540

(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

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

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$790,715	$621,510
Deferred policy acquisition costs	3,382,501	3,725,719
Deferred sales inducements	368,470	437,594
Value of business acquired	(2,120)	(2,275)
Other assets(2)	43,804	65,819
Policyholders’ account balances	3,301,271	3,253,474
Future policy benefits	15,676,899	8,328,777
Reinsurance payables(3)	188,463	235,318
Other liabilities(4)	582,105	337,909

(1)Includes $0.5 million and $0.2 million of unaffiliated activity as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes $(19.6) million and $(3.9) million of unaffiliated activity as of September 30, 2020 and December 31, 2019, respectively.
(3)Includes $1.5 million of unaffiliated activity at both September 30, 2020 and December 31, 2019.
(4)Includes $318.3 million and $60.4 million of unaffiliated activity as of September 30, 2020 and December 31, 2019, respectively.

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2020	December 31, 2019
	(in thousands)
Prudential Insurance	$579,379	$387,355
Pruco Life	210,835	233,933
Unaffiliated	501	222
Total reinsurance recoverables	$790,715	$621,510

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Premiums:
Direct	$6,161	$6,522	$20,376	$22,957
Assumed	8,630	6,355	27,060	25,848
Ceded	(855)	(371)	(1,908)	(563)
Net premiums	13,936	12,506	45,528	48,242
Policy charges and fee income:
Direct	102,669	119,509	304,593	363,540
Assumed	395,381	416,389	1,161,236	1,222,535
Ceded(1)	(8,610)	(8,746)	(23,838)	(26,201)
Net policy charges and fee income	489,440	527,152	1,441,991	1,559,874
Asset administration fees and other income:
Direct	26,244	44,616	132,081	124,587
Assumed	78,547	78,408	227,511	227,182
Ceded	(2,033)	(2,097)	(5,852)	(6,249)
Net asset administration fees and other income	102,758	120,927	353,740	345,520
Realized investment gains (losses), net:
Direct	(2,520,872)	1,644,998	1,878,766	1,404,528
Assumed	2,332,646	(2,243,942)	(6,422,045)	(4,290,175)
Ceded	(57,748)	61,677	163,850	111,946
Realized investment gains (losses), net	(245,974)	(537,267)	(4,379,429)	(2,773,701)
Policyholders' benefits (including change in reserves):
Direct	14,018	22,680	73,651	47,399
Assumed	30,844	48,154	181,079	82,130
Ceded(2)	(1,038)	(1,001)	(6,145)	(3,856)
Net policyholders' benefits (including change in reserves)	43,824	69,833	248,585	125,673
Interest credited to policyholders’ account balances:
Direct	40,428	27,944	73,983	49,289
Assumed	43,457	30,959	89,311	55,053
Ceded	(2,601)	(1,956)	(2,294)	(3,613)
Net interest credited to policyholders’ account balances	81,284	56,947	161,000	100,729
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	307,043	298,565	890,849	738,045

(1)Includes $(1.7) million and $(1.0) million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively, and $(2.4) million and $(1.0) million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes $0.1 million and $0.0 million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively, and $(0.3) million and $0.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company's income tax provision amounted to an income tax benefit of $(965) million, or 25.91% of income (loss) from operations before income taxes in the first nine months of 2020, compared to $(377) million, or 22.53%, in the first nine months of 2019. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income, tax credits, and the item discussed below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected effective tax rate an income tax benefit of $156 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. This amount is an estimate and will change if the amount of, and sources of, 2020 net taxable income are different from forecast.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2020 and 2019 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(934)	$429,546	$428,612
Change in OCI before reclassifications	(154)	1,586,843	1,586,689
Amounts reclassified from AOCI	0	(26,350)	(26,350)
Income tax benefit (expense)	32	(327,704)	(327,672)
Balance, September 30, 2020	$(1,056)	$1,662,335	$1,661,279

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	(244)	1,316,155	1,315,911
Amounts reclassified from AOCI	0	20,591	20,591
Income tax benefit (expense)	51	(280,717)	(280,666)
Balance, September 30, 2019	$(1,271)	$732,734	$731,463

(1)Includes cash flow hedges of $23 million and $0 million as of September 30, 2020 and December 31, 2019, respectively, and $27 million and $(4) million as of September 30, 2019 and December 31, 2018, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$(9,602)	$(10,305)	$11,188	$(15,693)
Net unrealized investment gains (losses) on available-for-sale securities	73	(1,199)	15,162	(4,898)
Total net unrealized investment gains (losses)(4)	(9,529)	(11,504)	26,350	(20,591)
Total reclassifications for the period	$(9,529)	$(11,504)	$26,350	$(20,591)

(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs and future policy benefits and other liabilities.

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

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	46	0	0	(10)	36
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	(60)	0	0	13	(47)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	693	0	(146)	547
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	121	(25)	96
Balance, September 30, 2020	$(14)	$693	$121	$(168)	$632

(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.
(2)"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.
(3)"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$736,930	$(156,175)	$(35,983)	$(115,226)	$429,546
Net investment gains (losses) on investments arising during the period	1,799,495	0	0	(377,895)	1,421,600
Reclassification adjustment for (gains) losses included in net income	(26,350)	0	0	5,534	(20,816)
Reclassification due to allowance for credit losses recorded during the period	60	0	0	(13)	47
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(197,485)	0	41,472	(156,013)
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	(16,027)	3,366	(12,661)
Balance, September 30, 2020	$2,510,135	$(353,660)	$(52,010)	$(442,762)	$1,661,703

(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.
(3)"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.
(4)"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended September 30, 2020 and 2019, and $0.1 million for both the nine months ended September 30, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million for both the nine months ended September 30, 2020 and 2019.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.9 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $61 million and $24 million for the three months ended September 30, 2020 and 2019, respectively, and $113 million and $74 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $5 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $11 million and $12 million for the nine months ended September 30, 2020 and 2019, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $6 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $16 million and $12 million for the nine months ended September 30, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $514 million and $391 million as of September 30, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a gain of $8 million and $3 million for the three months ended September 30, 2020 and 2019, respectively, and a gain of $5 million and $11 million for the nine months ended September 30, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $23 million and $24 million for the three months ended September 30, 2020 and 2019, respectively, and $66 million and $72 million for the nine months ended September 30, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees and other income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at September 30, 2020 and December 31, 2019 were as follows:

	Maturity Dates	Interest Rates			September 30, 2020	December 31, 2019
					(in thousands)
U.S. dollar fixed rate notes	2026 - 2027	2.62%	-	14.85%	$56,906	$52,573
Total notes receivable - affiliated(1)					$56,906	$52,573

(1)All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.2 million and $0.0 million at September 30, 2020 and December 31, 2019, respectively, and is included in “Other assets”. Revenues related to these assets were a gain of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and a gain of $1.1 million and a loss of $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, and are included in “Asset administration fees and other income”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2020 was as follow:

	Maturity Date	Interest Rate	September 30, 2020
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.66%	$74,005

The Company did not have any affiliated commercial mortgage loans outstanding at December 31, 2019.

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis.

Accrued interest receivable related to the loan was $0.2 million at September 30, 2020 and is included in "Accrued investment income". Revenues were $0.9 million for the three months ended September 30, 2020 and $1.2 million for the nine months ended September 30, 2020 and is included in "Net investment income".

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of September 30, 2020 and December 31, 2019:

Affiliate	Date Issued	Amount of Notes - September 30, 2020	Amount of Notes - December 31, 2019	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$37,468	$37,468	3.64%	12/6/2020
Prudential Insurance	4/20/2016	103,039	103,039	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.64%	12/15/2020
Prudential Insurance	4/20/2016	93,671	93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Prudential Funding LLC	12/16/2019	0	1,298	2.02%	1/16/2020
Prudential Funding LLC	12/17/2019	0	1,478	2.02%	1/15/2020
Prudential Funding LLC	12/17/2019	0	502	2.02%	1/16/2020
Prudential Funding LLC	12/18/2019	0	4,638	2.02%	1/16/2020
Prudential Funding LLC	9/25/2020	387	0	0.26%	10/26/2020
Prudential Funding LLC	9/25/2020	2,962	0	0.26%	10/26/2020
Prudential Funding LLC	9/28/2020	4,014	0	0.26%	10/23/2020
Prudential Funding LLC	9/28/2020	325	0	0.26%	10/23/2020
Prudential Funding LLC	9/29/2020	194	0	0.26%	10/30/2020
Prudential Funding LLC	9/30/2020	11,355	0	0.26%	10/30/2020
Total Loans Payable to Affiliates		$672,833	$661,512

The total interest expense to the Company related to loans and other payables to affiliates was $9 million and $38 million for the three months ended September 30, 2020 and 2019, respectively, and $45 million and $78 million for the nine months ended September 30, 2020 and 2019, respectively.

Contributed Capital and Dividends

Through September 2020 and December 2019, the Company did not receive any capital contributions.

In March, June and September 2020, there was a $207 million, $173 million and $192 million return of capital, respectively, to PAI. In March, June, September and December 2019, there was a $245 million, $247 million, $245 million and $241 million return of capital, respectively, to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2020 and December 31, 2019, the outstanding balances on these commitments were $3 million and $43 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of September 30, 2020, which is a change of $0.0 million for the three and nine months ended September 30, 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2020 and December 31, 2019, $279 million and $207 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three and nine months ended September 30, 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2020, compared with December 31, 2019, and its results of operations for the three and nine months ended September 30, 2020 and 2019. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements”, the "Risk Factors" section and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. In our Individual Annuities business, we expect account values and fee income will continue to be impacted by capital market movements. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. These actions included a pivot to less rate-sensitive products with the decision to discontinue sales of traditional variable annuities with guaranteed living benefits effective December 31, 2020. In addition, while our distribution platforms include a suite of digital, hybrid, and in-person options, mandated social distancing has limited in-person engagement between customers and financial professionals. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term. In addition, we expect account values and fee income will be impacted by market volatility.

•Results of Operations. For the three months and nine months ended September 30, 2020 we reported a net loss of $182 million and $2,759 million, respectively, as unfavorable financial market conditions had a substantial negative effect on reported results. See “Results of Operations” for a discussion of results for the third quarter and the first nine months of 2020.

•Liquidity. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources-Liquidity” for a discussion of our liquidity.

•Capital Resources. As of September 30, 2020, we maintained capital levels consistent with our ratings targets. However, market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources, or using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act ("TCJA") and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 7 to the Unaudited Interim Financial Statements for more information.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•DAC, DSI and VOBA;
•Policyholder liabilities;
•Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than temporary impairments ("OTTI");
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2020, we assume an 8.0% long-term equity expected rate of return and a 3.5% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board ("FASB") on August 15, 2018 and is expected to have a significant impact on the Company's Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $7 billion from $59 billion at December 31, 2019 to $66 billion at September 30, 2020. Significant components were:
•Total investments and Cash and cash equivalents increased $9 billion primarily driven by derivative collateral postings, cash flows from insurance operations and unrealized gains on investments due to declining interest rates, partially offset by return of capital;
Partially offset by:
•Separate account assets decreased $3 billion primarily driven by net outflows and policy charges, largely offset by market appreciation driven by favorable equity markets.
Total liabilities increased $9 billion from $53 billion at December 31, 2019 to $62 billion at September 30, 2020. Significant components were:
•Future policy benefits increased $10 billion primarily driven by an increase in reserves related to our variable annuity living benefit guarantees due to declining interest rates and the widening of credit spreads, partially offset by a favorable non-performance risk ("NPR") adjustment; and
•Policyholders' account balances increased $2 billion primarily driven by incremental general account product sales;
Partially offset by:
•Separate account liabilities decreased $3 billion, corresponding to the decrease in Separate account assets, as discussed above.
Total equity decreased $2.1 billion from $5.5 billion at December 31, 2019 to $3.4 billion at September 30, 2020, primarily driven by an after-tax net loss of $2.8 billion and return of capital of $0.6 billion, partially offset by unrealized gains on investments of $1.8 billion, as discussed above.

Results of Operations
Income (loss) from Operations before Income Taxes
Three Months Comparison

Losses from operations before income taxes decreased $238 million from a loss of $286 million for the three months ended September 30, 2019 to a loss of $48 million for the three months ended September 30, 2020 primarily driven by:

•Unfavorable comparative impact on our capital hedge programs driven by incremental derivative positions added, partially offset by a favorable comparative impact on our duration management swaps as a result of rising rates in the current period compared to declining rates in prior period, offset by;
•Decrease in reserves on our variable annuity living benefit guarantees, net of DAC primarily driven by tightening of credit spreads, partially offset by an unfavorable NPR adjustment and unfavorable hedge breakage driven by tightening of credit spreads in the current quarter. Prior period quarter reflected an increase in these reserves primarily driven by declining interest rates, partially offset by a favorable NPR adjustment.

Nine Months Comparison

Losses from operations before income taxes increased $2,051 million from a loss of $1,673 million for the nine months ended September 30, 2019 to a loss of $3,724 million for the nine months ended September 30, 2020. Excluding a favorable comparative impact of our annual reviews and update of assumptions and other refinements, losses from operations increased $2,148 million primarily driven by:
•Unfavorable comparative impact of our capital hedge programs driven by incremental derivative positions added;
•Increase in reserves related to our variable annuity living benefit guarantees, net of DAC primarily driven by declining interest rates, widening of credit spreads and unfavorable hedge breakage, partially offset by a favorable NPR adjustment in the current year. Prior year period reflected an increase in these primarily driven by declining interest rates and unfavorable NPR adjustment; and
•Higher Amortization of deferred acquisition costs due to changes to expected gross profits reflecting change in market conditions. Also contributing are higher Policyholders' benefits driven by our guaranteed minimum death benefits due to unfavorable market conditions, resulting in higher reserve provisions.

The following table provides the net impact to the Unaudited Interim Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions(2)
Net hedging impact(3)	$(325)	$(8)	$(1,333)	$(145)
Change in portions of U.S. GAAP liability, before NPR(4)	1,303	(1,273)	(3,159)	(1,704)
Change in the NPR adjustment	(541)	1,071	2,192	315
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	437	(210)	(2,300)	(1,534)
Related benefit (charge) to amortization of DAC and other costs	(112)	(17)	243	214
Net impact of assumption updates and other refinements	0	0	199	13
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$325	$(227)	$(1,858)	$(1,307)
(1)Positive amount represents income; negative amount represents a loss.
(2)Excluding impact of assumption updates and other refinements.
(3)Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.
(4)Represents risk margins and valuation methodology differences between the economic liability managed by the ALM Strategy and the U.S. GAAP liability.

For the three months ended September 30, 2020, the gain of $325 million primarily reflected the impact of a $437 million net benefit from the changes in the U.S. GAAP embedded derivative and hedge positions. This net benefit was primarily driven by the impact of tightening of credit spreads on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target. Partially offsetting these benefits is an unfavorable NPR adjustment and hedge breakage driven by tightening of credit spreads. These net gains were partially offset by a charge related to the amortization of DAC and other costs of $112 million.

For the nine months ended September 30, 2020, the loss of $1,858 million primarily reflected the impact of a $2,300 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by the impact of declining interest rates and widening of credit spreads on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target and unfavorable breakage as discussed above. This decrease was partially offset by a favorable NPR adjustment, a benefit related to the amortization of DAC and other costs of $243 million, as well as the impact of a $199 million net benefit from our annual reviews and update of assumptions and other refinements.
For the three months ended September 30, 2019, the loss of $227 million primarily reflected the impact of a $210 net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. The net charge was primarily driven by the impact of declining interest rates on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target, partially offset by a favorable NPR adjustment.
For the nine months ended September 30, 2019, the loss of $1,307 primarily reflected the impact of a $1,534 million net charge due to changes in the U.S. GAAP embedded derivative and hedge positions. The net charge was primarily driven by the impact of declining interest rates on the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target and unfavorable NPR adjustment.

Revenues, Benefits and Expenses
Three Months Comparison

Revenues increased $232 million from a gain of $273 million for the three months ended September 30, 2019 to a gain of $505 million for the three months ended September 30, 2020 primarily driven by Realized investment gains (losses), net resulting from:
•Decrease in reserves related to our variable annuity living benefit guarantees primarily driven by tightening of credit spreads, partially offset by an unfavorable NPR adjustment and unfavorable hedge breakage driven by tightening of credit spreads, as well as a favorable comparative impact on our duration management swaps as a result of rising rates in the current period compared to declining rates in prior period. Also contributing to this decrease is an unfavorable comparative impact on our capital hedge programs driven by incremental derivative positions added in the current quarter. Prior period quarter reflected an increase in these reserves primarily driven by declining interest, partially offset by a favorable NPR adjustment;
Partially offset by:
•Lower Policy charges and fee income reflecting certain products reaching contractual milestones for fee tier reduction and lower average account values resulting from net outflows, which were partially offset by market appreciation.
Benefits and expenses decreased $7 million from an expense of $559 million for the three months ended September 30, 2019 to an expense of $552 million for the three months ended September 30, 2020 driven by:
•Lower Commission expense driven by less reinsurance commission and expense allowance incurred due to lower sales; and
•Lower General, administrative and other expenses primarily driven by lower short-term interest expense.
Partially offset by:
•Higher Amortization of deferred policy acquisition costs driven by changes to expected gross profits reflecting change in market conditions.

Nine Months Comparison

Revenues decreased $1,698 million from a loss of $414 million for the nine months ended September 30, 2019 to a loss of $2,112 million for the nine months ended September 30, 2020. Excluding the favorable comparative impacts of our annual reviews and update to our assumptions and other refinements, Revenues decreased by $1,798 million primarily driven by:
•Realized investment gains (losses), net increased reflecting an unfavorable comparative impact on our capital hedge programs driven by incremental derivative positions added; and

•Unfavorable impact due to an increase in reserves related to our variable annuity living benefit guarantees primarily driven by declining interest rates, widening of credit spreads and unfavorable hedge breakage, partially offset by a favorable NPR adjustment in the current year. Prior year period reflected an increase in these reserves primarily driven by declining interest rates and unfavorable NPR adjustment.
Benefits and expenses increased $352 million from $1,260 million for the nine months ended September 30, 2019 to $1,612 million for the nine months ended September 30, 2020. Excluding the impacts of our annual reviews and update to our assumptions and other refinements, which was relatively flat, the increase is primarily driven by:
•Higher Amortization of deferred policy acquisition costs driven by changes to expected gross profits reflecting change in market conditions; and
•Higher Policyholders' benefits driven by our guaranteed minimum death benefits due to unfavorable market conditions, resulting in higher reserve provisions.

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

	As of September 30, 2020	As of December 31, 2019
	(in millions)
U.S. GAAP liability (including NPR)	$21,326	$11,823
NPR adjustment	5,459	3,245
Subtotal	26,785	15,068
Adjustments including risk margins and valuation methodology differences	(6,850)	(4,111)
Economic liability managed through the ALM strategy	$19,935	$10,957
As of September 30, 2020, the fair value of our fixed income instruments and derivative assets exceed our economic liability.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first nine months of the year we took the following significant management actions to enhance our liquidity and capital position:
•We executed additional capital hedges that protect a portion of the capital position against additional declines in the equity markets; and
•We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

Liquidity. The Company continues to operate with significant liquid resources; nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. Any need to increase the use of our alternative sources of liquidity, may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.
Capital. As of September 30, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair value of our investment portfolio, which would negatively impact our statutory capital. Adverse market conditions could require us to take additional management actions to maintain capital consistent with ratings objectives, which may include redeploying financial resources from internal sources or, using available external sources of capital or seeking additional sources.

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

The Company has returned capital to its parent, PAI, for the periods indicated below.

Return of Capital
(in millions)
September 30, 2020	$192
June 30, 2020	$173
March 31, 2020	$207
December 31, 2019	$241
September 30, 2019	$245

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2020 and December 31, 2019, the Company had liquid assets of $26 billion and $17 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $7 billion and $3 billion as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $17 billion, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first nine months of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results of our business, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
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
Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality or policyholder behavior assumptions we used to price our products.
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
Date: November 12, 2020