Form 10-Q
period 2021-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2021-05-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2021, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
Prudential Annuities Life Assurance Corporation meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of certain risks relating to our business and investment in our securities.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
March 31, 2021 and December 31, 2020 (in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$735; 2020-$686) (amortized cost: 2021-$11,178,085; 2020-$16,177,891)	$11,525,964	$18,584,685
Fixed maturities, trading, at fair value (amortized cost: 2021-$4,002,146; 2020-$1,017,771)	3,546,185	1,114,142
Equity securities, at fair value (cost: 2021-$283,560; 2020-$279,096)	276,886	288,082
Commercial mortgage and other loans (net of $7,001 and $7,382 allowance for credit losses at March 31, 2021 and December 31, 2020, respectively)	1,794,798	1,765,770
Policy loans	11,659	11,806
Short-term investments	13,393	318,161
Other invested assets (includes $90,283 and $204,863 of assets measured at fair value at March 31, 2021 and December 31, 2020, respectively)	710,252	818,810
Total investments	17,879,137	22,901,456
Cash and cash equivalents	1,809,484	1,069,211
Deferred policy acquisition costs	4,161,890	4,237,780
Accrued investment income	99,519	121,604
Reinsurance recoverables	543,849	694,040
Income taxes	1,330,481	1,448,714
Value of business acquired	27,126	27,247
Deferred sales inducements	674,311	714,598
Receivables from parent and affiliates	88,712	87,620
Other assets	583,922	767,540
Separate account assets	32,146,468	32,205,296
TOTAL ASSETS	$59,344,899	$64,275,106
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$11,712,823	$18,560,891
Policyholders’ account balances	10,958,077	9,181,459
Payables to parent and affiliates	243,276	47,345
Short-term debt	119,671	119,671
Long-term debt	299,747	299,747
Reinsurance payables	160,279	178,860
Other liabilities	718,495	980,692
Separate account liabilities	32,146,468	32,205,296
Total liabilities	56,358,836	61,573,961
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	4,382,936	4,382,936
Retained earnings / (accumulated deficit)	(1,519,537)	(3,217,350)
Accumulated other comprehensive income (loss)	120,164	1,533,059
Total equity	2,986,063	2,701,145
TOTAL LIABILITIES AND EQUITY	$59,344,899	$64,275,106

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended March 31,
	2021	2020
REVENUES
Premiums	$15,762	$16,579
Policy charges and fee income	507,583	496,869
Net investment income	139,259	123,037
Asset management and service fees(1)	103,521	97,850
Other income (loss)(1)	(773,292)	47,283
Realized investment gains (losses), net	3,129,136	(757,691)
TOTAL REVENUES	3,121,969	23,927
BENEFITS AND EXPENSES
Policyholders’ benefits	29,628	242,529
Interest credited to policyholders’ account balances	147,910	112,970
Amortization of deferred policy acquisition costs	342,576	429,518
Commission expense	165,315	218,074
General, administrative and other expenses	52,776	79,112
TOTAL BENEFITS AND EXPENSES	738,205	1,082,203
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	2,383,764	(1,058,276)
Income tax expense (benefit)	493,951	(237,488)
NET INCOME (LOSS)	$1,889,813	$(820,788)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	49	(483)
Net unrealized investment gains (losses)	(1,788,524)	1,280,088
Total	(1,788,475)	1,279,605
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(375,580)	268,717
Other comprehensive income (loss), net of taxes	(1,412,895)	1,010,888
Comprehensive income (loss)	$476,918	$190,100
(1) Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$4,382,936	$(3,217,350)	$1,533,059	$2,701,145
Return of capital		0			0
Dividend to parent			(192,000)		(192,000)
Comprehensive income (loss):
Net income (loss)			1,889,813		1,889,813
Other comprehensive income (loss), net of tax				(1,412,895)	(1,412,895)
Total comprehensive income (loss)					476,918
Balance, March 31, 2021	$2,500	$4,382,936	$(1,519,537)	$120,164	$2,986,063

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
Cumulative effect of adoption of accounting changes(1)			(1,392)		(1,392)
Return of capital		(207,000)			(207,000)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			(820,788)		(820,788)
Other comprehensive income (loss), net of tax				1,010,888	1,010,888
Total comprehensive income (loss)					190,100
Balance, March 31, 2020	$2,500	$4,935,936	$(868,873)	$1,439,500	$5,509,063

(1) Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,889,813	$(820,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(331)	(31)
Realized investment (gains) losses, net	(3,129,136)	757,691
Depreciation and amortization	5,669	145
Interest credited to policyholders’ account balances	147,910	112,970
Change in:
Future policy benefits	289,900	498,277
Accrued investment income	22,085	(4,676)
Net receivables from/payables to parent and affiliates	(10,134)	8,112
Deferred sales inducements	(965)	(582)
Deferred policy acquisition costs	243,468	340,757
Income taxes	493,813	(237,653)
Reinsurance recoverables, net	(12,290)	(7,176)
Derivatives, net	(4,325,229)	12,740,695
Other, net	753,618	4,824
Cash flows from (used in) operating activities	(3,631,809)	13,392,565
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	7,898,232	267,555
Fixed maturities, trading	2,015,501	38
Equity securities	1,333	1,026
Commercial mortgage and other loans	20,850	7,953
Policy loans	292	307
Other invested assets	5,058	12,759
Short-term investments	307,947	374,890
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,847,341)	(686,699)
Fixed maturities, trading	(5,201,320)	0
Equity securities	(5,730)	(11,648)
Commercial mortgage and other loans	(56,582)	(60,454)
Policy loans	(30)	(70)
Other invested assets	(4,799)	(45,053)
Short-term investments	(3,194)	(2,057,951)
Derivatives, net	(34,308)	(232,861)
Cash flows from (used in) investing activities	3,095,909	(2,430,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	2,503,057	1,478,968
Ceded policyholders' account deposits	(3,536)	(26,187)
Policyholders' account withdrawals	(1,029,911)	(1,029,198)
Ceded policyholders' account withdrawals	4,072	9,447
Net increase/(decrease) in short-term borrowing	0	(7,916)
Drafts outstanding	(3,171)	(10,701)
Distribution to parent	(192,000)	(207,000)
Other, net	(2,338)	(19,573)
Cash flows from (used in) financing activities	1,276,173	187,840
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	740,273	11,150,197
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,069,211	2,795,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,809,484	$13,945,360
Significant Non-Cash Transactions
There were no significant non-cash transactions for the three months ended March 31, 2021 and 2020.

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

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products; value of business acquired ("VOBA") and its amortization; amortization of deferred sales inducements ("DSI"); valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of March 31, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$914,937	$30,951	$10,334	$0	$935,554
Obligations of U.S. states and their political subdivisions	302,372	12,297	2,340	0	312,329
Foreign government bonds	172,078	16,143	896	0	187,325
U.S. public corporate securities	3,785,253	167,327	71,551	0	3,881,029
U.S. private corporate securities	1,767,324	88,125	14,741	720	1,839,988
Foreign public corporate securities	902,623	18,051	14,049	0	906,625
Foreign private corporate securities	1,457,455	102,363	11,411	15	1,548,392
Asset-backed securities(1)	975,298	9,902	212	0	984,988
Commercial mortgage-backed securities	835,555	35,109	10,722	0	859,942
Residential mortgage-backed securities(2)	65,190	4,635	33	0	69,792
Total fixed maturities, available-for-sale	$11,178,085	$484,903	$136,289	$735	$11,525,964

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, equipment leases and other asset types.
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

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, equipment leases and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$144,565	$10,334	$0	$0	$144,565	$10,334
Obligations of U.S. states and their political subdivisions	79,297	2,340	0	0	79,297	2,340
Foreign government bonds	18,554	884	78	12	18,632	896
U.S. public corporate securities	1,864,779	70,888	15,462	663	1,880,241	71,551
U.S. private corporate securities	319,025	12,473	16,442	2,266	335,467	14,739
Foreign public corporate securities	608,178	13,056	31,663	993	639,841	14,049
Foreign private corporate securities	212,996	8,010	43,527	3,401	256,523	11,411
Asset-backed securities	99,710	189	33,668	23	133,378	212
Commercial mortgage-backed securities	202,581	10,722	0	0	202,581	10,722
Residential mortgage-backed securities	5,271	30	78	3	5,349	33
Total fixed maturities, available-for-sale	$3,554,956	$128,926	$140,918	$7,361	$3,695,874	$136,287

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$244,507	$12,686	$0	$0	$244,507	$12,686
Obligations of U.S. states and their political subdivisions	9,440	156	0	0	9,440	156
Foreign government bonds	257	1	87	3	344	4
U.S. public corporate securities	117,755	1,335	2,185	26	119,940	1,361
U.S. private corporate securities	35,411	2,614	16,071	2,092	51,482	4,706
Foreign public corporate securities	69,610	408	0	0	69,610	408
Foreign private corporate securities	11,679	188	50,809	2,663	62,488	2,851
Asset-backed securities	219,535	320	246,535	1,285	466,070	1,605
Commercial mortgage-backed securities	45,617	102	0	0	45,617	102
Residential mortgage-backed securities	0	0	80	3	80	3
Total fixed maturities, available-for-sale	$753,811	$17,810	$315,767	$6,072	$1,069,578	$23,882

As of March 31, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $128.7 million and $17.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.6 million and $6.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2021, the $7.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the transportation, consumer non-cyclical, energy and industrial other sectors. As of December 31, 2020, the $6.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the transportation, consumer non-cyclical and energy sectors and in asset-backed securities.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$303,632	$307,998
Due after one year through five years	2,815,832	2,890,358
Due after five years through ten years	2,566,636	2,671,469
Due after ten years	3,615,942	3,741,417
Asset-backed securities	975,298	984,988
Commercial mortgage-backed securities	835,555	859,942
Residential mortgage-backed securities	65,190	69,792
Total fixed maturities, available-for-sale	$11,178,085	$11,525,964

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,557,132	$195,978
Proceeds from maturities/prepayments	138,524	78,080
Gross investment gains from sales and maturities	1,136,902	7,480
Gross investment losses from sales and maturities	(55,349)	(180)
Write-downs recognized in earnings(2)	0	(693)
(Addition to) release of allowance for credit losses	(49)	(186)

(1)Includes $(202.6) million and $6.5 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2021 and 2020, respectively.
(2)Amounts represent write-downs on securities actively marketed for sale.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$686	$0	$0	$0	$686
Additions to allowance for credit losses not previously recorded	0	0	432	0	0	0	432
Reductions for securities sold during the period	0	0	(6)	0	0	0	(6)
Addition (reductions) on securities with previous allowance	0	0	(377)	0	0	0	(377)
Balance, end of period	$0	$0	$735	$0	$0	$0	$735

	Three Months Ended March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	186	0	0	0	186
Balance, end of period	$0	$0	$186	$0	$0	$0	$186

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended March 31, 2021 and 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2021 and December 31, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(15.7) million and $(1.6) million during the three months ended March 31, 2021 and 2020, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$363,747	20.2%	$369,764	20.9%
Hospitality	18,064	1.0	16,679	0.9
Industrial	607,002	33.7	590,231	33.3
Office	362,173	20.1	374,107	21.1
Other	224,733	12.5	187,643	10.6
Retail	129,817	7.2	130,154	7.3
Total commercial mortgage loans	1,705,536	94.7	1,668,578	94.1
Agricultural property loans	96,263	5.3	104,574	5.9
Total commercial mortgage and agricultural property loans	1,801,799	100.0%	1,773,152	100.0%
Allowance for credit losses	(7,001)		(7,382)
Total net commercial mortgage and agricultural property loans	$1,794,798		$1,765,770

As of March 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (24%), Texas (14%) and New York (10%)) and included loans secured by properties in Europe (15%) and Australia (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$7,116	$266	$7,382	$2,622	$41	$2,663
Cumulative effect of adoption of ASU 2016-13	0	0	0	3,118	39	3,157
Addition to (release of) allowance for expected losses	(379)	(2)	(381)	363	99	462
Allowance, end of period	$6,737	$264	$7,001	$6,103	$179	$6,282

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2021, the decrease in the allowance for credit losses on commercial mortgage and other loans was reflecting the improving credit environment. For the three months ended March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$38,560	$0	$113,410	$43,037	$115,447	$427,874	$738,328
60%-69.99%	14,075	175,627	201,021	52,873	116,336	103,477	663,409
70%-79.99%	0	80,023	51,172	10,745	53,558	107,204	302,702
80% or greater	0	0	0	0	0	1,097	1,097
Total	$52,635	$255,650	$365,603	$106,655	$285,341	$639,652	$1,705,536
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$52,635	$255,650	$342,820	$106,655	$285,341	$589,367	$1,632,468
1.0 - 1.2x	0	0	22,783	0	0	22,084	44,867
Less than 1.0x	0	0	0	0	0	28,201	28,201
Total	$52,635	$255,650	$365,603	$106,655	$285,341	$639,652	$1,705,536
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$3,750	$47,126	$13,740	$1,249	$0	$28,213	$94,078
60%-69.99%	0	2,185	0	0	0	0	2,185
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$3,750	$49,311	$13,740	$1,249	$0	$28,213	$96,263
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$3,750	$49,311	$13,740	$1,249	$0	$24,632	$92,682
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	3,581	3,581
Total	$3,750	$49,311	$13,740	$1,249	$0	$28,213	$96,263

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

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,705,536	$0	$0	$0	$1,705,536	$0
Agricultural property loans	96,263	0	0	0	96,263	0
Total	$1,801,799	$0	$0	$0	$1,801,799	$0

(1)As of March 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,668,578	$0	$0	$0	$1,668,578	$0
Agricultural property loans	104,574	0	0	0	104,574	0
Total	$1,773,152	$0	$0	$0	$1,773,152	$0

(1)As of December 31, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2021 and December 31, 2020.

For both the three months ended March 31, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$31,864	$28,955
Hedge funds	343,299	340,951
Real estate-related	244,806	244,041
Subtotal equity method	619,969	613,947
Fair value:
Private equity	3,696	4,220
Hedge funds	139	172
Real estate-related	6,295	6,220
Subtotal fair value	10,130	10,612
Total LPs/LLCs	630,099	624,559
Derivative instruments	80,153	194,251
Total other invested assets	$710,252	$818,810

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$93,436	$116,342
Equity securities	60	1
Commercial mortgage and other loans	5,091	4,828
Policy loans	11	11
Short-term investments and cash equivalents	649	158
Other(1)	272	264
Total accrued investment income	$99,519	$121,604

(1)Primarily includes affiliated accrued income.

There were no write-downs on accrued investment income for both the three months ended March 31, 2021 and 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$109,041	$100,734
Fixed maturities, trading	6,480	2,581
Equity securities	952	67
Commercial mortgage and other loans	15,269	13,182
Policy loans	(20)	127
Other invested assets	14,091	(12,713)
Short-term investments and cash equivalents	442	25,452
Gross investment income	146,255	129,430
Less: investment expenses	(6,996)	(6,393)
Net investment income	$139,259	$123,037

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities(1)	$1,081,504	$6,422
Commercial mortgage and other loans	300	(342)
Derivatives	2,045,560	(764,540)
Other invested assets	1,745	500
Short-term investments and cash equivalents	27	269
Realized investment gains (losses), net	$3,129,136	$(757,691)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$45	$2
Fixed maturity securities, available-for-sale without an allowance	348,569	2,407,478
Derivatives designated as cash flow hedges(1)	(40,003)	(43,000)
Affiliated notes, available-for-sale	2,751	4,629
Net unrealized gains (losses) on investments	$311,362	$2,369,109

(1)For more information on cash flow hedges, see Note 4.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2021 and December 31, 2020, the Company had no repurchase agreements or securities lending transactions.

4.    DERIVATIVES AND HEDGING

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	March 31, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,403,565	$24,141	$(71,345)	$1,376,290	$23,167	$(82,625)
Total Derivatives Designated as Hedge Accounting Instruments	$1,403,565	$24,141	$(71,345)	$1,376,290	$23,167	$(82,625)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$4,713,300	$3,401	$(7,564)	$4,597,200	$2,755	$(1,621)
Interest Rate Swaps	154,911,591	6,599,563	(12,720,544)	131,129,200	12,448,036	(9,540,941)
Interest Rate Options	10,148,000	111,391	(166,887)	10,198,000	608,538	(178,563)
Interest Rate Forwards	505,000	3,337	(24,254)	75,000	464	0
Foreign Currency
Foreign Currency Forwards	36,228	200	(100)	34,988	4	(557)
Currency/Interest Rate
Foreign Currency Swaps	253,453	7,818	(7,457)	228,117	7,939	(8,440)
Credit
Credit Default Swaps	1,095,000	25,852	(19)	1,574,173	38,875	(52)
Equity
Equity Futures	4,459,416	20,678	(2,374)	5,558,882	9,424	(24,688)
Total Return Swaps	19,541,904	121,378	(450,633)	22,121,729	62,362	(1,162,907)
Equity Options	41,210,913	508,706	(855,838)	23,856,379	1,617,672	(952,452)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$236,874,805	$7,402,324	$(14,235,670)	$199,373,668	$14,796,069	$(11,870,221)
Total Derivatives(1)(2)	$238,278,370	$7,426,465	$(14,307,015)	$200,749,958	$14,819,236	$(11,952,846)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $10,512 million and $17,314 million as of March 31, 2021 and December 31, 2020, respectively included in “Future policy benefits” and $986 million and $580 million as of March 31, 2021 and December 31, 2020, respectively included in “Policyholders’ account balances". Other assets included $63 million and $54 million as of March 31, 2021 and December 31, 2020, respectively. Other liabilities included $21 million and $35 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $332 million and $471 million as of March 31, 2021 and December 31, 2020, respectively.
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

	March 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$7,426,465	$(7,346,312)	$80,153	$0	$80,153
Securities purchased under agreements to resell	260,000	0	260,000	(260,000)	0
Total Assets	$7,686,465	$(7,346,312)	$340,153	$(260,000)	$80,153
Offsetting of Financial Liabilities:
Derivatives(1)	$14,307,015	$(14,099,180)	$207,835	$(207,835)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$14,307,015	$(14,099,180)	$207,835	$(207,835)	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$14,819,236	$(14,624,985)	$194,251	$0	$194,251
Securities purchased under agreements to resell	150,000	0	150,000	(150,000)	0
Total Assets	$14,969,236	$(14,624,985)	$344,251	$(150,000)	$194,251
Offsetting of Financial Liabilities:
Derivatives(1)	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,405	$4,339	$6,572	$2,997
Total cash flow hedges	1,405	4,339	6,572	2,997
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,744,843)	0	0	0
Currency	45	0	0	0
Currency/Interest Rate	3,227	0	(16)	0
Credit	2,323	0	0	0
Equity	(929,620)	0	0	0
Embedded Derivatives	6,713,023	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	2,044,155	0	(16)	0
Total	$2,045,560	$4,339	$6,556	$2,997

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,855	$4,259	$16,943	$102,856
Total cash flow hedges	1,855	4,259	16,943	102,856
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,049,901	0	0	0
Currency	1,030	0	0	0
Currency/Interest Rate	41,849	0	72	0
Credit	(7,157)	0	0	0
Equity	5,015,288	0	0	0
Embedded Derivatives	(12,867,306)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(766,395)	0	72	0
Total	$(764,540)	$4,259	$17,015	$102,856

(1)Net change in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(43,000)
Amount recorded in AOCI
Currency/Interest Rate	15,313
Total amount recorded in AOCI	15,313
Amount reclassified from AOCI to income
Currency/Interest Rate	(12,316)
Total amount reclassified from AOCI to income	(12,316)
Balance, March 31, 2021	$(40,003)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2021 values, it is estimated that a pre-tax gain of $16 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2022.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $1,094 million and $1,568 million as of March 31, 2021 and December 31, 2020, respectively. These credit derivatives are reported at fair value as an asset of $26 million and $39 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the notional amount of these credit derivatives had the following NAIC rating: $1,094 million and $1,568 million in NAIC 3.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $1 million and $6 million reported as of March 31, 2021 and December 31, 2020, respectively, with a fair value of $0 million for both periods.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$920,554	$15,000	$	$935,554
Obligations of U.S. states and their political subdivisions	0	312,329	0		312,329
Foreign government bonds	0	187,325	0		187,325
U.S. corporate public securities	0	3,881,029	0		3,881,029
U.S. corporate private securities	0	1,754,631	85,357		1,839,988
Foreign corporate public securities	0	906,422	203		906,625
Foreign corporate private securities	0	1,468,042	80,350		1,548,392
Asset-backed securities(2)	0	968,032	16,956		984,988
Commercial mortgage-backed securities	0	859,942	0		859,942
Residential mortgage-backed securities	0	69,792	0		69,792
Subtotal	0	11,328,098	197,866		11,525,964
Fixed maturities, trading	0	3,541,058	5,127		3,546,185
Equity securities	220,575	42,145	4,166		266,886
Short-term investments	0	1,044	12,349		13,393
Cash equivalents	94,999	975,703	100		1,070,802
Other invested assets(3)	83,490	7,342,975	0	(7,346,312)	80,153
Other assets	0	0	63,072		63,072
Reinsurance recoverables	0	60,799	271,390		332,189
Receivables from parent and affiliates	0	54,147	0		54,147
Subtotal excluding separate account assets	399,064	23,345,969	554,070	(7,346,312)	16,952,791
Separate account assets(4)	0	32,146,468	0		32,146,468
Total assets	$399,064	$55,492,437	$554,070	$(7,346,312)	$49,099,259
Future policy benefits(5)	$0	$0	$10,511,815	$	$10,511,815
Policyholders' account balances	0	0	986,479		986,479
Payables to parent and affiliates	0	14,283,188	0	(14,079,986)	203,202
Other liabilities	23,827	21,162	0	(19,194)	25,795
Total liabilities	$23,827	$14,304,350	$11,498,294	$(14,099,180)	$11,727,291

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,887,432	$15,000	$	$8,902,432
Obligations of U.S. states and their political subdivisions	0	277,491	0		277,491
Foreign government bonds	0	177,383	0		177,383
U.S. corporate public securities	0	3,450,407	0		3,450,407
U.S. corporate private securities	0	1,804,855	82,208		1,887,063
Foreign corporate public securities	0	541,644	181		541,825
Foreign corporate private securities	0	1,427,537	66,298		1,493,835
Asset-backed securities(2)	0	974,041	18,542		992,583
Commercial mortgage-backed securities	0	785,942	0		785,942
Residential mortgage-backed securities	0	75,724	0		75,724
Subtotal	0	18,402,456	182,229		18,584,685
Fixed maturities, trading	0	1,109,097	5,045		1,114,142
Equity securities	234,452	39,477	4,153		278,082
Short-term investments	0	143,161	10,000		153,161
Cash equivalents	0	533,133	0		533,133
Other invested assets(3)	39,906	14,779,330	0	(14,624,985)	194,251
Other assets	0	0	53,980		53,980
Reinsurance recoverables	0	62,232	409,013		471,245
Receivables from parent and affiliates	0	56,026	0		56,026
Subtotal excluding separate account assets	274,358	35,124,912	664,420	(14,624,985)	21,438,705
Separate account assets(4)	0	32,205,296	0		32,205,296
Total assets	$274,358	$67,330,208	$664,420	$(14,624,985)	$53,644,001
Future policy benefits(5)	$0	$0	$17,314,004	$	$17,314,004
Policyholders' account balances	0	0	580,184		580,184
Payables to parent and affiliates	0	11,926,536	0	(11,926,536)	0
Other liabilities	26,309	33,416	0	(9,523)	50,202
Total liabilities	$26,309	$11,959,952	$17,894,188	$(11,936,059)	$17,944,390

(1)“Netting” amounts represent cash collateral of $(6,753) million and $2,689 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2021 and December 31, 2020, the fair values of such investments were $10.1 million and $10.6 million, respectively.
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
(5)As of March 31, 2021, the net embedded derivative liability position of $10,512 million includes $746 million of embedded derivatives in an asset position and $11,258 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $17,314 million includes $455 million of embedded derivatives in an asset position and $17,769 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	March 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$99,645	Discounted cash flow	Discount rate	1.37%	20.25%	6.60%	Decrease
		Liquidation	Liquidation value	71.23%	71.23%	71.23%	Increase
Reinsurance recoverables	$271,390	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$10,511,815	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.09%	1.14%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	17%	25%		Increase
Policyholders' account balances(4)	$986,479	Discounted cash flow	Lapse rate(5)	1%	42%		Decrease
			Spread over LIBOR(6)	0.09%	1.14%		Decrease
			Equity volatility curve	6%	42%		Increase

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$59,960	Discounted cash flow	Discount rate	0.99%	20%	6.53%	Decrease
Reinsurance recoverables	$409,013	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$17,314,004	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$580,184	Discounted cash flow	Lapse rate(5)	1%	40%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Equity volatility curve(10)	6%	42%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale and fixed maturities trading.
(3)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
(5)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(6)The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(7)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception.The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(9)The range reflects the mortality rates for the vast majority of business with living benefits, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(10)Prior period amount has been updated.

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

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$15,000	$0	$0	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate Securities(3)	148,687	(931)	10,634	0	0	(7,627)	0	15,147	0	165,910	(1,031)
Structured Securities(4)	18,542	(107)	0	0	0	(1,479)	0	0	0	16,956	(106)
Other assets:
Fixed maturities, trading	5,045	82	0	0	0	0	0	0	0	5,127	87
Equity securities	4,153	13	0	0	0	0	0	0	0	4,166	13
Short term investments	10,000	0	2,349	0	0	0	0	0	0	12,349	0
Cash equivalents	0	0	100	0	0	0	0	0	0	100	0
Other assets	53,980	8,572	2,653	0	0	(2,133)	0	0	0	63,072	6,439
Reinsurance recoverables	409,013	(141,885)	4,262	0	0	0	0	0	0	271,390	(135,675)
Liabilities:
Future policy benefits	(17,314,004)	7,093,338	0	0	(291,149)	0	0	0	0	(10,511,815)	6,900,120
Policyholders' account balances(5)	(580,184)	(267,770)	0	0	(138,525)	0	0	0	0	(986,479)	(252,703)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(44)	$0	$(987)	$(7)	$(37)	$0	$(1,100)
Other assets:
Fixed maturities, trading	0	88	0	(6)	0	87	0
Equity securities	0	13	0	0	0	13	0
Short term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	8,572	0	0	0	6,439	0	0
Reinsurance recoverables	(141,885)	0	0	0	(135,675)	0	0
Liabilities:
Future policy benefits	7,093,338	0	0	0	6,900,120	0	0
Policyholders' account balances	(267,770)	0	0	0	(252,703)	0	0

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$10,547	$0	$911	$0	$0	$0	$0	$0	$0	$11,458	$0
Corporate Securities(3)	104,267	(14,767)	11,277	(1,155)	0	(2,365)	0	14,349	0	111,606	(15,781)
Structured Securities(4)	18,825	(288)	6,145	0	0	(455)	0	0	0	24,227	(286)
Other assets:
Fixed maturities, trading	4,464	(871)	0	0	0	0	0	0	0	3,593	(866)
Equity securities	5,247	(261)	0	0	0	0	0	0	0	4,986	(261)
Short term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	8,059	(3,613)	7,796	0	0	0	0	0	0	12,242	(3,613)
Reinsurance recoverables	302,814	257,953	4,323	0	0	0	0	0	0	565,090	260,722
Liabilities:
Future policy benefits	(11,822,998)	(13,197,472)	0	0	(282,184)	0	0	0	0	(25,302,654)	(13,329,640)
Policyholders' account balances(5)	(196,892)	60,429	0	0	(22,457)	0	0	0	0	(158,920)	53,957

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)(6)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)(6)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(110)	$0	$(14,924)	$(21)	$0	$0	$(16,067)
Other assets:
Fixed maturities, trading	0	(866)	0	(5)	0	(866)	0
Equity securities	0	(261)	0	0	0	(261)	0
Short term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	(3,613)	0	0	0	(3,613)	0	0
Reinsurance recoverables	257,953	0	0	0	260,722	0	0
Liabilities:
Future policy benefits	(13,197,472)	0	0	0	(13,329,640)	0	0
Policyholders' account balances	60,429	0	0	0	53,957	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(4)Includes asset-backed and residential mortgage-backed securities.
(5)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(6)Retitled to "Other income (loss)" to conform to current period presentation.

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

	March 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,861,808	$1,861,808	$1,794,798
Policy loans	0	0	11,659	11,659	11,659
Short-term investments	0	0	0	0	0
Cash and cash equivalents	478,682	260,000	0	738,682	738,682
Accrued investment income	0	99,519	0	99,519	99,519
Reinsurance recoverables	0	0	51,462	51,462	50,695
Receivables from parent and affiliates	0	34,565	0	34,565	34,565
Other assets	0	72,976	410,020	482,996	482,996
Total assets	$478,682	$467,060	$2,334,949	$3,280,691	$3,212,914
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,515,936	$2,515,936	$2,502,017
Short-term debt	0	120,394	0	120,394	119,671
Long-term debt	0	328,773	0	328,773	299,747
Reinsurance payables	0	0	43,550	43,550	43,550
Payables to parent and affiliates	0	40,074	0	40,074	40,074
Other liabilities	0	537,517	0	537,517	537,517
Separate account liabilities - investment contracts	0	24	0	24	24
Total liabilities	$0	$1,026,782	$2,559,486	$3,586,268	$3,542,600

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,836,633	$1,836,633	$1,765,770
Policy loans	0	0	11,806	11,806	11,806
Short-term investments	165,000	0	0	165,000	165,000
Cash and cash equivalents	386,078	150,000	0	536,078	536,078
Accrued investment income	0	121,604	0	121,604	121,604
Reinsurance recoverables	0	0	51,225	51,225	50,484
Receivables from parent and affiliates	0	31,594	0	31,594	31,594
Other assets	0	278,355	394,069	672,424	672,424
Total assets	$551,078	$581,553	$2,293,733	$3,426,364	$3,354,760
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,426,471	$2,426,471	$2,406,100
Short-term debt	0	121,205	0	121,205	119,671
Long-term debt	0	332,451	0	332,451	299,747
Reinsurance payables	0	0	44,446	44,446	44,446
Payables to parent and affiliates	0	47,345	0	47,345	47,345
Other liabilities	0	757,968	0	757,968	757,968
Separate account liabilities - investment contracts	0	30	0	30	30
Total liabilities	$0	$1,258,999	$2,470,917	$3,729,916	$3,675,307

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$543,849	$694,040
Deferred policy acquisition costs	3,282,938	3,414,620
Deferred sales inducements	354,475	374,631
Value of business acquired	(2,101)	(2,124)
Other assets	59,572	61,471
Policyholders’ account balances	3,238,339	3,273,863
Future policy benefits	7,457,026	12,610,942
Reinsurance payables(1)	160,279	178,860
Other liabilities	243,013	262,462

(1)Includes $0.4 million and $2.3 million of unaffiliated activity as of March 31, 2021 and December 31, 2020, respectively.

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$356,434	$494,611
Pruco Life	187,113	198,547
Unaffiliated	302	882
Total reinsurance recoverables	$543,849	$694,040

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Premiums:
Direct	$6,137	$6,498
Assumed	10,076	10,427
Ceded	(451)	(346)
Net premiums	15,762	16,579
Policy charges and fee income:
Direct	107,332	106,254
Assumed	407,138	398,661
Ceded(1)	(6,887)	(8,046)
Net policy charges and fee income	507,583	496,869
Asset management and service fees(2):
Direct	23,916	23,048
Assumed	81,622	76,781
Ceded	(2,017)	(1,979)
Net asset management and service fees	103,521	97,850
Realized investment gains (losses), net:
Direct	(2,106,085)	9,042,990
Assumed	5,377,897	(10,060,454)
Ceded	(142,676)	259,773
Realized investment gains (losses), net	3,129,136	(757,691)
Policyholders' benefits (including change in reserves):
Direct	17,289	59,166
Assumed	12,390	188,524
Ceded(3)	(51)	(5,161)
Net policyholders' benefits (including change in reserves)	29,628	242,529
Interest credited to policyholders’ account balances:
Direct	81,621	45,839
Assumed	70,946	68,415
Ceded	(4,657)	(1,284)
Net interest credited to policyholders’ account balances	147,910	112,970
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	339,711	545,464

(1)Includes $(0.3) million of unaffiliated activity for both the three months ended March 31, 2021 and 2020.
(2)Prior period amounts updated to conform to current period presentation.
(3)Includes $(0.1) million and $0.1 million of unaffiliated activity for the three months ended March 31, 2021 and 2020, respectively.

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

The Company's income tax provision amounted to an income tax expense of $494 million, or 20.72% of income (loss) from operations before income taxes in the first three months of 2021, compared to an income tax benefit of $(237) million, or 22.44%, in the first three months of 2020. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2021 and 2020 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(708)	$1,533,767	$1,533,059
Change in OCI before reclassifications	49	(694,704)	(694,655)
Amounts reclassified from AOCI	0	(1,093,820)	(1,093,820)
Income tax benefit (expense)	(10)	375,590	375,580
Balance, March 31, 2021	$(669)	$120,833	$120,164

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(934)	$429,546	$428,612
Change in OCI before reclassifications	(483)	1,309,567	1,309,084
Amounts reclassified from AOCI	0	(29,479)	(29,479)
Income tax benefit (expense)	102	(268,819)	(268,717)
Balance, March 31, 2020	$(1,315)	$1,440,815	$1,439,500

(1)Includes cash flow hedges of $(40) million and $(43) million as of March 31, 2021 and December 31, 2020, respectively, and $103 million and $0 million as of March 31, 2020 and December 31, 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$12,316	$23,057
Net unrealized investment gains (losses) on available-for-sale securities	1,081,504	6,422
Total net unrealized investment gains (losses)(4)	1,093,820	29,479
Total reclassifications for the period	$1,093,820	$29,479

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$2	$2,369,107	$(363,429)	$(63,159)	$(408,754)	$1,533,767
Net investment gains (losses) on investments arising during the period	8	(963,933)	0	0	202,424	(761,501)
Reclassification adjustment for (gains) losses included in net income	0	(1,093,820)	0	0	229,702	(864,118)
Reclassification due to allowance for credit losses recorded during the period	35	(35)	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	0	233,899	0	(49,119)	184,780
Impact of net unrealized investment (gains) losses on future policy benefits and other liabilities	0	0	0	35,322	(7,417)	27,905
Balance, March 31, 2021	$45	$311,319	$(129,530)	$(27,837)	$(33,164)	$120,833

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2021 and 2020. The expense charged to the Company for the deferred compensation program was $0.7 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $1.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.9 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $120 million and $23 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $8 million and $5 million for the three months ended March 31, 2021 and 2020, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $6 million and $5 million for the three months ended March 31, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $535 million and $534 million as of March 31, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes a gain of $4 million and a loss of $18 million for the three months ended March 31, 2021 and 2020, respectively.

Affiliated Asset Management and Service Fees

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $23 million for both the three months ended March 31, 2021 and 2020. These revenues are recorded as “Asset management and service fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at March 31, 2021 and December 31, 2020 were as follows:

	Maturity Dates	Interest Rates			March 31, 2021	December 31, 2020
					(in thousands)
U.S. dollar fixed rate notes	2026 - 2027	2.62%	-	14.85%	$54,147	$56,025
Total long-term notes receivable - affiliated(1)					$54,147	$56,025

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

Accrued interest receivable related to these loans was $0.0 million at both March 31, 2021 and December 31, 2020, and is included in “Other assets”. Revenues related to these loans were $0.4 million for both the three months ended March 31, 2021 and 2020, and are included in “Asset management and service fees”.

Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at March 31, 2021 and December 31, 2020 was as follows:

	Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.60%	$74,005	$74,005

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued interest receivable related to the loan was $0.3 million at both March 31, 2021 and December 31, 2020, and is included in "Accrued investment income". Revenues were $0.9 million for the three months ended March 31, 2021 and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2021 and for the year ended December 31, 2020.

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

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of March 31, 2021 and December 31, 2020:

Affiliate	Date Issued	Amount of Notes - March 31, 2021	Amount of Notes - December 31, 2020	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$93,671	$93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	26,000	26,000	2.59%	6/28/2021
Total Loans Payable to Affiliates		$419,418	$419,418

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $4 million and $28 million for the three months ended March 31, 2021 and 2020, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Contributed Capital and Dividends

Through March 2021 and December 2020, the Company did not receive any capital contributions.

Through March 2021, the Company did not return capital to PAI. In March, June, September and December 2020, there was a $207 million, $173 million, $192 million and $188 million return of capital, respectively, to PAI.

In March 2021, the Company paid a dividend of $192 million to PAI. In 2020, the Company did not pay any dividends to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2021 and December 31, 2020, the outstanding balances on these commitments were $74 million and $48 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of March 31, 2021 and December 31, 2020. There was a change in allowance of $0.0 million for the three months ended March 31, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2021 and December 31, 2020, $293 million and $305 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 15 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial statements. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2021, compared with December 31, 2020, and its results of operations for the three months ended March 31, 2021 and 2020. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to affiliates and reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to the The Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable annuities with guaranteed living benefit riders. The discontinuation has no impact on the reinsurance agreement between Pruco Life and the Company. Additionally, the living benefit hedging program related to the living benefit guarantees as well as the product risks for retained and reinsured businesses are being managed within the Company and Prudential Insurance, as applicable.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Results of Operations. For the three months ended March 31, 2021 we reported a net income of $1,890 million. See “Results of Operations” for a discussion of results for the first quarter of 2021.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

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

Impact of a Low Interest Rate Environment

As a financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

•investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
•hedging costs and other risk mitigation activities;
•insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”)/value of business acquired (“VOBA”)/deferred sales inducements ("DSI") and market experience true-ups;
•customer account values, including their impact on fee income;
•fair value of, and possible impairments, on intangible assets;
•product offerings, design features, crediting rates and sales mix; and
•policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Market Performance - Equity and Interest Rate Assumptions

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2021, we assume an 8.0% long-term equity expected rate of return and a 0.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, which were performed in the second quarter, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 50 basis points and now grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board ("FASB") on August 15, 2018 and is expected to have a significant impact on the Company's Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
Total assets decreased $5 billion from $64 billion at December 31, 2020 to $59 billion at March 31, 2021. Significant component was:
•$4 billion decrease in Total investments and Cash and cash equivalents primarily driven by unrealized losses on investments due to rising interest rates, cash flows from insurance operations and dividend distribution.
Total liabilities decreased by $6 billion from $62 billion at December 31, 2020 to $56 billion at March 31, 2021. Significant components were:
•$7 billion decrease in Future policy benefits primarily driven by a decrease in reserves related to our variable annuity living benefit guarantees due to rising interest rates and favorable equity market performance;
Partially offset by:
•$2 billion increase in Policyholders' account balances primarily driven by incremental general account product sales.
Total equity increased $0.3 billion from $2.7 billion at December 31, 2020 to $3.0 billion at March 31, 2021, primarily driven by an after-tax net income of $1.9 billion, partially offset by a dividend distribution of $0.2 billion, and unrealized losses on investments of $2.6 billion, as discussed above.
Results of Operations
Income (loss) from Operations before Income Taxes
Three Months Comparison
Income from operations before income taxes increased $3,442 million from a loss of $1,058 million for the three months ended March 31, 2020 to income of $2,384 million for the three months ended March 31, 2021 primarily driven by:
•Favorable impact related to the portions of our U.S. GAAP liability before non-performance risk ("NPR"), that are excluded from our hedge target driven by rising interest rates and favorable equity market performance. Prior year period reflected an increase in these reserves primarily driven by widening credit spreads, declining interest rates and unfavorable equity market performance, partially offset by an unfavorable NPR adjustment.

The following table provides the net impact to the Unaudited Interim Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$7,464	$(19,178)
Change in the NPR adjustment	(799)	5,958
Change in fair value of hedge assets, excluding capital hedges(3)	(4,446)	10,849
Change in fair value of capital hedges(4)	(300)	947
Other	528	364
Realized investment gains (losses), net, and related adjustments	2,447	(1,060)
Market experience updates(5)	69	(258)
Charges related to realized investments gains (losses), net	(334)	(309)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$2,182	$(1,627)
(1)Positive amount represents income; negative amount represents a loss.
(2)Represents the change in the liability (excluding NPR) for our variable annuities which is measured utilizing a valuation methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.
(3)Represents the changes in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living benefit guarantees.
(4)Represents the changes in fair value of equity derivatives of the capital hedge program intended to protect a portion of the overall capital position of our business against exposure to the equity markets.
(5)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability.
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $(1,736) million and $1,607 million for the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021, the gain of $2,182 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to rising interest rates and favorable equity market performance, as well as favorable market experience updates from the impact of favorable equity markets and rising interest rates. These impacts were partially offset by an unfavorable NPR adjustment driven by rising interest rates and losses associated with our capital hedge program.
For the three months ended March 31, 2020, the loss of $1,627 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to widening credit spreads, declining interest rates, and unfavorable equity market performance, as well as unfavorable market experience updates from the impact of unfavorable equity markets and declining interest rates. These impacts were partially offset by a favorable NPR adjustment driven by widening credit spreads and gains associated with our capital hedge program.
Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $3,098 million from a gain of $24 million for the three months ended March 31, 2020 to a gain of $3,122 million for the three months ended March 31, 2021 primarily driven by:
•Realized investment gains (losses), net increase reflecting favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by rising interest rates and favorable equity market performance, and favorable comparative impact on our interest rate swaps as a result of rising rates. These increases were partially offset by an unfavorable comparative impact on our capital hedge programs driven by favorable equity market performance and an unfavorable NPR adjustment.

Benefits and expenses decreased $344 million from an expense of $1,082 million for the three months ended March 31, 2020 to an expense of $738 million for the three months ended March 31, 2021 driven by:
•Lower Policyholders' benefits driven by our guaranteed minimum death benefits due to favorable market conditions, resulting in lower reserve provisions; and
•Lower Amortization of deferred policy acquisition costs driven by changes to expected gross profits reflecting change in market conditions.
Risks and Risk Mitigants
Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity product relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection from premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products.
Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity product relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection from premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates.
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders have been discontinued as of December 31, 2020.
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

ii. Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter ("OTC") equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.
The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR in order to maximize protection irrespective of the possibility of our own default, as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy, net of reinsurance recoverables, as of the periods indicated:

	As of March 31, 2021	As of December 31, 2020(1)
	(in millions)
U.S. GAAP Liability, including NPR	$10,240	$16,905
NPR Adjustment	2,906	3,705
Subtotal	13,146	20,610
Adjustments including risk margins and valuation methodology differences	(2,759)	(4,596)
Economic liability managed by ALM strategy	$10,387	$16,014
(1)Prior period amounts have been updated to conform to current period presentation.
As of March 31, 2021, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:
•Different valuation methodologies in measuring the liability we intend to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP. The valuation methodology utilized in estimating the economic liability we intend to defray with fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. Additionally, the valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as NPR in order to maximize protection irrespective of the possibility of our own default and risk margins (required by U.S. GAAP but different from our best estimate).
•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in value of the embedded derivative liability, derivative instruments and fixed income instruments designated as trading immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.
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

Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a RAF to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

The Company made distributions to its parent, PAI, for the periods indicated below.

	Return of Capital	Dividends
	(in millions)
March 31, 2021	$0	$192
December 31, 2020	$188	$0
September 30, 2020	$192	$0
June 30, 2020	$173	$0
March 31, 2020	$207	$0
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of March 31, 2021 and December 31, 2020, the Company had liquid assets of $17.2 billion and $21.4 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1.8 billion and $1.4 billion as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $11 billion, or 93%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 12, 2021