Form 10-Q
period 2021-06-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2021-08-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2021, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
June 30, 2021 and December 31, 2020 (in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$335; 2020-$686) (amortized cost: 2021-$12,587,739; 2020-$16,177,891)	$13,222,809	$18,584,685
Fixed maturities, trading, at fair value (amortized cost: 2021-$4,077,340; 2020-$1,017,771)	3,873,595	1,114,142
Equity securities, at fair value (cost: 2021-$242,455; 2020-$279,096)	242,464	288,082
Commercial mortgage and other loans (net of $5,583 and $7,382 allowance for credit losses at June 30, 2021 and December 31, 2020, respectively)	2,153,735	1,765,770
Policy loans	11,679	11,806
Short-term investments	76,759	318,161
Other invested assets (includes $315,990 and $204,863 of assets measured at fair value at June 30, 2021 and December 31, 2020, respectively)	919,415	818,810
Total investments	20,500,456	22,901,456
Cash and cash equivalents	2,090,514	1,069,211
Deferred policy acquisition costs	4,214,451	4,237,780
Accrued investment income	110,380	121,604
Reinsurance recoverables	567,185	694,040
Income taxes	1,706,951	1,448,714
Value of business acquired	28,479	27,247
Deferred sales inducements	692,177	714,598
Receivables from parent and affiliates	114,230	87,620
Other assets	543,529	767,540
Separate account assets	32,934,232	32,205,296
TOTAL ASSETS	$63,502,584	$64,275,106
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$13,706,520	$18,560,891
Policyholders’ account balances	12,617,404	9,181,459
Payables to parent and affiliates	34,272	47,345
Short-term debt	0	119,671
Long-term debt	299,747	299,747
Reinsurance payables	147,807	178,860
Other liabilities	805,037	980,692
Separate account liabilities	32,934,232	32,205,296
Total liabilities	60,545,019	61,573,961
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	4,382,936	4,382,936
Retained earnings / (accumulated deficit)	(1,782,137)	(3,217,350)
Accumulated other comprehensive income (loss)	354,266	1,533,059
Total equity	2,957,565	2,701,145
TOTAL LIABILITIES AND EQUITY	$63,502,584	$64,275,106

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2021 and 2020 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Premiums	$11,277	$15,013	$27,039	$31,592
Policy charges and fee income	514,148	455,682	1,021,731	952,551
Net investment income	145,948	158,426	285,207	281,463
Asset management and service fees(1)	106,050	91,640	209,571	189,489
Other income (loss)(1)	259,283	14,209	(514,009)	61,493
Realized investment gains (losses), net	(836,964)	(3,375,764)	2,292,172	(4,133,455)
TOTAL REVENUES	199,742	(2,640,794)	3,321,711	(2,616,867)
BENEFITS AND EXPENSES
Policyholders’ benefits	(3,611)	(37,768)	26,017	204,761
Interest credited to policyholders’ account balances	21,259	(33,254)	169,169	79,716
Amortization of deferred policy acquisition costs	40,078	(194,304)	382,654	235,214
Commission expense	165,572	191,055	330,887	409,129
General, administrative and other expenses	75,695	51,771	128,471	130,883
TOTAL BENEFITS AND EXPENSES	298,993	(22,500)	1,037,198	1,059,703
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(99,251)	(2,618,294)	2,284,513	(3,676,570)
Income tax expense (benefit)	(24,651)	(862,080)	469,300	(1,099,568)
NET INCOME (LOSS)	$(74,600)	$(1,756,214)	$1,815,213	$(2,577,002)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	17	2	66	(481)
Net unrealized investment gains (losses)	296,315	247,379	(1,492,209)	1,527,467
Total	296,332	247,381	(1,492,143)	1,526,986
Less: Income tax expense (benefit) related to other comprehensive income (loss)	62,230	51,949	(313,350)	320,666
Other comprehensive income (loss), net of taxes	234,102	195,432	(1,178,793)	1,206,320
Comprehensive income (loss)	$159,502	$(1,560,782)	$636,420	$(1,370,682)
(1) Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$4,382,936	$(3,217,350)	$1,533,059	$2,701,145
Return of capital		0			0
Dividend to parent			(192,000)		(192,000)
Comprehensive income (loss):
Net income (loss)			1,889,813		1,889,813
Other comprehensive income (loss), net of tax				(1,412,895)	(1,412,895)
Total comprehensive income (loss)					476,918
Balance, March 31, 2021	$2,500	$4,382,936	$(1,519,537)	$120,164	$2,986,063
Return of capital		0			0
Dividend to parent			(188,000)		(188,000)
Comprehensive income (loss):
Net income (loss)			(74,600)		(74,600)
Other comprehensive income (loss), net of tax				234,102	234,102
Total comprehensive income (loss)					159,502
Balance, June 30, 2021	$2,500	$4,382,936	$(1,782,137)	$354,266	$2,957,565

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
Cumulative effect of adoption of accounting changes(1)			(1,392)		(1,392)
Return of capital		(207,000)			(207,000)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			(820,788)		(820,788)
Other comprehensive income (loss), net of tax				1,010,888	1,010,888
Total comprehensive income (loss)					190,100
Balance, March 31, 2020	$2,500	$4,935,936	$(868,873)	$1,439,500	$5,509,063
Return of capital		(173,000)			(173,000)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			(1,756,214)		(1,756,214)
Other comprehensive income (loss), net of tax				195,432	195,432
Total comprehensive income (loss)					(1,560,782)
Balance, June 30, 2020	$2,500	$4,762,936	$(2,625,087)	$1,634,932	$3,775,281

(1) Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,815,213	$(2,577,002)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(523)	59
Realized investment (gains) losses, net	(2,292,172)	4,133,455
Depreciation and amortization	4,249	(327)
Interest credited to policyholders’ account balances	169,169	79,716
Change in:
Future policy benefits	548,675	709,681
Accrued investment income	11,224	(13,593)
Net receivables from/payables to parent and affiliates	(41,143)	(12,182)
Deferred sales inducements	(868)	(847)
Deferred policy acquisition costs	186,790	79,404
Income taxes	55,114	(883,346)
Reinsurance recoverables, net	(20,522)	(27,746)
Derivatives, net	(3,580,033)	8,242,322
Other, net	517,894	(12,169)
Cash flows from (used in) operating activities	(2,626,933)	9,717,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,460,048	464,413
Fixed maturities, trading	2,038,422	70,843
Equity securities	45,500	14,369
Commercial mortgage and other loans	64,005	21,007
Policy loans	511	529
Other invested assets	27,731	13,743
Short-term investments	320,450	2,829,379
Payments for the purchase/origination of:
Fixed maturities, available for sale	(3,711,861)	(2,399,294)
Fixed maturities, trading	(5,301,687)	(243,881)
Equity securities	(6,367)	(15,863)
Commercial mortgage and other loans	(462,526)	(207,350)
Policy loans	(45)	(73)
Other invested assets	(26,922)	(72,413)
Short-term investments	(79,094)	(6,134,853)
Derivatives, net	(64,330)	(626,097)
Cash flows from (used in) investing activities	1,303,835	(6,285,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	4,981,857	2,768,113
Ceded policyholders' account deposits	(4,947)	(30,493)
Policyholders' account withdrawals	(2,125,609)	(2,155,125)
Ceded policyholders' account withdrawals	7,834	22,107
Net increase/(decrease) in short-term borrowing	(119,671)	(7,916)
Drafts outstanding	(14,690)	137,072
Distribution to parent	(380,000)	(380,000)
Other, net	(373)	(25,949)
Cash flows from (used in) financing activities	2,344,401	327,809
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,021,303	3,759,693
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,069,211	2,795,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,090,514	$6,554,856
Significant Non-Cash Transactions
There were no significant non-cash transactions for the six months ended June 30, 2021 and 2020.

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life.

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
Notes to Unaudited Interim Financial Statements—(Continued)
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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected)or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company currently intends to adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company currently intends to adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of June 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$951,522	$79,339	$97	$0	$1,030,764
Obligations of U.S. states and their political subdivisions	299,602	18,137	705	0	317,034
Foreign government bonds	178,724	17,534	517	0	195,741
U.S. public corporate securities	4,044,844	246,589	12,631	0	4,278,802
U.S. private corporate securities	2,078,322	115,053	4,114	335	2,188,926
Foreign public corporate securities	974,009	23,647	3,268	0	994,388
Foreign private corporate securities	1,861,002	115,322	7,408	0	1,968,916
Asset-backed securities(1)	1,306,017	7,926	891	0	1,313,052
Commercial mortgage-backed securities	823,769	42,667	5,319	0	861,117
Residential mortgage-backed securities(2)	69,928	4,144	3	0	74,069
Total fixed maturities, available-for-sale	$12,587,739	$670,358	$34,953	$335	$13,222,809

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, equipment leases, home equity loans and other asset types.
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,672	$97	$0	$0	$74,672	$97
Obligations of U.S. states and their political subdivisions	8,890	705	0	0	8,890	705
Foreign government bonds	19,170	510	83	7	19,253	517
U.S. public corporate securities	784,696	12,563	1,974	68	786,670	12,631
U.S. private corporate securities	156,480	4,065	2,482	46	158,962	4,111
Foreign public corporate securities	331,329	3,268	0	0	331,329	3,268
Foreign private corporate securities	350,529	7,300	2,914	108	353,443	7,408
Asset-backed securities	319,038	874	24,904	17	343,942	891
Commercial mortgage-backed securities	225,557	5,319	0	0	225,557	5,319
Residential mortgage-backed securities	33	1	76	2	109	3
Total fixed maturities, available-for-sale	$2,270,394	$34,702	$32,433	$248	$2,302,827	$34,950

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$244,507	$12,686	$0	$0	$244,507	$12,686
Obligations of U.S. states and their political subdivisions	9,440	156	0	0	9,440	156
Foreign government bonds	257	1	87	3	344	4
U.S. public corporate securities	117,755	1,335	2,185	26	119,940	1,361
U.S. private corporate securities	35,411	2,614	16,071	2,092	51,482	4,706
Foreign public corporate securities	69,610	408	0	0	69,610	408
Foreign private corporate securities	11,679	188	50,809	2,663	62,488	2,851
Asset-backed securities	219,535	320	246,535	1,285	466,070	1,605
Commercial mortgage-backed securities	45,617	102	0	0	45,617	102
Residential mortgage-backed securities	0	0	80	3	80	3
Total fixed maturities, available-for-sale	$753,811	$17,810	$315,767	$6,072	$1,069,578	$23,882

As of June 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $31.1 million and $17.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.8 million and $6.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2021, the $0.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, energy, and transportation sectors. As of December 31, 2020, the $6.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the transportation, consumer non-cyclical and energy sectors and in asset-backed securities.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$264,241	$270,212
Due after one year through five years	2,979,491	3,083,315
Due after five years through ten years	3,386,537	3,544,241
Due after ten years	3,757,756	4,076,803
Asset-backed securities	1,306,017	1,313,052
Commercial mortgage-backed securities	823,769	861,117
Residential mortgage-backed securities	69,928	74,069
Total fixed maturities, available-for-sale	$12,587,739	$13,222,809

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$236,301	$136,699	$7,793,433	$332,677
Proceeds from maturities/prepayments	272,769	53,821	411,293	131,901
Gross investment gains from sales and maturities	1,728	10,774	1,138,630	18,255
Gross investment losses from sales and maturities	(5,268)	(1,310)	(60,617)	(1,490)
Write-downs recognized in earnings(2)	(22,619)	0	(22,619)	(693)
(Addition to) release of allowance for credit losses	400	(796)	351	(982)

(1)Includes $(255.3) million and $0.2 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2021 and 2020, respectively.
(2)Amounts represent write-downs on securities actively marketed for sale.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$735	$0	$0	$0	$735
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	0	0
Reductions for securities sold during the period	0	0	(7)	0	0	0	(7)
Addition (reductions) on securities with previous allowance	0	0	(393)	0	0	0	(393)
Balance, end of period	$0	$0	$335	$0	$0	$0	$335

	Three Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$186	$0	$0	$0	$186
Additions to allowance for credit losses not previously recorded	0	0	982	0	0	0	982
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Addition (reductions) on securities with previous allowance	0	0	(184)	0	0	0	(184)
Balance, end of period	$0	$0	$982	$0	$0	$0	$982

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$686	$0	$0	$0	$686
Additions to allowance for credit losses not previously recorded	0	0	432	0	0	0	432
Reductions for securities sold during the period	0	0	(13)	0	0	0	(13)
Addition (reductions) on securities with previous allowance	0	0	(770)	0	0	0	(770)
Balance, end of period	$0	$0	$335	$0	$0	$0	$335

	Six Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,168	0	0	0	1,168
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Addition (reductions) on securities with previous allowance	0	0	(184)	0	0	0	(184)
Balance, end of period	$0	$0	$982	$0	$0	$0	$982

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment in the utility and energy sectors within private corporate securities. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and energy sectors within private corporate securities.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment in the capital goods and utility sectors within private corporate securities. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and energy sectors within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2021 and December 31, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $252.2 million and $10.5 million during the three months ended June 30, 2021 and 2020, respectively, and $(300.1) million and $61.6 million during the six months ended June 30, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $6.7 million and $3.3 million during the three months ended June 30, 2021 and 2020, respectively, and $(9.0) million and $1.7 million during the six months ended June 30, 2021 and 2020, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$498,244	23.1%	$369,764	20.9%
Hospitality	35,600	1.6	16,679	0.9
Industrial	762,823	35.3	590,231	33.3
Office	388,260	18.0	374,107	21.1
Other	231,623	10.7	187,643	10.6
Retail	136,975	6.4	130,154	7.3
Total commercial mortgage loans	2,053,525	95.1	1,668,578	94.1
Agricultural property loans	105,793	4.9	104,574	5.9
Total commercial mortgage and agricultural property loans	2,159,318	100.0%	1,773,152	100.0%
Allowance for credit losses	(5,583)		(7,382)
Total net commercial mortgage and agricultural property loans	$2,153,735		$1,765,770

As of June 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (27%), Texas (13%) and New York (10%) and included loans secured by properties in Europe (13%) and Australia (3%).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$6,737	$264	$7,001	$6,103	$179	$6,282
Addition to (release of) allowance for expected losses	(1,345)	(73)	(1,418)	598	(1)	597
Allowance, end of period	$5,392	$191	$5,583	$6,701	$178	$6,879

	Six Months Ended June 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$7,116	$266	$7,382	$2,622	$41	$2,663
Cumulative effect of adoption of ASU 2016-13	0	0	0	3,118	39	3,157
Addition to (release of) allowance for expected losses	(1,724)	(75)	(1,799)	961	98	1,059
Allowance, end of period	$5,392	$191	$5,583	$6,701	$178	$6,879

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to new loan originations.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$72,985	$3,800	$131,266	$42,789	$119,973	$469,790	$840,603
60%-69.99%	99,026	171,906	232,198	52,478	134,709	121,830	812,147
70%-79.99%	112,128	80,070	51,003	10,683	53,865	91,936	399,685
80% or greater	0	0	0	0	0	1,090	1,090
Total	$284,139	$255,776	$414,467	$105,950	$308,547	$684,646	$2,053,525
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$284,139	$255,776	$391,833	$105,950	$296,139	$635,450	$1,969,287
1.0 - 1.2x	0	0	22,634	0	12,408	21,483	56,525
Less than 1.0x	0	0	0	0	0	27,713	27,713
Total	$284,139	$255,776	$414,467	$105,950	$308,547	$684,646	$2,053,525
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$8,135	$47,138	$13,741	$1,244	$2,708	$30,642	$103,608
60%-69.99%	0	2,185	0	0	0	0	2,185
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$8,135	$49,323	$13,741	$1,244	$2,708	$30,642	$105,793
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$8,135	$49,323	$13,741	$1,244	$2,708	$27,203	$102,354
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	3,439	3,439
Total	$8,135	$49,323	$13,741	$1,244	$2,708	$30,642	$105,793

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$2,053,525	$0	$0	$0	$2,053,525	$0
Agricultural property loans	83,562	22,231	0	0	105,793	0
Total	$2,137,087	$22,231	$0	$0	$2,159,318	$0

(1)As of June 30, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2021 and December 31, 2020.

For the three months ended June 30, 2021 and 2020, there were $167 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For both the three months ended June 30, 2021 and 2020, there were no commercial mortgage and other loans sold.

For the six months ended June 30, 2021 and 2020, there were $167 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For both the six months ended June 30, 2021 and 2020, there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$25,844	$28,955
Hedge funds	330,572	340,951
Real estate-related	247,009	244,041
Subtotal equity method	603,425	613,947
Fair value:
Private equity	3,672	4,220
Hedge funds	152	172
Real estate-related	6,616	6,220
Subtotal fair value	10,440	10,612
Total LPs/LLCs	613,865	624,559
Derivative instruments	305,550	194,251
Total other invested assets	$919,415	$818,810

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$104,552	$116,342
Equity securities	1	1
Commercial mortgage and other loans	5,484	4,828
Policy loans	12	11
Short-term investments and cash equivalents	81	158
Other(1)	250	264
Total accrued investment income	$110,380	$121,604

(1)Primarily includes affiliated accrued income.

There were no write-downs on accrued investment income for both the three months and six months ended June 30, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$91,084	$109,465	$200,125	$210,199
Fixed maturities, trading	19,142	2,921	25,622	5,502
Equity securities	1,332	64	2,284	131
Commercial mortgage and other loans	16,857	15,437	32,126	28,619
Policy loans	260	229	240	356
Other invested assets	24,203	18,579	38,294	5,866
Short-term investments and cash equivalents	(81)	18,516	361	43,968
Gross investment income	152,797	165,211	299,052	294,641
Less: investment expenses	(6,849)	(6,785)	(13,845)	(13,178)
Net investment income	$145,948	$158,426	$285,207	$281,463

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities(1)	$(25,759)	$8,668	$1,055,745	$15,090
Commercial mortgage and other loans	(758)	(1,394)	(458)	(1,736)
Derivatives	(812,224)	(3,386,059)	1,233,336	(4,150,599)
Other invested assets	1,823	970	3,568	1,470
Short-term investments and cash equivalents	(46)	2,051	(19)	2,320
Realized investment gains (losses), net	$(836,964)	$(3,375,764)	$2,292,172	$(4,133,455)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$1,990	$2
Fixed maturity securities, available-for-sale without an allowance	633,415	2,407,478
Derivatives designated as cash flow hedges(1)	(17,710)	(43,000)
Affiliated notes, available-for-sale	3,171	4,629
Net unrealized gains (losses) on investments	$620,866	$2,369,109

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2021 and December 31, 2020, the Company had no repurchase agreements or securities lending transactions.

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

	June 30, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$1,776,996	$34,965	$(54,455)	$1,376,290	$23,167	$(82,625)
Total Derivatives Designated as Hedge Accounting Instruments	$1,776,996	$34,965	$(54,455)	$1,376,290	$23,167	$(82,625)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$3,704,500	$3,152	$(157)	$4,597,200	$2,755	$(1,621)
Interest Rate Swaps	145,129,090	6,729,984	(11,252,213)	131,129,200	12,448,036	(9,540,941)
Interest Rate Options	10,048,000	242,653	(164,917)	10,198,000	608,538	(178,563)
Interest Rate Forwards	115,000	0	(36)	75,000	464	0
Foreign Currency
Foreign Currency Forwards	38,424	155	(93)	34,988	4	(557)
Currency/Interest Rate
Foreign Currency Swaps	315,652	9,050	(4,034)	228,117	7,939	(8,440)
Credit
Credit Default Swaps	1,562,750	45,970	0	1,574,173	38,875	(52)
Equity
Equity Futures	4,236,011	5,994	(3,497)	5,558,882	9,424	(24,688)
Total Return Swaps	18,299,916	125,066	(414,104)	22,121,729	62,362	(1,162,907)
Equity Options	46,104,348	778,328	(1,255,690)	23,856,379	1,617,672	(952,452)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$229,553,691	$7,940,352	$(13,094,741)	$199,373,668	$14,796,069	$(11,870,221)
Total Derivatives(1)(2)	$231,330,687	$7,975,317	$(13,149,196)	$200,749,958	$14,819,236	$(11,952,846)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $12,530 million and $17,314 million as of June 30, 2021 and December 31, 2020, respectively included in “Future policy benefits” and $1,361 million and $580 million as of June 30, 2021 and December 31, 2020, respectively included in “Policyholders’ account balances". Other assets included $68 million and $54 million as of June 30, 2021 and December 31, 2020, respectively. Other liabilities included $31 million and $35 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $366 million and $471 million as of June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$7,975,317	$(7,669,767)	$305,550	$0	$305,550
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$7,975,317	$(7,669,767)	$305,550	$0	$305,550
Offsetting of Financial Liabilities:
Derivatives	$13,149,196	$(13,147,675)	$1,521	$(1,521)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$13,149,196	$(13,147,675)	$1,521	$(1,521)	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$14,819,236	$(14,624,985)	$194,251	$0	$194,251
Securities purchased under agreements to resell	150,000	0	150,000	(150,000)	0
Total Assets	$14,969,236	$(14,624,985)	$344,251	$(150,000)	$194,251
Offsetting of Financial Liabilities:
Derivatives	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0

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

	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$2,837	$4,219	$(1,070)	$22,293
Total cash flow hedges	2,837	4,219	(1,070)	22,293
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,955,222	0	0	0
Currency	109	0	0	0
Currency/Interest Rate	7,002	0	(20)	0
Credit	7,036	0	0	0
Equity	(850,347)	0	0	0
Embedded Derivatives	(1,934,083)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(815,061)	0	(20)	0
Total	$(812,224)	$4,219	$(1,090)	$22,293

	Six Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$4,242	$8,558	$5,502	$25,290
Total cash flow hedges	4,242	8,558	5,502	25,290
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,789,620)	0	0	0
Currency	154	0	0	0
Currency/Interest Rate	10,228	0	(36)	0
Credit	9,360	0	0	0
Equity	(1,779,968)	0	0	0
Embedded Derivatives	4,778,940	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	1,229,094	0	(36)	0
Total	$1,233,336	$8,558	$5,466	$25,290

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$2,712	$4,668	$(9,648)	$(34,394)
Total cash flow hedges	2,712	4,668	(9,648)	(34,394)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(79,874)	0	0	0
Currency	57	0	0	0
Currency/Interest Rate	(11,767)	0	(2)	0
Credit	1,629	0	0	0
Equity	(4,830,379)	0	0	0
Embedded Derivatives	1,531,563	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,388,771)	0	(2)	0
Total	$(3,386,059)	$4,668	$(9,650)	$(34,394)

	Six Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$4,567	$8,928	$7,295	$68,462
Total cash flow hedges	4,567	8,928	7,295	68,462
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	6,970,027	0	0	0
Currency	1,087	0	0	0
Currency/Interest Rate	30,082	0	69	0
Credit	(5,528)	0	0	0
Equity	184,909	0	0	0
Embedded Derivatives	(11,335,743)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(4,155,166)	0	69	0
Total	$(4,150,599)	$8,928	$7,364	$68,462

(1)Net change in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(43,000)
Amount recorded in AOCI
Currency/Interest Rate	43,592
Total amount recorded in AOCI	43,592
Amount reclassified from AOCI to income
Currency/Interest Rate	(18,302)
Total amount reclassified from AOCI to income	(18,302)
Balance, June 30, 2021	$(17,710)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2021 values, it is estimated that a pre-tax gain of $19 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2022.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $1,563 million and $1,568 million as of June 30, 2021 and December 31, 2020, respectively. These credit derivatives are reported at fair value as an asset of $46 million and $39 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 the notional amount of these credit derivatives had the following NAIC rating: $1,488 million in NAIC 3 and $75 million in NAIC 6.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $6 million reported as of June 30, 2021 and December 31, 2020, respectively, with a fair value of $0 million for both periods.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$1,015,764	$15,000	$	$1,030,764
Obligations of U.S. states and their political subdivisions	0	317,034	0		317,034
Foreign government bonds	0	195,741	0		195,741
U.S. corporate public securities	0	4,278,802	0		4,278,802
U.S. corporate private securities	0	2,091,855	97,071		2,188,926
Foreign corporate public securities	0	994,187	201		994,388
Foreign corporate private securities	0	1,833,988	134,928		1,968,916
Asset-backed securities(2)	0	1,106,707	206,345		1,313,052
Commercial mortgage-backed securities	0	861,117	0		861,117
Residential mortgage-backed securities	0	64,051	10,018		74,069
Subtotal	0	12,759,246	463,563		13,222,809
Fixed maturities, trading	0	3,868,245	5,350		3,873,595
Equity securities	227,779	1	4,684		232,464
Short-term investments	49,994	3,844	22,921		76,759
Cash equivalents	249,996	1,248,853	25		1,498,874
Other invested assets(3)	132,041	7,843,276	0	(7,669,767)	305,550
Other assets	0	0	68,305		68,305
Reinsurance recoverables	0	63,974	302,009		365,983
Receivables from parent and affiliates	0	54,566	0		54,566
Subtotal excluding separate account assets	659,810	25,842,005	866,857	(7,669,767)	19,698,905
Separate account assets(4)	0	32,934,232	0		32,934,232
Total assets	$659,810	$58,776,237	$866,857	$(7,669,767)	$52,633,137
Future policy benefits(5)	$0	$0	$12,530,109	$	$12,530,109
Policyholders' account balances	0	0	1,361,320		1,361,320
Payables to parent and affiliates	0	13,140,626	0	(13,140,626)	0
Other liabilities	8,570	31,459	0	(7,049)	32,980
Total liabilities	$8,570	$13,172,085	$13,891,429	$(13,147,675)	$13,924,409

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,887,432	$15,000	$	$8,902,432
Obligations of U.S. states and their political subdivisions	0	277,491	0		277,491
Foreign government bonds	0	177,383	0		177,383
U.S. corporate public securities	0	3,450,407	0		3,450,407
U.S. corporate private securities	0	1,804,855	82,208		1,887,063
Foreign corporate public securities	0	541,644	181		541,825
Foreign corporate private securities	0	1,427,537	66,298		1,493,835
Asset-backed securities(2)	0	974,041	18,542		992,583
Commercial mortgage-backed securities	0	785,942	0		785,942
Residential mortgage-backed securities	0	75,724	0		75,724
Subtotal	0	18,402,456	182,229		18,584,685
Fixed maturities, trading	0	1,109,097	5,045		1,114,142
Equity securities	234,452	39,477	4,153		278,082
Short-term investments	0	143,161	10,000		153,161
Cash equivalents	0	533,133	0		533,133
Other invested assets(3)	39,906	14,779,330	0	(14,624,985)	194,251
Other assets	0	0	53,980		53,980
Reinsurance recoverables	0	62,232	409,013		471,245
Receivables from parent and affiliates	0	56,026	0		56,026
Subtotal excluding separate account assets	274,358	35,124,912	664,420	(14,624,985)	21,438,705
Separate account assets(4)	0	32,205,296	0		32,205,296
Total assets	$274,358	$67,330,208	$664,420	$(14,624,985)	$53,644,001
Future policy benefits(5)	$0	$0	$17,314,004	$	$17,314,004
Policyholders' account balances	0	0	580,184		580,184
Payables to parent and affiliates	0	11,926,536	0	(11,926,536)	0
Other liabilities	26,309	33,416	0	(9,523)	50,202
Total liabilities	$26,309	$11,959,952	$17,894,188	$(11,936,059)	$17,944,390

(1)“Netting” amounts represent cash collateral of $(5,478) million and $2,689 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2021 and December 31, 2020, the fair values of such investments were $10.4 million and $10.6 million, respectively.
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
(5)As of June 30, 2021, the net embedded derivative liability position of $12,530 million includes $612 million of embedded derivatives in an asset position and $13,142 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $17,314 million includes $455 million of embedded derivatives in an asset position and $17,769 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	June 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$144,592	Discounted cash flow	Discount rate	1.24%	20%	4.26%	Decrease
		Market Comparables	EBITDA multiples(3)	5.2X	14.6X	8.5X	Increase
Reinsurance recoverables	$302,009	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$12,530,109	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.05%	1.12%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$1,361,320	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.05%	1.12%		Decrease
			Equity volatility curve	6%	30%		Increase

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$59,960	Discounted cash flow	Discount rate	0.99%	20%	6.53%	Decrease
Reinsurance recoverables	$409,013	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$17,314,004	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$580,184	Discounted cash flow	Lapse rate(6)	1%	40%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Equity volatility curve(11)	6%	42%		Increase

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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(11)Prior period amount has been updated.

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

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent that more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$15,000	$0	$0	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate securities(3)	165,910	2,345	95,875	0	0	(23,695)	0	0	(8,235)	232,200	508
Structured securities(4)	16,956	(733)	202,798	0	0	(2,658)	0	0	0	216,363	(735)
Other assets:
Fixed maturities, trading	5,127	223	0	0	0	0	0	0	0	5,350	224
Equity securities	4,166	518	0	0	0	0	0	0	0	4,684	518
Short term investments	12,349	(38)	21,693	0	0	(11,723)	100	540	0	22,921	(34)
Cash equivalents	100	(13)	38	0	0	0	(100)	0	0	25	(13)
Other assets	63,072	4,707	3,813	0	0	(3,287)	0	0	0	68,305	1,420
Reinsurance recoverables	271,390	26,337	4,282	0	0	0	0	0	0	302,009	28,643
Liabilities:
Future policy benefits	(10,511,815)	(1,727,558)	0	0	(290,736)	0	0	0	0	(12,530,109)	(1,837,883)
Policyholders' account balances(5)	(986,479)	(240,208)	0	0	(134,633)	0	0	0	0	(1,361,320)	(211,238)

	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,971)	$0	$4,556	$27	$(3,001)	$0	$2,774
Other assets:
Fixed maturities, trading	0	223	0	0	0	224	0
Equity securities	0	518	0	0	0	518	0
Short term investments	(34)	0	0	(4)	(34)	0	0
Cash equivalents	(13)	0	0	0	(13)	0	0
Other assets	4,707	0	0	0	1,420	0	0
Reinsurance recoverables	26,337	0	0	0	28,643	0	0
Liabilities:
Future policy benefits	(1,727,558)	0	0	0	(1,837,883)	0	0
Policyholders' account balances	(240,208)	0	0	0	(211,238)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$15,000	$0	$0	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate securities(3)	148,687	1,414	106,509	0	0	(31,322)	0	15,147	(8,235)	232,200	(523)
Structured securities(4)	18,542	(840)	202,798	0	0	(4,137)	0	0	0	216,363	(841)
Other assets:
Fixed maturities, trading	5,045	305	0	0	0	0	0	0	0	5,350	311
Equity securities	4,153	531	0	0	0	0	0	0	0	4,684	531
Short term investments	10,000	(38)	24,042	0	0	(11,723)	100	540	0	22,921	(34)
Cash equivalents	0	(13)	138	0	0	0	(100)	0	0	25	(13)
Other assets	53,980	13,279	6,466	0	0	(5,420)	0	0	0	68,305	7,859
Reinsurance recoverables	409,013	(115,548)	8,544	0	0	0	0	0	0	302,009	(105,520)
Liabilities:
Future policy benefits	(17,314,004)	5,365,780	0	0	(581,885)	0	0	0	0	(12,530,109)	4,982,288
Policyholders' account balances(5)	(580,184)	(507,978)	0	0	(273,158)	0	0	0	0	(1,361,320)	(463,941)

	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(3,015)	$0	$3,569	$20	$(3,038)	$0	$1,674
Other assets:
Fixed maturities, trading	0	311	0	(6)	0	311	0
Equity securities	0	531	0	0	0	531	0
Short term investments	(34)	0	0	(4)	(34)	0	0
Cash equivalents	(13)	0	0	0	(13)	0	0
Other assets	13,279	0	0	0	7,859	0	0
Reinsurance recoverables	(115,548)	0	0	0	(105,520)	0	0
Liabilities:
Future policy benefits	5,365,780	0	0	0	4,982,288	0	0
Policyholders' account balances	(507,978)	0	0	0	(463,941)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$11,458	$0	$758	$0	$0	$0	$0	$0	$0	$12,216	$0
Corporate securities(3)	111,606	8,603	3,896	(7,810)	0	(3,445)	0	10,783	(244)	123,389	7,738
Structured securities(4)	24,227	157	0	0	0	(620)	0	0	(5,636)	18,128	155
Other assets:
Fixed maturities, trading	3,593	708	0	0	0	0	0	0	0	4,301	713
Equity securities	4,986	256	0	0	0	0	0	0	0	5,242	256
Short term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	12,242	4,558	10,338	0	0	(2)	0	0	0	27,136	4,556
Reinsurance recoverables	565,090	(30,207)	4,240	0	0	0	0	0	0	539,123	(26,137)
Liabilities:
Future policy benefits	(25,302,654)	1,588,409	0	0	(284,426)	0	0	0	0	(23,998,671)	1,421,382
Policyholders' account balances(5)	(158,920)	(39,095)	0	0	(28,057)	0	0	0	0	(226,072)	(34,321)

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)(6)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)(6)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(57)	$0	$8,799	$18	$(982)	$0	$8,875
Other assets:
Fixed maturities, trading	0	713	0	(5)	0	713	0
Equity securities	0	256	0	0	0	256	0
Short term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	4,558	0	0	0	4,556	0	0
Reinsurance recoverables	(30,207)	0	0	0	(26,137)	0	0
Liabilities:
Future policy benefits	1,588,409	0	0	0	1,421,382	0	0
Policyholders' account balances	(39,095)	0	0	0	(34,321)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$10,547	$0	$1,669	$0	$0	$0	$0	$0	$0	$12,216	$0
Corporate securities(3)	104,267	(6,164)	15,173	(8,965)	0	(5,810)	0	25,132	(244)	123,389	(8,042)
Structured securities(4)	18,825	(131)	6,145	0	0	(1,075)	0	0	(5,636)	18,128	(131)
Other assets:
Fixed maturities, trading	4,464	(163)	0	0	0	0	0	0	0	4,301	(153)
Equity securities	5,247	(5)	0	0	0	0	0	0	0	5,242	(5)
Short term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	8,059	945	18,134	0	0	(2)	0	0	0	27,136	944
Reinsurance recoverables	302,814	227,746	8,563	0	0	0	0	0	0	539,123	232,325
Liabilities:
Future policy benefits	(11,822,998)	(11,609,063)	0	0	(566,610)	0	0	0	0	(23,998,671)	(11,807,482)
Policyholders' account balances(5)	(196,892)	21,334	0	0	(50,514)	0	0	0	0	(226,072)	10,084

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)(6)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)(6)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(167)	$0	$(6,125)	$(3)	$(982)	$0	$(7,191)
Other assets:
Fixed maturities, trading	0	(153)	0	(10)	0	(153)	0
Equity securities	0	(5)	0	0	0	(5)	0
Short term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	945	0	0	0	944	0	0
Reinsurance recoverables	227,746	0	0	0	232,325	0	0
Liabilities:
Future policy benefits	(11,609,063)	0	0	0	(11,807,482)	0	0
Policyholders' account balances	21,334	0	0	0	10,084	0	0

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

	June 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,257,172	$2,257,172	$2,153,735
Policy loans	0	0	11,679	11,679	11,679
Short-term investments	0	0	0	0	0
Cash and cash equivalents	591,640	0	0	591,640	591,640
Accrued investment income	0	110,380	0	110,380	110,380
Reinsurance recoverables	0	0	50,683	50,683	49,793
Receivables from parent and affiliates	0	59,664	0	59,664	59,664
Other assets	0	20,698	417,970	438,668	438,668
Total assets	$591,640	$190,742	$2,737,504	$3,519,886	$3,415,559
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,574,837	$2,574,837	$2,557,538
Short-term debt	0	0	0	0	0
Long-term debt	0	326,620	0	326,620	299,747
Reinsurance payables	0	0	42,146	42,146	42,146
Payables to parent and affiliates	0	34,272	0	34,272	34,272
Other liabilities	0	616,971	0	616,971	616,971
Separate account liabilities - investment contracts	0	17	0	17	17
Total liabilities	$0	$977,880	$2,616,983	$3,594,863	$3,550,691

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,836,633	$1,836,633	$1,765,770
Policy loans	0	0	11,806	11,806	11,806
Short-term investments	165,000	0	0	165,000	165,000
Cash and cash equivalents	386,078	150,000	0	536,078	536,078
Accrued investment income	0	121,604	0	121,604	121,604
Reinsurance recoverables	0	0	51,225	51,225	50,484
Receivables from parent and affiliates	0	31,594	0	31,594	31,594
Other assets	0	278,355	394,069	672,424	672,424
Total assets	$551,078	$581,553	$2,293,733	$3,426,364	$3,354,760
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,426,471	$2,426,471	$2,406,100
Short-term debt	0	121,205	0	121,205	119,671
Long-term debt	0	332,451	0	332,451	299,747
Reinsurance payables	0	0	44,446	44,446	44,446
Payables to parent and affiliates	0	47,345	0	47,345	47,345
Other liabilities	0	757,968	0	757,968	757,968
Separate account liabilities - investment contracts	0	30	0	30	30
Total liabilities	$0	$1,258,999	$2,470,917	$3,729,916	$3,675,307

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life.

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

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$567,185	$694,040
Deferred policy acquisition costs	3,231,384	3,414,620
Deferred sales inducements	361,178	374,631
Value of business acquired	(2,170)	(2,124)
Other assets	57,701	61,471
Policyholders’ account balances	3,199,407	3,273,863
Future policy benefits	9,047,794	12,610,942
Reinsurance payables(1)	147,807	178,860
Other liabilities	244,944	262,462

(1)Includes $1.3 million and $2.3 million of unaffiliated activity as of June 30, 2021 and December 31, 2020, respectively.

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$385,194	$494,611
Pruco Life	180,793	198,547
Unaffiliated	1,198	882
Total reinsurance recoverables	$567,185	$694,040

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Premiums:
Direct	$6,581	$7,717	$12,718	$14,215
Assumed	6,017	8,003	16,093	18,430
Ceded	(1,321)	(707)	(1,772)	(1,053)
Net premiums	11,277	15,013	27,039	31,592
Policy charges and fee income:
Direct	108,788	95,670	216,120	201,924
Assumed	412,053	367,194	819,191	765,855
Ceded(1)	(6,693)	(7,182)	(13,580)	(15,228)
Net policy charges and fee income	514,148	455,682	1,021,731	952,551
Asset management and service fees(2):
Direct	24,568	21,195	48,484	44,242
Assumed	83,554	72,285	165,176	149,065
Ceded	(2,072)	(1,840)	(4,089)	(3,818)
Net asset management and service fees	106,050	91,640	209,571	189,489
Realized investment gains (losses), net:
Direct	493,028	(4,643,352)	(1,613,057)	4,399,638
Assumed	(1,355,940)	1,305,763	4,021,957	(8,754,691)
Ceded	25,948	(38,175)	(116,728)	221,598
Realized investment gains (losses), net	(836,964)	(3,375,764)	2,292,172	(4,133,455)
Policyholders' benefits (including change in reserves):
Direct	7,216	467	24,505	59,633
Assumed	(9,606)	(38,289)	2,784	150,235
Ceded(3)	(1,221)	54	(1,272)	(5,107)
Net policyholders' benefits (including change in reserves)	(3,611)	(37,768)	26,017	204,761
Interest credited to policyholders’ account balances:
Direct	14,546	(12,284)	96,167	33,555
Assumed	6,363	(22,561)	77,309	45,854
Ceded	350	1,591	(4,307)	307
Net interest credited to policyholders’ account balances	21,259	(33,254)	169,169	79,716
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	174,726	38,342	514,437	583,806

(1)Includes $(0.1) million and $(0.4) million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively, and $(0.4) million and $(0.7) million for the six months ended June 30, 2021 and 2020, respectively.
(2)Prior period amounts updated to conform to current period presentation.
(3)Includes $(0.3) million and $(0.5) million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively, and $(0.4) million and $(0.4) million for the six months ended June 30, 2021 and 2020, respectively.

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

The Company's income tax provision amounted to an income tax expense of $469 million, or 20.54% of income (loss) from operations before income taxes in the first six months of 2021, compared to an income tax benefit of $(1,100) million, or 29.91%, in the first six months of 2020. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year 2020 projected effective tax rate an income tax benefit of $305 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2021 and 2020 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(708)	$1,533,767	$1,533,059
Change in OCI before reclassifications	66	(418,162)	(418,096)
Amounts reclassified from AOCI	0	(1,074,047)	(1,074,047)
Income tax benefit (expense)	(14)	313,364	313,350
Balance, June 30, 2021	$(656)	$354,922	$354,266

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(934)	$429,546	$428,612
Change in OCI before reclassifications	(481)	1,563,347	1,562,866
Amounts reclassified from AOCI	0	(35,880)	(35,880)
Income tax benefit (expense)	101	(320,767)	(320,666)
Balance, June 30, 2020	$(1,314)	$1,636,246	$1,634,932

(1)Includes cash flow hedges of $(18) million and $(43) million as of June 30, 2021 and December 31, 2020, respectively, and $68 million and $0 million as of June 30, 2020 and December 31, 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$5,986	$(2,267)	$18,302	$20,790
Net unrealized investment gains (losses) on available-for-sale securities	(25,759)	8,668	1,055,745	15,090
Total net unrealized investment gains (losses)(4)	(19,773)	6,401	1,074,047	35,880
Total reclassifications for the period	$(19,773)	$6,401	$1,074,047	$35,880

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$2	$2,369,107	$(363,429)	$(63,159)	$(408,754)	$1,533,767
Net investment gains (losses) on investments arising during the period	1,867	(676,063)	0	0	141,580	(532,616)
Reclassification adjustment for (gains) losses included in net income	0	(1,074,047)	0	0	225,551	(848,496)
Reclassification due to allowance for credit losses recorded during the period	121	(121)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	227,549	28,485	(53,767)	202,267
Balance, June 30, 2021	$1,990	$618,876	$(135,880)	$(34,674)	$(95,390)	$354,922

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.3 million and $0.0 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The expense charged to the Company for the deferred compensation program was $0.5 million and $0.0 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $4.7 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.9 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD was $117 million and $29 million for the three months ended June 30, 2021 and 2020, respectively, and $236 million and $52 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $6 million and $2 million for the three months ended June 30, 2021 and 2020, respectively, and $13 million and $6 million for the six months ended June 30, 2021 and 2020, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $6 million and $5 million for the three months ended June 30, 2021 and 2020, respectively, and $12 million and $10 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $521 million and $534 million as of June 30, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes gains of $14 million and $15 million for the three months ended June 30, 2021 and 2020, respectively, and a gain of $18 million and a loss of $3 million for the six months ended June 30, 2021 and 2020, respectively.

Affiliated Asset Management and Service Fees

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $24 million and $21 million for the three months ended June 30, 2021 and 2020, respectively, and $47 million and $43 million for the six months ended June 30, 2021 and 2020, respectively. These revenues are recorded as “Asset management and service fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at June 30, 2021 and December 31, 2020 were as follows:

	Maturity Dates	Interest Rates			June 30, 2021	December 31, 2020
					(in thousands)
U.S. dollar fixed rate notes	2026 - 2027	2.62%	-	14.85%	$54,566	$56,025
Total long-term notes receivable - affiliated(1)					$54,566	$56,025

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

Accrued interest receivable related to these loans was $0.1 million and $0.0 million at June 30, 2021 and December 31, 2020, respectively, and is included in “Other assets”. Revenues related to these loans were $0.4 million for both the three months ended June 30, 2021 and 2020, and $0.7 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively, and are included in “Asset management and service fees”.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at June 30, 2021 and December 31, 2020 was as follows:

	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.58%	$74,005	$74,005

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis.

Accrued interest receivable related to the loan was $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively, and is included in "Accrued investment income". Revenues were $0.9 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2021 and for the year ended December 31, 2020.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential International Insurance Service Company	March 2020	Purchase	Fixed Maturities	$107,014	$107,014	$0	$0
Prudential Insurance	March 2020	Purchase	Fixed Maturities	$258,885	$258,885	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$91,131	$91,131	$0	$0
Prudential Insurance	June 2020	Sale	Fixed Maturities	$65,646	$57,699	$0	$7,947
Gibraltar Life Insurance Company	June 2020	Purchase	Fixed Maturities	$222,091	$222,091	$0	$0
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$200,873	$200,873	$0	$0
Prudential Insurance	April 2021	Purchase	Commercial Mortgage Loan	$176,904	$176,904	$0	$0
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	$14,662	$14,662	$0	$0
Prudential Insurance	June 2021	Sale	Equities	$3,050	$3,013	$0	$37
Pruco Life	June 2021	Sale	Equities	$40,284	$38,026	$0	$2,258
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	$12,350	$12,350	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of June 30, 2021 and December 31, 2020:

Affiliate	Date Issued	Amount of Notes - June 30, 2021	Amount of Notes - December 31, 2020	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	93,671	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	28,102	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	93,671	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	37,468	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	46,835	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	0	26,000	2.59%	6/28/2021
Total Loans Payable to Affiliates		$299,747	$419,418

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $4 million and $8 million for the three months ended June 30, 2021 and 2020, respectively, and $8 million and $36 million for the six months ended June 30, 2021 and 2020, respectively.

Contributed Capital and Dividends

Through June 2021 and December 2020, the Company did not receive any capital contributions.

Through June 2021, the Company did not return capital to PAI. In March, June, September and December 2020, there was a $207 million, $173 million, $192 million and $188 million return of capital, respectively, to PAI.

In March and June 2021, the Company paid a dividend of $192 million and $188 million, respectively, to PAI. In 2020, the Company did not pay any dividends to PAI.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2021 and December 31, 2020, the outstanding balances on these commitments were $206 million and $48 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both June 30, 2021 and December 31, 2020. There was a change in allowance of $0.0 million for both the three and six months ended June 30, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2021 and December 31, 2020, $717 million and $305 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of June 30, 2021, compared with December 31, 2020, and its results of operations for the three and six months ended June 30, 2021 and 2020. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations; however, the impacts to our businesses have moderated recently and are expected to continue to moderate. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Results of Operations. For the three and six months ended June 30, 2021 we reported a net loss of $(75) million and net income of $1,815 million, respectively. See “Results of Operations” for a discussion of results for the second quarter and the first six months of 2021.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2021, we assume an 8.0% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2021 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board ("FASB") on August 15, 2018 and is expected to have a significant impact on the Company's Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
Total assets decreased $0.8 billion from $64.3 billion at December 31, 2020 to $63.5 billion at June 30, 2021. Significant components were:
•$1.4 billion decrease in Total investments and Cash and cash equivalents primarily driven by unrealized losses on investments due to rising interest rates, cash flows from insurance operations and dividend distributions;
Partially offset by:
•$0.7 billion increase in Separate account assets, primarily driven by market appreciation driven by favorable equity market performance, largely offset by net outflows.
Total liabilities decreased $1.1 billion from $61.6 billion at December 31, 2020 to $60.5 billion at June 30, 2021. Significant components were:
•$4.9 billion decrease in Future policy benefits primarily driven by a decrease in reserves related to our variable annuity living benefit guarantees due to rising interest rates and favorable equity market performance;
Partially offset by:
•$3.4 billion increase in Policyholders' account balances primarily driven by incremental general account product sales; and
• $0.7 billion increase in Separate account liabilities, corresponding to the increase in Separate account assets, as discussed above.
Total equity increased $0.3 billion from $2.7 billion at December 31, 2020 to $3.0 billion at June 30, 2021, primarily driven by an after-tax net income of $1.8 billion, partially offset by dividend distributions of $0.4 billion, and unrealized losses on investments of $1.8 billion driven by rising interest rates reflected in Accumulated other comprehensive income (loss).
Results of Operations
Income (loss) from Operations before Income Taxes
Three Months Comparison
Income (loss) from operations before income taxes increased $2,519 million from a loss of $2,618 million for the three months ended June 30, 2020 to a loss of $99 million for the three months ended June 30, 2021. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $2,437 million primarily driven by:

•Favorable impact related to the portions of our U.S. GAAP liability before non-performance risk ("NPR"), that are excluded from our hedge target, driven by favorable equity market performance, partially offset by declining interest rates. Also contributing is an unfavorable NPR adjustment. Prior year period reflected an increase in these reserves primarily driven by an unfavorable NPR adjustment and unfavorable hedge breakage driven by tightening of credit spreads, partially offset by the tightening of credit spreads used to measure our living benefit liability.
Six Months Comparison
Income (loss) from operations before income taxes increased $5,962 million from a loss of $3,677 million for the six months ended June 30, 2020 to income of $2,285 million for the six months ended June 30, 2021. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $5,879 million primarily driven by:
•Favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by favorable equity market performance and rising interest rates. These increases were partially offset by an unfavorable NPR adjustment. Prior year period reflected an increase in these reserves primarily driven by declining interest rates, widening of credit spreads, and unfavorable hedge breakage, partially offset by a favorable NPR adjustment used to measure our living benefit liability.
The following table provides the net impact to the Unaudited Interim Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)(1)		(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$(1,883)	$4,516	$5,581	$(14,659)
Change in the NPR adjustment	(104)	(3,238)	(903)	2,720
Change in fair value of hedge assets, excluding capital hedges(3)	1,334	(3,047)	(3,112)	7,802
Change in fair value of capital hedges(4)	(503)	(710)	(803)	237
Other	578	283	1,106	643
Realized investment gains (losses), net, and related adjustments	(578)	(2,196)	1,869	(3,257)
Market experience updates(5)	92	23	161	(235)
Charges related to realized investments gains (losses), net	74	455	(260)	147
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$(412)	$(1,718)	$1,770	$(3,345)
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $108 million and $(14) million for the three months ended June 30, 2021 and 2020, respectively, and $(1,627) million and $1,593 million for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, the loss of $412 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to declining interest rates, partially offset by favorable equity market performance, as well as losses associated with our capital hedge program and an unfavorable NPR adjustment. This was partially offset by favorable market experience updates from higher equity markets.

For the three months ended June 30, 2020, the loss of $1,718 million was driven by an unfavorable NPR adjustment driven by tightening credit spreads and losses associated with our capital hedge program driven by favorable equity markets. These losses were partially offset by the favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to tightening credit spreads and favorable equity markets, as well as benefits related to the amortization of DAC and other costs.
For the six months ended June 30, 2021, the gain of $1,770 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) as well as favorable market experience updates largely due to favorable equity markets and rising interest rates. These impacts were partially offset by an unfavorable NPR adjustment, losses associated with our capital hedge program and charges related to the amortization of DAC and other costs.
For the six months ended June 30, 2020, the loss of $3,345 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) driven by declining interest rates, widening of credit spreads and unfavorable equity market performance, as well as unfavorable market experience updates due to unfavorable equity markets and declining interest rates. These losses were partially offset by a favorable NPR adjustment, reflecting the impact of widening credit spreads.
Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $2,841 million from a loss of $2,641 million for the three months ended June 30, 2020 to a gain of $200 million for the three months ended June 30, 2021. Excluding the impact of our annual reviews and update of our assumptions and other refinements, revenues increased $2,955 million primarily driven by:
•Higher Realized investment gains (losses), net reflecting favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by favorable equity market performance, partially offset by declining interest rates. Also contributing is an unfavorable NPR adjustment.
Benefits and expenses increased $321 million from income of $22 million for the three months ended June 30, 2020 to an expense of $299 million for the three months ended June 30, 2021. Excluding the impact of our annual reviews and update of our assumptions and refinements, benefits and expenses increased $518 million primarily driven by:
•Higher Amortization of deferred policy acquisition costs driven by changes to expected gross profits reflecting change in market conditions; and
•Higher Policyholders' benefits driven by our guaranteed minimum death benefits due to unfavorable market conditions, resulting in higher reserve provisions.
Six Months Comparison
Revenues increased $5,939 million from a loss of $2,617 million for the six months ended June 30, 2020 to a gain of $3,322 million for the six months ended June 30, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, revenues increased $6,053 million primarily driven by:
•Higher Realized investment gains (losses), net reflecting favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by favorable equity market performance and rising interest rates. These increases were partially offset by an unfavorable NPR adjustment.
Benefits and expenses decreased $23 million from $1,060 million for the six months ended June 30, 2020 to $1,037 million for the six months ended June 30, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, benefits and expenses increased $174 million primarily driven by:
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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
Effective July 1, 2021, Pruco Life recaptured the risks related to its business that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life.
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

	As of June 30, 2021	As of December 31, 2020(1)
	(in millions)
U.S. GAAP Liability, including NPR	$12,228	$16,905
NPR Adjustment	2,802	3,705
Subtotal	15,030	20,610
Adjustments including risk margins and valuation methodology differences	(3,176)	(4,596)
Economic liability managed by ALM strategy	$11,854	$16,014
(1)Prior period amounts have been updated to conform to current period presentation.
As of June 30, 2021, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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
The Company made distributions to its parent, Prudential Annuities, Inc., for the three month periods indicated below.

	Return of Capital	Dividends
	(in millions)
June 30, 2021	$0	$188
March 31, 2021	$0	$192
December 31, 2020	$188	$0
September 30, 2020	$192	$0
June 30, 2020	$173	$0

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2021 and December 31, 2020, the Company had liquid assets of $19.5 billion and $21.4 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $2.2 billion and $1.4 billion as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $12 billion, or 91%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Subsequent to the quarterly period covered by this Form 10-Q, effective July 1, 2021, Pruco Life Insurance Company (“Pruco Life”) recaptured the risks related to its variable annuity business, including base contracts, along with the living benefit guarantees that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2021