Form 10-Q
period 2021-09-30
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2021-11-19
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 19, 2021, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly-owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
September 30, 2021 and December 31, 2020 (in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$2,226; 2020-$686) (amortized cost: 2021-$10,191,008; 2020-$16,177,891)	$10,577,150	$18,584,685
Fixed maturities, trading, at fair value (amortized cost: 2021-$338,930; 2020-$1,017,771)	341,924	1,114,142
Equity securities, at fair value (cost: 2021-$239,035; 2020-$279,096)	236,395	288,082
Commercial mortgage and other loans (net of $4,234 and $7,382 allowance for credit losses at September 30, 2021 and December 31, 2020, respectively)	2,044,843	1,765,770
Policy loans	11,871	11,806
Short-term investments	95,313	318,161
Other invested assets (includes $13,826 and $204,863 of assets measured at fair value at September 30, 2021 and December 31, 2020, respectively)	96,160	818,810
Total investments	13,403,656	22,901,456
Cash and cash equivalents	1,413,331	1,069,211
Deferred policy acquisition costs	1,000,868	4,237,780
Accrued investment income	74,015	121,604
Reinsurance recoverables	384,614	694,040
Income taxes	1,088,488	1,448,714
Value of business acquired	27,186	27,247
Deferred sales inducements	294,029	714,598
Receivables from parent and affiliates	54,706	87,620
Other assets	550,440	767,540
Separate account assets	31,916,178	32,205,296
TOTAL ASSETS	$50,207,511	$64,275,106
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$4,650,800	$18,560,891
Policyholders’ account balances	10,718,803	9,181,459
Payables to parent and affiliates	329,775	47,345
Short-term debt	0	119,671
Long-term debt	0	299,747
Reinsurance payables	31,437	178,860
Other liabilities	503,550	980,692
Separate account liabilities	31,916,178	32,205,296
Total liabilities	48,150,543	61,573,961
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	590,601	4,382,936
Retained earnings / (accumulated deficit)	1,178,953	(3,217,350)
Accumulated other comprehensive income (loss)	284,914	1,533,059
Total equity	2,056,968	2,701,145
TOTAL LIABILITIES AND EQUITY	$50,207,511	$64,275,106

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Premiums	$5,657	$13,936	$32,696	$45,528
Policy charges and fee income	106,137	489,440	1,127,868	1,441,991
Net investment income	101,318	144,669	386,525	426,132
Asset management and service fees(1)	22,685	99,419	232,256	288,909
Other income (loss)(1)	(41,719)	3,339	(555,728)	64,831
Realized investment gains (losses), net	5,080,691	(245,974)	7,372,863	(4,379,429)
TOTAL REVENUES	5,274,769	504,829	8,596,480	(2,112,038)
BENEFITS AND EXPENSES
Policyholders’ benefits	(241,771)	43,824	(215,754)	248,585
Interest credited to policyholders’ account balances	440,455	81,284	609,624	161,000
Amortization of deferred policy acquisition costs	19,081	204,516	401,735	439,730
Commission expense	1,408,014	193,174	1,738,901	602,303
General, administrative and other expenses	(90,076)	29,604	38,395	160,487
TOTAL BENEFITS AND EXPENSES	1,535,703	552,402	2,572,901	1,612,105
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,739,066	(47,573)	6,023,579	(3,724,143)
Income tax expense (benefit)	777,976	134,587	1,247,276	(964,981)
NET INCOME (LOSS)	$2,961,090	$(182,160)	$4,776,303	$(2,759,162)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(183)	327	(117)	(154)
Net unrealized investment gains (losses)	(87,605)	33,026	(1,579,814)	1,560,493
Total	(87,788)	33,353	(1,579,931)	1,560,339
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(18,436)	7,006	(331,786)	327,672
Other comprehensive income (loss), net of taxes	(69,352)	26,347	(1,248,145)	1,232,667
Comprehensive income (loss)	$2,891,738	$(155,813)	$3,528,158	$(1,526,495)
(1) Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$4,382,936	$(3,217,350)	$1,533,059	$2,701,145
Return of capital		0			0
Dividend to parent			(192,000)		(192,000)
Assets purchased/transferred from /to affiliates		0			0
Comprehensive income (loss):
Net income (loss)			1,889,813		1,889,813
Other comprehensive income (loss), net of tax				(1,412,895)	(1,412,895)
Total comprehensive income (loss)					476,918
Balance, March 31, 2021	$2,500	$4,382,936	$(1,519,537)	$120,164	$2,986,063
Return of capital		0			0
Dividend to parent			(188,000)		(188,000)
Assets purchased/transferred from /to affiliates		0			0
Comprehensive income (loss):
Net income (loss)			(74,600)		(74,600)
Other comprehensive income (loss), net of tax				234,102	234,102
Total comprehensive income (loss)					159,502
Balance, June 30, 2021	$2,500	$4,382,936	$(1,782,137)	$354,266	$2,957,565
Return of capital		(3,813,369)			(3,813,369)
Dividend to parent			0		0
Assets purchased/transferred from /to affiliates		21,034			21,034
Comprehensive income (loss):
Net income (loss)			2,961,090		2,961,090
Other comprehensive income (loss), net of tax				(69,352)	(69,352)
Total comprehensive income (loss)					2,891,738
Balance, September 30, 2021	$2,500	$590,601	$1,178,953	$284,914	$2,056,968

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,500	$5,142,936	$(46,693)	$428,612	$5,527,355
Cumulative effect of adoption of accounting changes(1)			(1,392)		(1,392)
Return of capital		(207,000)			(207,000)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			(820,788)		(820,788)
Other comprehensive income (loss), net of tax				1,010,888	1,010,888
Total comprehensive income (loss)					190,100
Balance, March 31, 2020	$2,500	$4,935,936	$(868,873)	$1,439,500	$5,509,063
Return of capital		(173,000)			(173,000)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			(1,756,214)		(1,756,214)
Other comprehensive income (loss), net of tax				195,432	195,432
Total comprehensive income (loss)					(1,560,782)
Balance, June 30, 2020	$2,500	$4,762,936	$(2,625,087)	$1,634,932	$3,775,281
Return of capital		(192,000)			(192,000)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			(182,160)		(182,160)
Other comprehensive income (loss), net of tax				26,347	26,347
Total comprehensive income (loss)					(155,813)
Balance, September 30, 2020	$2,500	$4,570,936	$(2,807,247)	$1,661,279	$3,427,468

(1) Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,776,303	$(2,759,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(1,919)	(194)
Realized investment (gains) losses, net	(7,372,863)	4,379,429
Depreciation and amortization	5,572	1,288
Interest credited to policyholders’ account balances	609,624	161,000
Change in:
Future policy benefits	604,172	1,014,611
Accrued investment income	47,589	(14,442)
Net receivables from/payables to parent and affiliates	(23,245)	(12,673)
Deferred sales inducements	(867)	(1,049)
Deferred policy acquisition costs	3,487,773	205,496
Income taxes	686,421	(636,990)
Reinsurance recoverables, net	40,516	(37,789)
Derivatives, net	(3,001,376)	5,063,948
Other, net	(1,922,973)	(32,760)
Cash flows from (used in) operating activities	(2,065,273)	7,330,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,858,846	572,885
Fixed maturities, trading	2,082,332	159,732
Equity securities	45,557	29,057
Commercial mortgage and other loans	115,768	25,308
Policy loans	544	1,045
Other invested assets	43,923	27,263
Short-term investments	389,294	6,320,503
Payments for the purchase/origination of:
Fixed maturities, available for sale	(5,142,331)	(3,005,885)
Fixed maturities, trading	(5,383,875)	(543,613)
Equity securities	(6,426)	(16,019)
Commercial mortgage and other loans	(1,089,461)	(232,974)
Policy loans	(96)	(73)
Other invested assets	(224,583)	(147,298)
Short-term investments	(166,451)	(7,800,148)
Notes receivable from parent and affiliates, net	51,397	0
Derivatives, net	(88,260)	(774,629)
Other, net	3,470	0
Cash flows from (used in) investing activities	(510,352)	(5,384,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	6,715,772	4,455,177
Ceded policyholders' account deposits	(6,752)	(33,061)
Policyholders' account withdrawals	(2,596,597)	(3,070,114)
Ceded policyholders' account withdrawals	11,167	29,759
Repayments of debt (maturities longer than 90 days)	(299,747)	0
Net increase/(decrease) in short-term borrowing	(119,671)	11,322
Drafts outstanding	(9,869)	(12,968)
Distribution to parent	(773,756)	(572,000)
Other, net	(802)	(47,209)
Cash flows from (used in) financing activities	2,919,745	760,906
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344,120	2,706,773
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,069,211	2,795,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,413,331	$5,501,936
Significant Non-Cash Transactions
Cash Flows from Investing and Financing Activities for the nine months ended September 30, 2021 excludes certain non-cash transactions related to the Pruco Life Insurance Company recapturing the risks related to its business that had previously been reinsured to Prudential Annuities Life Assurance Corporation from April 1, 2016 through June 30, 2021, which was effective July 1, 2021. See Note 1 for additional information. There were no significant non-cash transactions for the nine months ended September 30, 2020.

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life. This transaction is referred to as the "2021 Variable Annuities Recapture".

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The financial statement impacts of this transaction are as follows:

Unaudited Interim Statement of Financial Position

	Balance as of June 30, 2021	Impacts of Recapture	Total as of July 1, 2021
	(in millions)
ASSETS
Total investments(1)(2)	$20,501	$(8,327)	$12,174
Cash and cash equivalents	2,091	(409)	1,682
Deferred policy acquisition costs	4,215	(3,286)	929
Accrued investment income	110	(42)	68
Reinsurance recoverables	567	(181)	386
Income tax receivable	1,707	(787)	920
Value of business acquired	28	0	28
Deferred sales inducements	692	(388)	304
Receivables from parent and affiliates	114	(41)	73
Other assets	544	0	544
Separate account assets	32,934	0	32,934
TOTAL ASSETS	$63,503	$(13,461)	$50,042
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$13,707	$(9,048)	$4,659
Policyholders’ account balances	12,617	(3,199)	9,418
Payables to parent and affiliates	34	0	34
Long-term debt	300	0	300
Reinsurance payable	148	(115)	33
Other liabilities	805	(245)	560
Separate account liabilities	32,934	0	32,934
Total Liabilities	60,545	(12,607)	47,938
EQUITY
Common stock	3	0	3
Additional paid-in capital(3)	4,383	(3,786)	597
Retained earnings	(1,782)	3,026	1,244
Accumulated other comprehensive income	354	(94)	260
Total equity	2,958	(854)	2,104
TOTAL LIABILITIES AND EQUITY	$63,503	$(13,461)	$50,042
Significant non-cash transactions
(1) The decrease in total investments includes non-cash activities of $8.3 billion related to the recapture transaction.
(2) The Company incurred an increase related to ceding commissions of $2.0 billion received from Pruco Life.
(3) The decrease in Additional paid-in capital includes non-cash activities of $3.4 billion in invested assets related to return of capital to PAI.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statement of Operations and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2021	Impacts of Recapture
(in millions)
REVENUES
Other income (loss)	$1
Realized investment gains (losses), net	5,142
TOTAL REVENUES	5,143
BENEFITS AND EXPENSES
Policyholders’ benefits	(257)
Interest credited to policyholders’ account balances	399
Commission expense	1,362
General, administrative and other expenses	(191)
TOTAL BENEFITS AND EXPENSES	1,313
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,830
Income tax expense (benefit)	804
NET INCOME (LOSS)	$3,026

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Life	July 1, 2021	Sale	Derivatives, Fixed Maturities, Equity Securities, Commercial Mortgages and JV/LP Investments	$4,908	$4,720	$0	$173	$15
PAI	July 1, 2021	Return of Capital	Fixed Maturities	$3,420	$3,420	$(3,420)	$0	$0

As part of the recapture transaction, the Company sent invested assets of $6.8 billion, net of $2.0 billion ceding commissions as consideration to Pruco Life, which is equivalent to the amount of statutory reserve credit taken as of June 30, 2021. The company released living benefit liabilities of $8.3 billion as well as variable annuity base contracts of $3.0 billion and benefit and payout reserves of $0.9 billion.

Also, the Company derecognized its assumed Deferred Policy Acquisition Costs ("DAC") and Deferred Sales Inducements ("DSI") balances as of June 30, 2021. The company also recognized a deferred reinsurance gain from the original transaction of $0.2 billion. As a result of the recapture transaction, the Company recognized a pre-tax gain of $3.8 billion immediately.

There was a $3.8 billion return of capital to PAI, which includes $3.4 billion in invested assets and $0.4 billion in cash.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
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

The most significant estimates include those used in determining DAC and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products; value of business acquired ("VOBA") and its amortization; amortization of DSI; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Sale of PALAC

In September 2021, PAI entered into a definitive agreement to sell its equity interest in PALAC to Fortitude Group Holdings, LLC. The transaction will result in a benefit to Prudential Financial comprised of the purchase price for PALAC, a pre-closing net capital distribution by PALAC and an expected tax impact. The transaction is expected to close in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020, the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of September 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$669,350	$57,637	$302	$0	$726,685
Obligations of U.S. states and their political subdivisions	283,487	14,845	883	0	297,449
Foreign government bonds	164,023	14,207	813	0	177,417
U.S. public corporate securities	2,843,576	180,349	16,855	0	3,007,070
U.S. private corporate securities	2,037,889	73,950	6,759	2,226	2,102,854
Foreign public corporate securities	744,178	17,155	3,725	0	757,608
Foreign private corporate securities	1,311,604	43,078	23,911	0	1,330,771
Asset-backed securities(1)	1,266,654	7,321	311	0	1,273,664
Commercial mortgage-backed securities	793,065	36,371	6,519	0	822,917
Residential mortgage-backed securities(2)	77,182	3,562	29	0	80,715
Total fixed maturities, available-for-sale	$10,191,008	$448,475	$60,107	$2,226	$10,577,150

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74,479	$302	$0	$0	$74,479	$302
Obligations of U.S. states and their political subdivisions	3,491	72	8,784	811	12,275	883
Foreign government bonds	18,592	813	0	0	18,592	813
U.S. public corporate securities	907,661	16,191	9,998	664	917,659	16,855
U.S. private corporate securities	479,408	6,722	2,491	37	481,899	6,759
Foreign public corporate securities	438,175	3,464	3,722	261	441,897	3,725
Foreign private corporate securities	589,332	23,737	2,848	174	592,180	23,911
Asset-backed securities	316,315	309	5,002	2	321,317	311
Commercial mortgage-backed securities	214,547	6,226	6,971	293	221,518	6,519
Residential mortgage-backed securities	7,245	26	74	3	7,319	29
Total fixed maturities, available-for-sale	$3,049,245	$57,862	$39,890	$2,245	$3,089,135	$60,107

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$244,507	$12,686	$0	$0	$244,507	$12,686
Obligations of U.S. states and their political subdivisions	9,440	156	0	0	9,440	156
Foreign government bonds	257	1	87	3	344	4
U.S. public corporate securities	117,755	1,335	2,185	26	119,940	1,361
U.S. private corporate securities	35,411	2,614	16,071	2,092	51,482	4,706
Foreign public corporate securities	69,610	408	0	0	69,610	408
Foreign private corporate securities	11,679	188	50,809	2,663	62,488	2,851
Asset-backed securities	219,535	320	246,535	1,285	466,070	1,605
Commercial mortgage-backed securities	45,617	102	0	0	45,617	102
Residential mortgage-backed securities	0	0	80	3	80	3
Total fixed maturities, available-for-sale	$753,811	$17,810	$315,767	$6,072	$1,069,578	$23,882

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
As of September 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $53.7 million and $17.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $6.4 million and $6.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2021, the $2.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the capital goods, consumer non-cyclical, and utility sectors. As of December 31, 2020, the $6.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the transportation, consumer non-cyclical and energy sectors and in asset-backed securities.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$134,591	$136,840
Due after one year through five years	1,851,380	1,895,997
Due after five years through ten years	3,011,050	3,081,257
Due after ten years	3,057,086	3,285,760
Asset-backed securities	1,266,654	1,273,664
Commercial mortgage-backed securities	793,065	822,917
Residential mortgage-backed securities	77,182	80,715
Total fixed maturities, available-for-sale	$10,191,008	$10,577,150

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$215,523	$20,268	$8,008,956	$352,945
Proceeds from maturities/prepayments	195,328	88,208	606,621	220,109
Gross investment gains from sales and maturities	157,167	24	1,295,797	18,279
Gross investment losses from sales and maturities	(14,452)	(366)	(75,069)	(1,856)
Write-downs recognized in earnings(2)	0	0	(22,619)	(693)
(Addition to) release of allowance for credit losses	(1,891)	414	(1,540)	(568)

(1)Includes $(243.3) million and $0.2 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2021 and 2020, respectively.
(2)Amounts represent write-downs on securities actively marketed for sale.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$335	$0	$0	$0	$335
Additions to allowance for credit losses not previously recorded	0	0	2,226	0	0	0	2,226
Reductions for securities sold during the period	0	0	(282)	0	0	0	(282)
Addition (reductions) on securities with previous allowance	0	0	(53)	0	0	0	(53)
Balance, end of period	$0	$0	$2,226	$0	$0	$0	$2,226

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$982	$0	$0	$0	$982
Additions to allowance for credit losses not previously recorded	0	0	216	0	0	0	216
Reductions for securities sold during the period	0	0	0	0	0	0	0
Addition (reductions) on securities with previous allowance	0	0	(630)	0	0	0	(630)
Balance, end of period	$0	$0	$568	$0	$0	$0	$568

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$686	$0	$0	$0	$686
Additions to allowance for credit losses not previously recorded	0	0	2,658	0	0	0	2,658
Reductions for securities sold during the period	0	0	(295)	0	0	0	(295)
Addition (reductions) on securities with previous allowance	0	0	(823)	0	0	0	(823)
Balance, end of period	$0	$0	$2,226	$0	$0	$0	$2,226

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,384	0	0	0	1,384
Reductions for securities sold during the period	0	0	(2)	0	0	0	(2)
Addition (reductions) on securities with previous allowance	0	0	(814)	0	0	0	(814)
Balance, end of period	$0	$0	$568	$0	$0	$0	$568

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and transportation sectors within private corporate securities. For the three months ended September 30, 2020, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to recoveries in the capital goods sector within private corporate securities.

For the nine months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and transportation sectors within private corporate securities. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and utility sectors within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2021 and December 31, 2020.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $24.3 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and $(275.9) million and $62.8 million during the nine months ended September 30, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(2.6) million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively, and $(11.6) million and $2.1 million during the nine months ended September 30, 2021 and 2020, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$471,521	23.0%	$369,764	20.9%
Hospitality	28,525	1.4	16,679	0.9
Industrial	814,100	39.7	590,231	33.3
Office	323,811	15.8	374,107	21.1
Other	218,338	10.7	187,643	10.6
Retail	100,815	4.9	130,154	7.3
Total commercial mortgage loans	1,957,110	95.5	1,668,578	94.1
Agricultural property loans	91,967	4.5	104,574	5.9
Total commercial mortgage and agricultural property loans	2,049,077	100.0%	1,773,152	100.0%
Allowance for credit losses	(4,234)		(7,382)
Total net commercial mortgage and agricultural property loans	$2,044,843		$1,765,770

As of September 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (35%), Texas (16%) and New York (6%) and included loans secured by properties in Europe (9%) and Mexico (1%).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$5,392	$191	$5,583	$6,701	$178	$6,879
Addition to (release of) allowance for expected losses	(1,236)	(113)	(1,349)	646	108	754
Allowance, end of period	$4,156	$78	$4,234	$7,347	$286	$7,633

	Nine Months Ended September 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$7,116	$266	$7,382	$2,622	$41	$2,663
Cumulative effect of adoption of ASU 2016-13	0	0	0	3,118	39	3,157
Addition to (release of) allowance for expected losses	(2,960)	(188)	(3,148)	1,607	206	1,813
Allowance, end of period	$4,156	$78	$4,234	$7,347	$286	$7,633

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan sales and the improving credit environment. For the three months ended September 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to new loan originations.

For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13 and new loan originations.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$157,985	$0	$103,674	$29,382	$96,901	$291,073	$679,015
60%-69.99%	393,844	47,418	155,279	57,978	49,793	49,700	754,012
70%-79.99%	273,159	72,241	63,464	0	21,282	73,576	503,722
80% or greater	0	0	0	0	0	20,361	20,361
Total	$824,988	$119,659	$322,417	$87,360	$167,976	$434,710	$1,957,110
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$802,988	$119,659	$291,455	$76,739	$134,416	$409,620	$1,834,877
1.0 - 1.2x	22,000	0	19,890	10,621	12,278	4,846	69,635
Less than 1.0x	0	0	11,072	0	21,282	20,244	52,598
Total	$824,988	$119,659	$322,417	$87,360	$167,976	$434,710	$1,957,110
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$38,000	$26,970	$13,711	$1,238	$2,701	$9,347	$91,967
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$38,000	$26,970	$13,711	$1,238	$2,701	$9,347	$91,967
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$38,000	$26,970	$13,711	$1,238	$2,701	$5,908	$88,528
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	3,439	3,439
Total	$38,000	$26,970	$13,711	$1,238	$2,701	$9,347	$91,967

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,957,110	$0	$0	$0	$1,957,110	$0
Agricultural property loans	91,967	0	0	0	91,967	0
Total	$2,049,077	$0	$0	$0	$2,049,077	$0

(1)As of September 30, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2021 and December 31, 2020.

For both the three months ended September 30, 2021 and 2020, there were $0 million of commercial mortgage loans acquired, other than those through direct origination. For the three months ended September 30, 2021 and 2020, there were $707 million and $0 million, respectively, of commercial mortgage and other loans sold.

For the nine months ended September 30, 2021 and 2020, there were $167 million and $0 million, respectively, of commercial mortgage loans acquired, other than those through direct origination. For the nine months ended September 30, 2021 and 2020, there were $707 million and $0 million, respectively, of commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$21,756	$28,955
Hedge funds	0	340,951
Real estate-related	60,578	244,041
Subtotal equity method	82,334	613,947
Fair value:
Private equity	3,829	4,220
Hedge funds	161	172
Real estate-related	5,639	6,220
Subtotal fair value	9,629	10,612
Total LPs/LLCs	91,963	624,559
Derivative instruments	4,197	194,251
Total other invested assets	$96,160	$818,810

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$69,573	$116,342
Equity securities	0	1
Commercial mortgage and other loans	4,345	4,828
Policy loans	12	11
Short-term investments and cash equivalents	85	158
Other(1)	0	264
Total accrued investment income	$74,015	$121,604
(1)Primarily includes affiliated accrued income.

There were no write-downs on accrued investment income for both the three months and nine months ended September 30, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$79,832	$113,538	$279,957	$323,737
Fixed maturities, trading	2,009	3,972	27,631	9,474
Equity securities	1,214	63	3,498	194
Commercial mortgage and other loans	14,140	13,898	46,266	42,517
Policy loans	222	182	462	538
Other invested assets	10,791	15,102	49,085	20,968
Short-term investments and cash equivalents	437	4,601	798	48,569
Gross investment income	108,645	151,356	407,697	445,997
Less: investment expenses	(7,327)	(6,687)	(21,172)	(19,865)
Net investment income	$101,318	$144,669	$386,525	$426,132

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities(1)	$140,824	$72	$1,196,569	$15,162
Commercial mortgage and other loans	28,276	(753)	27,818	(2,489)
Derivatives(2)	4,906,067	(246,742)	6,139,403	(4,397,341)
Other invested assets	5,393	1,405	8,961	2,875
Short-term investments and cash equivalents	131	44	112	2,364
Realized investment gains (losses), net	$5,080,691	$(245,974)	$7,372,863	$(4,379,429)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$153	$2
Fixed maturity securities, available-for-sale without an allowance	388,215	2,407,478
Derivatives designated as cash flow hedges(1)	15,009	(43,000)
Affiliated notes, available-for-sale	0	4,629
Net unrealized gains (losses) on investments	$403,377	$2,369,109

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2021 and December 31, 2020, the Company had no repurchase agreements or securities lending transactions.

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

	September 30, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$898,672	$26,388	$(10,653)	$1,376,290	$23,167	$(82,625)
Total Derivatives Designated as Hedge Accounting Instruments	$898,672	$26,388	$(10,653)	$1,376,290	$23,167	$(82,625)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$12,000	$142	$0	$4,597,200	$2,755	$(1,621)
Interest Rate Swaps	10,663,230	373,323	(375,201)	131,129,200	12,448,036	(9,540,941)
Interest Rate Options	0	0	0	10,198,000	608,538	(178,563)
Interest Rate Forwards	0	0	0	75,000	464	0
Foreign Currency
Foreign Currency Forwards	54,352	1,345	(123)	34,988	4	(557)
Currency/Interest Rate
Foreign Currency Swaps	463,694	11,752	(1,645)	228,117	7,939	(8,440)
Credit
Credit Default Swaps	1,672,000	45,520	0	1,574,173	38,875	(52)
Equity
Equity Futures	1,744,706	6,006	(7,336)	5,558,882	9,424	(24,688)
Total Return Swaps	4,336,238	54,807	(48,142)	22,121,729	62,362	(1,162,907)
Equity Options	18,019,904	477,178	(804,210)	23,856,379	1,617,672	(952,452)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$36,966,124	$970,073	$(1,236,657)	$199,373,668	$14,796,069	$(11,870,221)
Total Derivatives(1)(2)	$37,864,796	$996,461	$(1,247,310)	$200,749,958	$14,819,236	$(11,952,846)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,200 million and $17,314 million as of September 30, 2021 and December 31, 2020, respectively included in “Future policy benefits” and $1,458 million and $580 million as of September 30, 2021 and December 31, 2020, respectively included in “Policyholders’ account balances". Other assets included $69 million and $54 million as of September 30, 2021 and December 31, 2020, respectively. Other liabilities included $31 million and $35 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $302 million and $471 million as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$996,461	$(992,264)	$4,197	$0	$4,197
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$996,461	$(992,264)	$4,197	$0	$4,197
Offsetting of Financial Liabilities:
Derivatives	$1,247,310	$(960,518)	$286,792	$(286,792)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,247,310	$(960,518)	$286,792	$(286,792)	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$14,819,236	$(14,624,985)	$194,251	$0	$194,251
Securities purchased under agreements to resell	150,000	0	150,000	(150,000)	0
Total Assets	$14,969,236	$(14,624,985)	$344,251	$(150,000)	$194,251
Offsetting of Financial Liabilities:
Derivatives	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0

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

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$3,547	$2,085	$5,160	$32,718
Total cash flow hedges	3,547	2,085	5,160	32,718
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(62,751)	0	0	0
Currency	1,649	0	0	0
Currency/Interest Rate	(9,413)	0	1	0
Credit	1,631	0	0	0
Equity	(18,433)	0	0	0
Embedded Derivatives(2)	4,989,837	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	4,902,520	0	1	0
Total	$4,906,067	$2,085	$5,161	$32,718

	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$7,789	$10,643	$10,662	$58,009
Total cash flow hedges	7,789	10,643	10,662	58,009
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,852,373)	0	0	0
Currency	1,803	0	0	0
Currency/Interest Rate	816	0	(35)	0
Credit	10,991	0	0	0
Equity	(1,798,400)	0	0	0
Embedded Derivatives(2)	9,768,777	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	6,131,614	0	(35)	0
Total	$6,139,403	$10,643	$10,627	$58,009

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(194)	$4,581	$(13,989)	$(45,498)
Total cash flow hedges	(194)	4,581	(13,989)	(45,498)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(995,815)	0	0	0
Currency	(837)	0	0	0
Currency/Interest Rate	(17,813)	0	(105)	0
Credit	(344)	0	0	0
Equity	(2,116,755)	0	0	0
Embedded Derivatives	2,885,016	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(246,548)	0	(105)	0
Total	$(246,742)	$4,581	$(14,094)	$(45,498)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$4,373	$13,509	$(6,694)	$22,964
Total cash flow hedges	4,373	13,509	(6,694)	22,964
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,974,212	0	0	0
Currency	250	0	0	0
Currency/Interest Rate	12,270	0	(36)	0
Credit	(5,872)	0	0	0
Equity	(1,931,846)	0	0	0
Embedded Derivatives	(8,450,728)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(4,401,714)	0	(36)	0
Total	$(4,397,341)	$13,509	$(6,730)	$22,964

(1)Net change in AOCI.
(2)Includes the impact from 2021 Variable Annuities Recapture, see Note 1 for further details.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(43,000)
Amount recorded in AOCI
Currency/Interest Rate	87,103
Total amount recorded in AOCI	87,103
Amount reclassified from AOCI to income
Currency/Interest Rate	(29,094)
Total amount reclassified from AOCI to income	(29,094)
Balance, September 30, 2021	$15,009

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2021 values, it is estimated that a pre-tax gain of $10 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2022.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $1,672 million and $1,568 million as of September 30, 2021 and December 31, 2020, respectively. These credit derivatives are reported at fair value as an asset of $45 million and $39 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 the notional amount of these credit derivatives had the following NAIC rating: $1,597 million in NAIC 3 and $75 million in NAIC 6.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $6 million reported as of September 30, 2021 and December 31, 2020, respectively, with a fair value of $0 million for both periods.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$711,685	$15,000	$	$726,685
Obligations of U.S. states and their political subdivisions	0	297,449	0		297,449
Foreign government bonds	0	177,417	0		177,417
U.S. corporate public securities	0	3,007,070	0		3,007,070
U.S. corporate private securities	0	1,999,725	103,129		2,102,854
Foreign corporate public securities	0	757,407	201		757,608
Foreign corporate private securities	0	1,210,413	120,358		1,330,771
Asset-backed securities(2)	0	1,239,072	34,592		1,273,664
Commercial mortgage-backed securities	0	822,917	0		822,917
Residential mortgage-backed securities	0	60,695	20,020		80,715
Subtotal	0	10,283,850	293,300		10,577,150
Fixed maturities, trading	0	340,174	1,750		341,924
Equity securities	225,561	0	834		226,395
Short-term investments	34,997	43,545	11,770		90,312
Cash equivalents	354,986	930,245	0		1,285,231
Other invested assets(3)	6,148	990,313	0	(992,264)	4,197
Other assets	0	0	69,396		69,396
Reinsurance recoverables	0	0	302,251		302,251
Receivables from parent and affiliates	0	0	0		0
Subtotal excluding separate account assets	621,692	12,588,127	679,301	(992,264)	12,896,856
Separate account assets(4)	0	31,916,178	0		31,916,178
Total assets	$621,692	$44,504,305	$679,301	$(992,264)	$44,813,034
Future policy benefits(5)	$0	$0	$4,199,893	$	$4,199,893
Policyholders' account balances	0	0	1,457,772		1,457,772
Payables to parent and affiliates	0	1,239,681	0	(957,128)	282,553
Other liabilities	7,629	31,175	0	(3,390)	35,414
Total liabilities	$7,629	$1,270,856	$5,657,665	$(960,518)	$5,975,632

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,887,432	$15,000	$	$8,902,432
Obligations of U.S. states and their political subdivisions	0	277,491	0		277,491
Foreign government bonds	0	177,383	0		177,383
U.S. corporate public securities	0	3,450,407	0		3,450,407
U.S. corporate private securities	0	1,804,855	82,208		1,887,063
Foreign corporate public securities	0	541,644	181		541,825
Foreign corporate private securities	0	1,427,537	66,298		1,493,835
Asset-backed securities(2)	0	974,041	18,542		992,583
Commercial mortgage-backed securities	0	785,942	0		785,942
Residential mortgage-backed securities	0	75,724	0		75,724
Subtotal	0	18,402,456	182,229		18,584,685
Fixed maturities, trading	0	1,109,097	5,045		1,114,142
Equity securities	234,452	39,477	4,153		278,082
Short-term investments	0	143,161	10,000		153,161
Cash equivalents	0	533,133	0		533,133
Other invested assets(3)	39,906	14,779,330	0	(14,624,985)	194,251
Other assets	0	0	53,980		53,980
Reinsurance recoverables	0	62,232	409,013		471,245
Receivables from parent and affiliates	0	56,026	0		56,026
Subtotal excluding separate account assets	274,358	35,124,912	664,420	(14,624,985)	21,438,705
Separate account assets(4)	0	32,205,296	0		32,205,296
Total assets	$274,358	$67,330,208	$664,420	$(14,624,985)	$53,644,001
Future policy benefits(5)	$0	$0	$17,314,004	$	$17,314,004
Policyholders' account balances	0	0	580,184		580,184
Payables to parent and affiliates	0	11,926,536	0	(11,926,536)	0
Other liabilities	26,309	33,416	0	(9,523)	50,202
Total liabilities	$26,309	$11,959,952	$17,894,188	$(11,936,059)	$17,944,390

(1)“Netting” amounts represent cash collateral of $32 million and $2,689 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At September 30, 2021 and December 31, 2020, the fair values of such investments were $9.6 million and $10.6 million, respectively.
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
(5)As of September 30, 2021, the net embedded derivative liability position of $4,200 million includes $58 million of embedded derivatives in an asset position and $4,258 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $17,314 million includes $455 million of embedded derivatives in an asset position and $17,769 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	September 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$190,885	Discounted cash flow	Discount rate	2.34%	16.44%	4.43%	Decrease
		Market Comparables	EBITDA multiples(3)	6.5X	12.4X	8.9X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$302,251	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$4,199,893	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.05%	1.05%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	17%	26%		Increase
Policyholders' account balances(5)	$1,457,772	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.05%	1.05%		Decrease
			Equity volatility curve	6%	34%		Increase

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$59,960	Discounted cash flow	Discount rate	0.99%	20%	6.53%	Decrease
Reinsurance recoverables	$409,013	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(4)	$17,314,004	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$580,184	Discounted cash flow	Lapse rate(6)	1%	40%		Decrease
			Spread over LIBOR(7)	0.06%	1.17%		Decrease
			Equity volatility curve(11)	6%	42%		Increase

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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$15,000	$0	$0	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate securities(4)	232,200	(6,046)	142,922	(10,700)	0	(14,040)	(122,057)	1,409	0	223,688	(5,886)
Structured securities(5)	216,363	2	32,350	0	0	(1,894)	(19,859)	0	(172,350)	54,612	323
Other assets:
Fixed maturities, trading	5,350	0	1,750	0	0	0	0	0	(5,350)	1,750	0
Equity securities	4,684	24	0	0	0	0	(3,874)	0	0	834	24
Short term investments	22,921	128	6,344	0	0	(17,567)	(56)	0	0	11,770	0
Cash equivalents	25	0	0	0	0	0	(25)	0	0	0	0
Other assets	68,305	798	1,026	0	0	(733)	0	0	0	69,396	65
Reinsurance recoverables	302,009	(4,026)	4,268	0	0	0	0	0	0	302,251	(1,469)
Liabilities:
Future policy benefits	(12,530,109)	8,379,775	0	0	(49,559)	0	0	0	0	(4,199,893)	13,942
Policyholders' account balances(6)	(1,361,320)	(8,465)	0	0	(87,987)	0	0	0	0	(1,457,772)	543,302

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$281	$0	$(6,335)	$10	$(2,172)	$0	$(3,391)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	24	0	0	0	24	0
Short term investments	128	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	798	0	0	0	65	0	0
Reinsurance recoverables	(4,026)	0	0	0	(1,469)	0	0
Liabilities:
Future policy benefits	8,379,775	0	0	0	13,942	0	0
Policyholders' account balances	(8,465)	0	0	0	543,302	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$15,000	$0	$0	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate securities(4)	148,687	(4,632)	249,431	(10,700)	0	(45,362)	(122,057)	16,556	(8,235)	223,688	(6,409)
Structured securities(5)	18,542	(838)	235,148	0	0	(6,031)	(19,859)	0	(172,350)	54,612	(519)
Other assets:
Fixed maturities, trading	5,045	305	1,750	0	0	0	0	0	(5,350)	1,750	311
Equity securities	4,153	555	0	0	0	0	(3,874)	0	0	834	555
Short term investments	10,000	90	30,386	0	0	(29,290)	44	540	0	11,770	(34)
Cash equivalents	0	(13)	138	0	0	0	(125)	0	0	0	(13)
Other assets	53,980	14,077	7,492	0	0	(6,153)	0	0	0	69,396	7,924
Reinsurance recoverables	409,013	(119,574)	12,812	0	0	0	0	0	0	302,251	(106,025)
Liabilities:
Future policy benefits	(17,314,004)	13,745,555	0	0	(631,444)	0	0	0	0	(4,199,893)	1,281,075
Policyholders' account balances(6)	(580,184)	(516,443)	0	0	(361,145)	0	0	0	0	(1,457,772)	79,361

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2,734)	$0	$(2,766)	$30	$(5,210)	$0	$(1,718)
Other assets:
Fixed maturities, trading	0	311	0	(6)	0	311	0
Equity securities	0	555	0	0	0	555	0
Short term investments	94	0	0	(4)	(34)	0	0
Cash equivalents	(13)	0	0	0	(13)	0	0
Other assets	14,077	0	0	0	7,924	0	0
Reinsurance recoverables	(119,574)	0	0	0	(106,025)	0	0
Liabilities:
Future policy benefits	13,745,555	0	0	0	1,281,075	0	0
Policyholders' account balances	(516,443)	0	0	0	79,361	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$12,216	$0	$1,000	$0	$0	$0	$0	$0	$0	$13,216	$0
Corporate securities(4)	123,389	1,827	13,775	7,775	0	(8,624)	(7,775)	7,819	(795)	137,391	1,689
Structured securities(5)	18,128	169	1,899	0	0	(599)	0	312	0	19,909	157
Other assets:
Fixed maturities, trading	4,301	365	0	0	0	0	0	0	0	4,666	371
Equity securities	5,242	938	0	0	0	0	0	0	0	6,180	939
Short term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	27,136	2,844	10,789	0	0	(4)	0	0	0	40,765	2,840
Reinsurance recoverables	539,123	(55,075)	4,287	0	0	0	0	0	0	488,335	(51,944)
Liabilities:
Future policy benefits	(23,998,671)	2,964,808	0	0	(291,756)	0	0	0	0	(21,325,619)	2,776,482
Policyholders' account balances(6)	(226,072)	(34,565)	0	0	(42,423)	0	0	0	0	(303,060)	(22,855)

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)(7)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)(7)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$254	$0	$1,683	$59	$414	$0	$1,432
Other assets:
Fixed maturities, trading	0	371	0	(6)	0	371	0
Equity securities	0	938	0	0	0	939	0
Short term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	2,844	0	0	0	2,840	0	0
Reinsurance recoverables	(55,075)	0	0	0	(51,944)	0	0
Liabilities:
Future policy benefits	2,964,808	0	0	0	2,776,482	0	0
Policyholders' account balances	(34,565)	0	0	0	(22,855)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$10,547	$0	$2,669	$0	$0	$0	$0	$0	$0	$13,216	$0
Corporate securities(4)	104,267	(4,337)	28,948	(1,190)	0	(14,434)	(7,775)	32,951	(1,039)	137,391	(6,353)
Structured securities(5)	18,825	38	8,044	0	0	(1,674)	0	312	(5,636)	19,909	26
Other assets:
Fixed maturities, trading	4,464	202	0	0	0	0	0	0	0	4,666	218
Equity securities	5,247	933	0	0	0	0	0	0	0	6,180	934
Short term investments	0	0	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	8,059	3,789	28,923	0	0	(6)	0	0	0	40,765	3,784
Reinsurance recoverables	302,814	172,671	12,850	0	0	0	0	0	0	488,335	178,844
Liabilities:
Future policy benefits	(11,822,998)	(8,644,255)	0	0	(858,366)	0	0	0	0	(21,325,619)	(8,923,218)
Policyholders' account balances(6)	(196,892)	(13,231)	0	0	(92,937)	0	0	0	0	(303,060)	9,727

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)(7)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)(7)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$87	$0	$(4,442)	$56	$(567)	$0	$(5,760)
Other assets:
Fixed maturities, trading	0	218	0	(16)	0	218	0
Equity securities	0	933	0	0	0	934	0
Short term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	3,789	0	0	0	3,784	0	0
Reinsurance recoverables	172,671	0	0	0	178,844	0	0
Liabilities:
Future policy benefits	(8,644,255)	0	0	0	(8,923,218)	0	0
Policyholders' account balances	(13,231)	0	0	0	9,727	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investments gains (losses), net related to the 2021 Variable Annuities Recapture.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
(2)For current year "Other" represents noncash transfers related to the 2021 Variable Annuities Recapture. Refer to Note 1 for additional information. Prior year includes reclassifications of certain assets and liabilities between reporting categories.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(5)Includes asset-backed and residential mortgage-backed securities.
(6)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(7)Retitled to "Other income (loss)" to conform to current period presentation.

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

	September 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$2,109,355	$2,109,355	$2,044,843
Policy loans	0	0	11,871	11,871	11,871
Short-term investments	5,001	0	0	5,001	5,001
Cash and cash equivalents	128,100	0	0	128,100	128,100
Accrued investment income	0	74,015	0	74,015	74,015
Reinsurance recoverables	0	0	9,017	9,017	8,106
Receivables from parent and affiliates	0	54,706	0	54,706	54,706
Other assets	0	22,145	422,855	445,000	445,000
Total assets	$133,101	$150,866	$2,553,098	$2,837,065	$2,771,642
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,384,386	$2,384,386	$2,372,734
Short-term debt	0	0	0	0	0
Long-term debt	0	0	0	0	0
Reinsurance payables	0	0	0	0	0
Payables to parent and affiliates	0	47,222	0	47,222	47,222
Other liabilities	0	493,697	0	493,697	493,697
Separate account liabilities - investment contracts	0	10	0	10	10
Total liabilities	$0	$540,929	$2,384,386	$2,925,315	$2,913,663

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,836,633	$1,836,633	$1,765,770
Policy loans	0	0	11,806	11,806	11,806
Short-term investments	165,000	0	0	165,000	165,000
Cash and cash equivalents	386,078	150,000	0	536,078	536,078
Accrued investment income	0	121,604	0	121,604	121,604
Reinsurance recoverables	0	0	51,225	51,225	50,484
Receivables from parent and affiliates	0	31,594	0	31,594	31,594
Other assets	0	278,355	394,069	672,424	672,424
Total assets	$551,078	$581,553	$2,293,733	$3,426,364	$3,354,760
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,426,471	$2,426,471	$2,406,100
Short-term debt	0	121,205	0	121,205	119,671
Long-term debt	0	332,451	0	332,451	299,747
Reinsurance payables	0	0	44,446	44,446	44,446
Payables to parent and affiliates	0	47,345	0	47,345	47,345
Other liabilities	0	757,968	0	757,968	757,968
Separate account liabilities - investment contracts	0	30	0	30	30
Total liabilities	$0	$1,258,999	$2,470,917	$3,729,916	$3,675,307

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life. See Note 1 for the additional information.

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

Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$384,614	$694,040
Deferred policy acquisition costs	(53,181)	3,414,620
Deferred sales inducements	(25,952)	374,631
Value of business acquired	(2,053)	(2,124)
Other assets	55,470	61,471
Policyholders’ account balances	0	3,273,863
Future policy benefits	0	12,610,942
Reinsurance payables(1)	31,437	178,860
Other liabilities	0	262,462

(1)Includes $0 million and $2.3 million of unaffiliated activity as of September 30, 2021 and December 31, 2020, respectively.

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$384,614	$494,611
Pruco Life	0	198,547
Unaffiliated	0	882
Total reinsurance recoverables	$384,614	$694,040

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Premiums:
Direct	$6,520	$6,161	$19,238	$20,376
Assumed	0	8,630	16,093	27,060
Ceded	(863)	(855)	(2,635)	(1,908)
Net premiums	5,657	13,936	32,696	45,528
Policy charges and fee income:
Direct	112,675	102,669	328,795	304,593
Assumed	0	395,381	819,191	1,161,236
Ceded(1)	(6,538)	(8,610)	(20,118)	(23,838)
Net policy charges and fee income	106,137	489,440	1,127,868	1,441,991
Asset management and service fees(2):
Direct	24,892	22,904	73,375	67,147
Assumed	0	78,549	165,177	227,614
Ceded	(2,207)	(2,034)	(6,296)	(5,852)
Net asset management and service fees	22,685	99,419	232,256	288,909
Realized investment gains (losses), net:
Direct	(3,242,554)	(2,520,872)	(4,855,611)	1,878,766
Assumed	8,328,213	2,332,646	12,350,171	(6,422,045)
Ceded	(4,968)	(57,748)	(121,697)	163,850
Realized investment gains (losses), net	5,080,691	(245,974)	7,372,863	(4,379,429)
Policyholders' benefits (including change in reserves):
Direct	19,028	14,018	43,533	73,651
Assumed	(256,596)	30,844	(253,812)	181,079
Ceded(3)	(4,203)	(1,038)	(5,475)	(6,145)
Net policyholders' benefits (including change in reserves)	(241,771)	43,824	(215,754)	248,585
Interest credited to policyholders’ account balances:
Direct	43,018	40,428	139,185	73,983
Assumed	399,099	43,457	476,408	89,311
Ceded	(1,662)	(2,601)	(5,969)	(2,294)
Net interest credited to policyholders’ account balances	440,455	81,284	609,624	161,000
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	1,193,211	307,043	1,707,648	890,849

(1)Includes $(0.4) million and $(1.7) million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively, and $(0.4) million and $(2.4) million for the nine months ended September 30, 2021 and 2020, respectively.
(2)Prior period amounts updated to conform to current period presentation.
(3)Includes $(2.9) million and $0.1 million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively, and $(3.3) million and $(0.3) million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company's income tax provision amounted to an income tax expense of $1,247 million, or 20.71% of income (loss) from operations before income taxes in the first nine months of 2021, compared to an income tax benefit of $(965) million, or 25.91%, in the first nine months of 2020. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected 2020 effective tax rate an income tax benefit of $156 million that resulted from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2021 and 2020 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(708)	$1,533,767	$1,533,059
Change in OCI before reclassifications	(117)	(354,151)	(354,268)
Amounts reclassified from AOCI	0	(1,225,663)	(1,225,663)
Income tax benefit (expense)	25	331,761	331,786
Balance, September 30, 2021	$(800)	$285,714	$284,914

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(934)	$429,546	$428,612
Change in OCI before reclassifications	(154)	1,586,843	1,586,689
Amounts reclassified from AOCI	0	(26,350)	(26,350)
Income tax benefit (expense)	32	(327,704)	(327,672)
Balance, September 30, 2020	$(1,056)	$1,662,335	$1,661,279

(1)Includes cash flow hedges of $15 million and $(43) million as of September 30, 2021 and December 31, 2020, respectively, and $23 million and $0 million as of September 30, 2020 and December 31, 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$10,792	$(9,602)	$29,094	$11,188
Net unrealized investment gains (losses) on available-for-sale securities	140,824	73	1,196,569	15,162
Total net unrealized investment gains (losses)(4)	151,616	(9,529)	1,225,663	26,350
Total reclassifications for the period	$151,616	$(9,529)	$1,225,663	$26,350

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$2	$2,369,107	$(363,429)	$(63,159)	$(408,754)	$1,533,767
Net investment gains (losses) on investments arising during the period	2,017	(742,086)	0	0	155,611	(584,458)
Reclassification adjustment for (gains) losses included in net income	(1,991)	(1,223,672)	0	0	257,295	(968,368)
Reclassification due to allowance for credit losses recorded during the period	125	(125)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	325,247	60,671	(81,145)	304,773
Balance, September 30, 2021	$153	$403,224	$(38,182)	$(2,488)	$(76,993)	$285,714

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.0 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The expense charged to the Company for the deferred compensation program was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $2.4 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.9 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $110 million and $61 million for the three months ended September 30, 2021 and 2020, respectively, and $347 million and $113 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $7 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $20 million and $11 million for the nine months ended September 30, 2021 and 2020, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $7 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $18 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $0 million and $534 million as of September 30, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes a loss of $0 million and a gain of $8 million for the three months ended September 30, 2021 and 2020, respectively, and gains of $17 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively. Effective July 1, 2021, the Company transferred these investments in joint ventures to Pruco Life. See Note 1 for additional information.

Affiliated Asset Management and Service Fees

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $24 million and $23 million for the three months ended September 30, 2021 and 2020, respectively, and $72 million and $66 million for the nine months ended September 30, 2021 and 2020, respectively. These revenues are recorded as “Asset management and service fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in "Receivables from parent and affiliates" at September 30, 2021 and December 31, 2020 were as follows:

	Maturity Dates	Interest Rates			September 30, 2021	December 31, 2020
					(in thousands)
U.S. dollar fixed rate notes	2026 - 2027	2.62%	-	14.85%	$0	$56,025
Total long-term notes receivable - affiliated(1)					$0	$56,025

(1)All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates. Effective August 2021, the Company transferred these affiliated loan receivables to Pruco Life at fair value.

Accrued interest receivable related to these loans was $0.0 million at both September 30, 2021 and December 31, 2020 and is included in “Other assets”. Revenues related to these loans were $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in “Asset management and service fees”.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Commercial Mortgage Loan

The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at September 30, 2021 and December 31, 2020 was as follows:

	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.58%	$0	$74,005

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis. This affiliated commercial mortgage loan was transferred to Pruco Life as part of the 2021 Variable Annuities Recapture. See Note 1 for additional information.

Accrued interest receivable related to the loan was $0.0 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively, and is included in "Accrued investment income". Revenues were $0.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in "Net investment income".

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2021 and for the year ended December 31, 2020, excluding those related to the 2021 Variable Recapture, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential International Insurance Service Company	March 2020	Purchase	Fixed Maturities	$107,014	$107,014	$0	$0
Prudential Insurance	March 2020	Purchase	Fixed Maturities	$258,885	$258,885	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$91,131	$91,131	$0	$0
Prudential Insurance	June 2020	Sale	Fixed Maturities	$65,646	$57,699	$0	$7,947
Gibraltar Life Insurance Company	June 2020	Purchase	Fixed Maturities	$222,091	$222,091	$0	$0
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$200,873	$200,873	$0	$0
Prudential Insurance	April 2021	Purchase	Commercial Mortgage Loan	$176,904	$176,904	$0	$0
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	$14,662	$14,662	$0	$0
Prudential Insurance	June 2021	Sale	Equities	$3,050	$3,013	$0	$37
Pruco Life	June 2021	Sale	Equities	$40,284	$38,026	$0	$2,258
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	$12,350	$12,350	$0	$0
Passaic Fund LLC	July 2021	Transfer Out	Other Invested Assets	$195,776	$195,926	$0	$(150)
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$2,104	$2,104	$0	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$11,788	$10,844	$0	$944
Prudential Retirement Insurance and Annuity Company	September 2021	Sale	Fixed Maturities	$26,086	$24,349	$0	$1,737

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Fixed Maturities	$35,311	$35,311	$0	$0
Prudential Insurance	September 2021	Purchase	Derivatives	$71	$71	$0	$0
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Derivatives	$(991)	$(991)	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates as of September 30, 2021 and December 31, 2020:

Affiliate	Date Issued	Amount of Notes - September 30, 2021	Amount of Notes - December 31, 2020	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	0	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	0	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	0	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	0	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	0	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	0	26,000	2.59%	6/28/2021
Total Loans Payable to Affiliates		$0	$419,418

Effective August 2021, $300 million in long-term debt was transferred from the Company to Pruco Life based on the market value of the loans plus accrued interest which totaled $326 million. The Company recognized a loss of $24 million on the transfer. The $300 million debt was legally extinguished.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $1 million and $9 million for the three months ended September 30, 2021 and 2020, respectively, and $9 million and $45 million for the nine months ended September 30, 2021 and 2020, respectively.

Contributed Capital and Dividends

Through September 2021 and December 2020, the Company did not receive any capital contributions.

In July 2021, in connection with the 2021 Variable Annuities Recapture, there was a $3,813 million return of capital to PAI. In March, June, September and December 2020, there was a $207 million, $173 million, $192 million and $188 million return of capital, respectively, to PAI.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2021 and December 31, 2020, the outstanding balances on these commitments were $303 million and $48 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both September 30, 2021 and December 31, 2020. There was a change in allowance of $0.0 million for both the three and nine months ended September 30, 2021 and 2020. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2021 and December 31, 2020, $652 million and $305 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of September 30, 2021, compared with December 31, 2020, and its results of operations for the three and nine months ended September 30, 2021 and 2020. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life. This transaction is referred to as the "2021 Variable Annuities Recapture".

Sale of PALAC

In September 2021, Prudential Annuities, Inc. (“PAI”) entered into a definitive agreement to sell its equity interest in PALAC to Fortitude Group Holdings, LLC. The transaction will result in a benefit to Prudential Financial comprised of the purchase price for PALAC, a pre-closing net capital distribution by PALAC and an expected tax impact. The transaction is expected to close in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has created extreme stress and disruption in the global economy and financial markets and has elevated mortality and morbidity experience for the global population. The COVID-19 pandemic continues to impact our results of operations in the current period and is expected to continue to impact our results of operations in future periods. The COVID-19 pandemic has moved in localized waves, with its impact worsening and then improving in different locations at different times in a repetitive but unpredictable pattern. During the third quarter of 2021, the mortality impacts to our businesses from COVID-19 increased compared to the second quarter. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•DAC, DSI and VOBA;
•Policyholder liabilities;
•Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than temporary impairments;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2021, we assume an 8.0% long-term equity expected rate of return and a 0.4% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board ("FASB") on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly enhance disclosures. In addition to significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
Total assets decreased $14.1 billion from $64.3 billion at December 31, 2020 to $50.2 billion at September 30, 2021. Significant components were:
•$9.2 billion decrease in Total investments and Cash and Cash equivalents primarily driven by consideration paid related to the 2021 Variable Annuities Recapture and dividend distributions; and
• $3.2 billion decrease in Deferred policy acquisition costs, primarily due to the unwinding of assumed costs as part of the 2021 Variable Annuities Recapture.
Total liabilities decreased $13.4 billion from $61.6 billion at December 31, 2020 to $48.2 billion at September 30, 2021. Significant components were:
• $13.9 billion decrease in Future policy benefits primarily driven by the 2021 Variable Annuities Recapture and a decrease in reserves related to our variable annuity living benefit guarantees due to rising interest rates and favorable equity market performance;
Partially offset by:
•$1.5 billion increase in Policyholders' account balances primarily driven by incremental general account product sales.
Total equity decreased $0.6 billion from $2.7 billion at December 31, 2020 to $2.1 billion at September 30, 2021, primarily driven by a return of capital of $3.8 billion related to the 2021 Variable Annuities Recapture and unrealized losses on investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss), partially offset by an after-tax net income of $4.8 billion, partially offset by dividend distributions of $0.4 billion.
Results of Operations
Income (loss) from Operations before Income Taxes
Three Months Comparison
Income (loss) from operations before income taxes increased $3.8 billion from a loss of $47.6 million for the three months ended September 30, 2020 to a gain of $3.7 billion for the three months ended September 30, 2021, primarily driven by:
•Significant Realized investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portion of our U.S. GAAP liability before NPR, that are excluded from our hedge targets driven by rising interest rates. Also contributing is an unfavorable NPR adjustment.

Nine Months Comparison
Income (loss) from operations before income taxes increased $9.7 billion from a loss of $3.7 billion for the nine months ended September 30, 2020 to income of $6.0 billion for the nine months ended September 30, 2021. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $9.7 billion primarily driven by:
•Significant Realized investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by rising interest rates and favorable equity market performance. Also contributing is an unfavorable NPR adjustment.
The following table provides the net impact to the Unaudited Interim Statements of Operations, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)(1)		(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$47	$3,164	$5,628	$(11,495)
Change in the NPR adjustment	(47)	(541)	(950)	2,179
Change in fair value of hedge assets, excluding capital hedges(3)	63	(2,169)	(3,049)	5,633
Change in fair value of capital hedges(4)	37	(366)	(766)	(129)
2021 Variable Annuities Recapture Impact	5,142	0	5,142	0
Other	(203)	237	903	880
Realized investment gains (losses), net, and related adjustments	5,039	325	6,908	(2,932)
Market experience updates(5)	(14)	6	147	(229)
Charges related to realized investments gains (losses), net	14	(127)	(246)	20
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$5,039	$204	$6,809	$(3,141)
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $(45) million and $(30) million for the three months ended September 30, 2021 and 2020, respectively, and $1,673 million and $1,563 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, the gain of $5,039 million was driven by favorable impact related to 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Financial Statements for further details.
For the three months ended September 30, 2020, the gain of $204 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in the fair value of hedge assets (excluding capital hedges) largely due to rising interest rates and favorable equity market performance. Also contributing are unfavorable NPR adjustment and losses on capital hedges driven by favorable equity market performance.

For the nine months ended September 30, 2021, the gain of $6,809 million was driven by favorable impact related to 2021 Variable Annuities Recapture and the portions of our U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) primarily driven by rising interest rates and favorable equity market performance. Also contributing is an unfavorable NPR adjustment.
For the nine months ended September 30, 2020, the loss of $3,141 million was primarly driven by unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) primarily driven by declining interest rates and widening of credit spreads. Those losses were partially offset by a favorable NPR adjustment, reflecting the impact of widening of credit spreads.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $4.8 billion from a gain of $0.5 billion for the three months ended September 30, 2020 to a gain of $5.3 billion for the three months ended September 30, 2021 primarily driven by:
•Significant Realized investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portion of our U.S. GAAP liability before NPR, that are excluded from our hedge targets driven by rising interest rates. Also contributing is an unfavorable NPR adjustment.
Benefits and expenses increased $0.9 billion from $0.6 billion for the three months ended September 30, 2020 to $1.5 billion for the three months ended September 30, 2021 primarily driven by:
•Higher Commission expense primarily driven by the unwinding of assumed deferred acquisition costs, partially offset by ceding allowance received as part of the 2021 Variable Annuities Recapture.
Nine Months Comparison
Revenues increased $10.7 billion from a loss of $2.1 billion for the nine months ended September 30, 2020 to a gain of $8.6 billion for the nine months ended September 30, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, revenues increased $10.8 billion primarily driven by:
•Significant Realized investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by rising interest rates and favorable equity market performance. Also contributing is an unfavorable NPR adjustment.
Benefits and expenses increased $1.0 billion from $1.6 billion for the nine months ended September 30, 2020 to $2.6 billion for the nine months ended September 30, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, benefits and expenses increased $1.1 billion primarily driven by:
•Higher Commission expense primarily driven by the unwinding of assumed deferred acquisition costs, partially offset by ceding allowance received as part of the 2021 Variable Annuities Recapture.
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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in the third quarter of 2021, we announced that we had entered into an agreement to sell a portion of the in-force traditional variable annuity block, as described above.

Effective July 1, 2021, Pruco Life recaptured the risks related to its business that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life. For more information on this transaction, see Note 1 to the Unaudited Interim Financial Statements.
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

	As of September 30, 2021	As of December 31, 2020(1)
	(in millions)
U.S. GAAP Liability, including NPR	$3,898	$16,905
NPR Adjustment	517	3,705
Subtotal	4,415	20,610
Adjustments including risk margins and valuation methodology differences	(1,353)	(4,596)
Economic liability managed by ALM strategy	$3,062	$16,014
(1)Prior period amounts have been updated to conform to current period presentation. Amounts are presented net of reinsurance recoverables.
As of September 30, 2021, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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
In September 2021, PAI entered into a definitive agreement to sell its equity interest in PALAC to Fortitude Group Holdings, LLC. The transaction will result in a benefit to Prudential Financial comprised of the purchase price for PALAC, a pre-closing net capital distribution by PALAC and an expected tax impact. The transaction is expected to close in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
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
The Company made distributions to its parent, PAI, for the three month periods indicated below.

	Return of Capital	Dividends
	(in millions)
September 30, 2021	$3,813	$0
June 30, 2021	$0	$188
March 31, 2021	$0	$192
December 31, 2020	$188	$0
September 30, 2020	$192	$0

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2021 and December 31, 2020, the Company had liquid assets of $12.7 billion and $21.4 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1.5 billion and $1.4 billion as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, $10 billion, or 91%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
This section supplements, and should be read in conjunction with, the complete descriptions provided in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.
Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As a result of the “2021 Variable Annuities Recapture” described below, as of September 30, 2021, there have been material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Effective July 1, 2021, Pruco Life Insurance Company (“Pruco Life”) recaptured the risks related to its variable annuity business, including base contracts, along with the living benefit guarantees that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life. See Note 1 to the Unaudited Interim Financial Statements for additional information.
Market Risk Related to Interest Rates
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at September 30, 2021 and December 31, 2020. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	September 30, 2021			December 31, 2020
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$10,919	$(769)		$19,699	$(2,561)
Policy loans		12	0		12	0
Commercial mortgage and other loans		2,109	(102)		1,837	(79)
Derivatives:
Swaps	$18,034	76	(884)	$156,430	1,785	(4,322)
Futures	1,757	(1)	(5)	10,156	(14)	(149)
Options	18,020	(327)	136	34,054	1,095	(534)
Forwards	54	1	0	110	0	(6)
Embedded derivatives(2)(3)		(5,658)	1,084		(16,722)	7,046
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(2,384)	4		(2,426)	4
Net estimated potential gain (loss)			$(536)			$(601)
__________
(1)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Embedded derivatives relate to certain features associated with variable annuity and indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(4,200) million and $1,395 million, and $(1,458) million and $(311) million, respectively, as of September 30, 2021. The fair value and hypothetical change in fair value of each is $(17,302) million and $7,161 million, and $580 million and $(115) million, respectively, as of December 31, 2020.
(4)Excludes $13 billion and $25 billion as of September 30, 2021 and December 31, 2020, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Market Risk Related to Equity Prices
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of September 30, 2021 and December 31, 2020. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	September 30, 2021			December 31, 2020
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities		$226	$(23)		$278	$(28)
Equity-based derivatives(1)	$24,101	(322)	(111)	$51,537	(451)	2,031
Embedded derivatives(1)(2)(3)		(5,658)	103		(16,722)	(1,608)
Net estimated potential loss			$(31)			$395
__________
(1)Both the notional amount and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Embedded derivatives relate primarily to certain features associated with variable annuity and indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(4,200) million and $(457) million, and $(1,458) million and $560 million, respectively, as of September 30, 2021. The fair value and hypothetical change in fair value of each is $(17,302) million and $(1,794) million, and $580 million and $186 million, respectively, as of December 31, 2020.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 19, 2021