Form 10-K
period 2021-12-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2022-03-14
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒
As of March 14, 2022, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Prudential Annuities, Inc., an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey corporation, owned all of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.
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
PAI, the direct parent of the Company, may make additional capital contributions to the Company, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. PAI is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance policies. The Company received no capital contributions during 2021, 2020 and 2019.
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
2021 Variable Annuities Recapture
Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life. This transaction is referred to as the "2021 Variable Annuities Recapture".
Affiliated Reinsurance Agreement
Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.
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

Products
We offer a variety of products to serve different retirement needs and goals. Beginning in October 2021, new sales of these products are being transitioned from PALAC to Pruco Life as the necessary regulatory approvals are received.

Indexed Variable Annuities
•The Prudential FlexGuard® indexed variable annuity, offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a Return of Purchase Payment ("ROP") death benefit at no additional charge.
•The Prudential FlexGuard® Income indexed variable annuity, launched in 2021, offers similar investment and crediting features as The Prudential FlexGuard® product, with focus on income protection by providing a protected income benefit for an additional fee. Crediting strategies are limited during the income phase.

Fixed Annuities
▪PruSecure®, SurePath® and SurePath® Income, all single premium fixed indexed annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePath® and SurePath® Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. Additionally, SurePath® Income offers a benefit that provides for guaranteed lifetime withdrawal payments.
▪The Prudential Fixed Annuity with Daily Advantage Income Benefit® (“DAI”), a single premium fixed annuity, provides principal protection as well as a guaranteed lifetime withdrawal income payment for an additional fee. The lifetime income amount increases daily without exposure to the equity market until the contractholder begins taking withdrawals.

Marketing and Distribution
Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners; and
◦Independent Marketing Organizations (“IMO”) (specifically for SurePath® and SurePath® Income).
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
•LINK by Prudential, a personalized digital platform that connects customers to insurance professionals, through various channels (online, phone, video chat, or in person).

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

Competition
We are among the industry’s largest providers of individual annuities and we compete with other providers of retirement savings and accumulation products, including large, well established insurance and financial services companies. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

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

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. We entered into a reinsurance agreement with a third-party reinsurer that grants us the ability to reinsure a portion of our fixed indexed annuity products (specifically PruSecure® and SurePath®) issued on or after October 15, 2019. Under generally accepted accounting principles in the United States of America ("U.S. GAAP"), this agreement is accounted for under deposit accounting. The reinsurance arrangement ended on December 1, 2021. For additional information on our reinsurance agreements, see Note 10 to the Financial Statements.

Regulation
Overview
Our business is subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks, applicable to our businesses. We cannot predict how current or future initiatives will further impact existing laws, regulations and regulatory frameworks.

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
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives

Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance (“NJDOBI”). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2021.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. The Financial Stability Oversight Council (“FSOC” or the “Council”) may designate certain financial companies as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”). In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, FSOC revised its interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

The Council maintains the authority to designate entities, including the Company, for FRB supervision if it determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. The Company continues to believe it does not meet the standards for designation.

We cannot predict whether Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that became effective on February 16, 2021, which replaced the previously vacated “best interest contract exemption,” and has since extended its non-enforcement relief for different parts of the exemption through January and June 2022, as applicable. The new exemption will allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. We are working to implement the necessary policies, procedures and training to comply with the final prohibited transaction exemption and accompanying interpretive guidance for our businesses. Compliance with the new exemption has resulted in increased costs, in particular in the Prudential Advisors distribution system.

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

Change of Control

Most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. As of January 2022, New Jersey has recognized an additional presumption of control upon the holding or controlling of enough proxies to elect 10% or more of the board of directors of a New Jersey-domiciled insurance company or its parent company. Accordingly, any person who acquires “control” of Prudential Financial, either by the acquisition of voting securities or, in the case of New Jersey, by the accumulation of proxies without the prior approval of the applicable insurance regulator of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities or proxies by the relevant insurance regulator or prohibiting the voting of those securities or proxies and to other actions determined by the relevant insurance regulator. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. A final version of the calculation is expected to be implemented for year-end December 31, 2022.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC has completed and implemented its first liquidity stress test and made updates to ensure continuation of essential services during an insurer resolution.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, has commenced a global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2021.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors will not materially impact our 2021 RBC calculation.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. The NAIC is evaluating the vendor’s economic scenarios and other modifications. We cannot predict what impact a new Generator may ultimately have on our businesses.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework.

•Schedule D Long-Term Bonds. The NAIC’s Statutory Accounting and Principles Working Group is evaluating revisions to the definition of long-term bonds reported on Schedule D under SSAP No. 26R and SSAP No. 43R, to address the current inconsistency in practice for the reporting of non-rated residual tranches for structures captured in scope of SSAP No.43R

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling, as well as underwriting and claims activity. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. We have been subject to market conduct examinations relating to our marketplace activities, including with respect to the policies and procedures we use to locate guaranteed group annuity customers and establish related reserves. Market conduct examinations by state regulatory authorities have resulted and may in the future result in us increasing statutory reserves, changing operational processes and procedures, and being subject to fines or other discipline.

Registered Index Linked Annuities (“RILAs”)

The NAIC established the Index-Linked Variable Annuity Subgroup to address RILA regulation, which has been charged with evaluating RILAs and providing recommendations and changes, as appropriate, to nonforfeiture, or interim value requirements related to the product. We cannot predict what impact new or changes in existing regulation may ultimately have on our business.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. Charges for the Task Force include: considering appropriate climate risk disclosures within the insurance sector; evaluating financial regulatory approaches to climate risk and resiliency, including stress testing, scenario modeling, and solvency implications; considering innovative insurer solutions to climate risk and resiliency; identifying sustainability, resilience and mitigation issues and solutions related to the insurance industry; and considering pre-disaster mitigation and resiliency and the role of state insurance regulators in resiliency. To date, the Task Force has not adopted any regulatory requirements but may do so in the future as it advances its work.

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

SECURE Act

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

In December, 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change is intended to better reflect the current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit.

In March, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted. The ARPA includes, among other things, provisions intended to improve funding for multiemployer pension plans, including providing special financial assistance through the Pension Benefit Guarantee Corporation to qualifying underfunded plans and adding five years to the funding improvement period and the rehabilitation period for plans that were in endangered or critical status in 2020 or 2021. The ARPA includes single-employer pension funding relief in the form of interest rate stabilization and an extension of the period for amortizing funding shortfalls.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements, and increased capital requirements for derivatives transactions. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•require protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal or confidential information;

•provide individuals with rights over their personal information, such as the right to obtain portable copies of or request the deletion of their personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which we expect to largely become effective in 2023. Additional states, such as Virginia and Colorado, have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted GDPR-like regulations, while others are considering such regulations or, in the case of China, have enacted other privacy regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future. In 2021, the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation adopted a new rule, effective May 1, 2022, requiring banking organizations to notify their banking regulator within 36 hours of a material incident.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for up to five years. See “Income Taxes” in Note 11 to the Financial Statements for more information.

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
The COVID-19 pandemic may increase investment risk. During 2020, the COVID-19 pandemic and its impact on the global economy increased the risk of loss on our investments due to default or deterioration in credit quality or value and may do so again.

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
The COVID-19 pandemic has increased and may continue to increase insurance risk. The COVID-19 pandemic has caused and may continue to cause a mortality calamity or elevated mortality, which may lead to elevated losses. Elevated losses would reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, including the potential for further mutation, effectiveness of public health measures and availability and effectiveness of vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age and geographic distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

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

Guarantees within certain of our products, in particular our variable annuities, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly certain index-linked annuity products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
The COVID-19 pandemic has increased and may continue to increase market risk. During 2020 and 2021, the COVID-19 pandemic caused market disruptions and volatility. Continued market disruptions and volatility may negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies.
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

The COVID-19 pandemic has increased and may continue to increase liquidity risk. During 2020, the Company took significant actions to support liquidity in response to the emergence of the COVID-19 pandemic. Future impacts of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
Operational Risk
Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.
An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes, including recent and planned changes related to Prudential Financial's business transformation efforts. Operational risk may also be elevated as a result of the planned sale of the Company. See Note 1 to the Financial Statements for additional information on the planned sale.
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
•Client Service impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.
•Regulatory fines or sanctions - When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.
•Legal actions - Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.
•Reputational harm - Failure to meet regulator, customer, investor and other stakeholder expectations may cause reputational harm.

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

Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:
We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of, among other things, the following:
•Severe pandemic, either naturally occurring or intentionally manipulated pathogens.
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
•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password (i.e., phishing).
•The risk associated with wrongdoers encrypting data (i.e., ransomware) or disrupting communications (i.e., denial of service) for the purposes of extortion persists.
•Financial services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.
•Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
•We have also seen continued non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems.
•We rely on third parties to provide services as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.
We may not adequately ensure the privacy of personal information. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive information, including health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. We have experienced cyber-security breaches as a result of which confidential and sensitive health-related information of our customers has been compromised. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.
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

See Note 15 to the Financial Statements for additional information on litigation and regulatory matters relating to the distribution of products

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

The COVID-19 pandemic has increased and may continue to increase operational risk. Since the onset of the COVID-19 pandemic, many of our employees have been working remotely. Remote work elevates the risk that weaknesses or failures in our business continuation plans could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Furthermore, weaknesses or failures within a vendor’s business continuation plan can materially disrupt our business operations. Our information systems and those of our vendors and service providers may be more vulnerable to cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems during a business continuation event.
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
The COVID-19 pandemic has increased and may continue to increase strategic risk. The COVID-19 pandemic has caused and could again cause an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected.

We cannot predict other actions government will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

The following items are examples of other factors which could have a meaningful impact on our business.
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial's subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.
•The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in all major currencies. On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. pound sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, was December 31, 2021. The primary risk in this transition is associated with USD LIBOR. Markets for instruments using rates other than LIBOR continue to develop. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts, (2) the adoption of fallback provisions through the Inter-Bank Offered Rate Fallbacks Protocol produced by the International Swaps and Derivatives Association and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected. In addition, there is continued uncertainty resulting from the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform and the legislative progress associated with contracts or instruments that do not have satisfactory rate fallback mechanisms and that cannot easily be amended (e.g., certain floating rate debt securities, securitizations and adjustable rate mortgages).
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

•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Item 6. [Reserved]
Part II. Item 6 is no longer required pursuant to certain amendments to Regulation S-K that eliminated Item 301.
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
Effective July 1, 2021, Pruco Life Insurance Company (“Pruco Life”) recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact Pruco Life Insurance Company of New Jersey (“PLNJ”), which will continue to reinsure its new and in force business to The Prudential Insurance Company of America (“Prudential Insurance”). The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life. This transaction is referred to as the "2021 Variable Annuities Recapture".
Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.
Sale of PALAC
In September 2021, Prudential Annuities, Inc. (“PAI”) entered into a definitive agreement to sell its equity interest in Prudential Annuities Life Assurance Corporation (the “Company” or “PALAC”) to Fortitude Group Holdings, LLC. The transaction will result in a benefit to Prudential Financial Inc. ("Prudential Financial") comprised of the purchase price for PALAC, a pre-closing net capital distribution by PALAC and an expected tax impact. The transaction is expected to close in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

COVID-19
Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has caused extreme stress and disruption in the global economy and financial markets, and elevated mortality and morbidity for the global population. The COVID-19 pandemic continued to impact our results of operations in the current period and is expected to impact our results of operations in future periods.

In 2021, the United States experienced multiple waves of COVID-19, with the severity of each wave depending on such factors as seasonality, varying levels of population immunity, and the evolution of the virus itself into different variants. Deaths from COVID-19 in the United States peaked in the first quarter of 2021, prior to widespread vaccination, and again in the third quarter, due to the emergence of the Delta variant. In December, the Omicron variant emerged in the United States and has since become the dominant strain, causing many more infections but with a smaller percentage of infections resulting in hospitalizations and deaths compared to prior waves. Several vaccines are now widely accessible and other therapeutics, such as antiviral treatments, are increasingly becoming available. As a result, the overall financial impact to the Company is expected to remain manageable; however, the future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations. The Company has taken several measures to manage the impacts of this pandemic. The actual and expected impacts of these measures and other items are set forth below:

•Results of Operations. See “Results of Operations” for a discussion of results for the full year of 2021.
•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial's and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements in 2020 and 2021.
We believe we can sustain long-term remote work and social distancing while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.
•Risk Factors. See “Risk Factors” for a discussion of the risks to our businesses posed by the COVID-19 pandemic.
•CARES Act and Other Regulatory Developments. See "Business—Regulation" for additional information.
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
Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 9 to the Financial Statements. We generally amortize DAC and DSI over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits". As of December 31, 2021, DAC and DSI were $567 million and $295 million, respectively.

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
Value of Business Acquired
In addition to DAC and DSI, we also recognize an asset for value of business acquired, or VOBA, which is an intangible asset that represents an adjustment to the stated value of acquired in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI (see “—Deferred Policy Acquisition Costs and Deferred Sales Inducements” above for additional information). VOBA is also subject to recoverability testing. As of December 31, 2021, VOBA was $28 million.
Annual assumptions review and quarterly adjustments
We perform an annual comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC, DSI and VOBA have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2021, we assume an 8.0% long-term equity expected rate of return and a 0.0% near-term mean reversion equity expected rate of return.
With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2021 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.
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
The following paragraphs provide additional details about the reserves we have established:
The reserves for future policy benefits of our business relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition date.

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

Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2021 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long-duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.
The impacts presented within this table exclude the related impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2021
	Increase (Decrease) in
	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Hypothetical change in current assumptions:
Long-term interest rate
Increase by 25 basis points	$5	$0	$0	$5
Decrease by 25 basis points	$(5)	$0	$0	$(5)
Long-term equity expected rate of return
Increase by 50 basis points	$25	$0	$(5)	$30
Decrease by 50 basis points	$(10)	$0	$0	$(10)
NPR credit spread
Increase by 50 basis points	$(90)	$(30)	$(390)	$270
Decrease by 50 basis points	$95	$30	$415	$(290)
Mortality
Increase by 1%	$0	$(5)	$(40)	$35
Decrease by 1%	$0	$5	$40	$(35)
Lapse
Increase by 10%	$(10)	$(10)	$(120)	$100
Decrease by 10%	$10	$10	$125	$(105)
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
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income (loss)”. Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2021 "Income tax expense (benefit)" of $63 million.
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. The Company has generated taxable income in 2020. Therefore, there is no impact from the change in law for NOL carry back to tax years that have a 35% tax rate.
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

Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019 and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. Large calendar-year public companies that early adopt ASU 2018-12 are allowed to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company will adopt ASU 2018-12 using the modified retrospective transition method where permitted.

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
Changes in Financial Position
2021 to 2020 Annual Comparison
Total assets decreased $5.7 billion from $64.3 billion at December 31, 2020 to $58.6 billion at December 31, 2021. Significant components were:
•$10.4 billion decrease in Total investments and Cash and cash equivalents primarily driven by consideration paid related to the 2021 Variable Annuities Recapture and new reinsurance with Pruco Life and dividend distributions;
•$3.7 billion decrease in Deferred policy acquisition costs primarily due to the unwinding of assumed costs as part of the 2021 Variable Annuities Recapture and ceding costs as part of the new reinsurance with Pruco Life;
Partially offset by:
•$7.4 billion increase in Reinsurance recoverables driven by the new reinsurance with Pruco Life; and
•$1.9 billion increase in Other assets driven by the new reinsurance with Pruco Life.
Total liabilities decreased by $4.6 billion from $61.5 billion at December 31, 2020 to $56.9 billion at December 31, 2021. Significant components were:
•$14.0 billion decrease in Future policy benefits primarily driven by the 2021 Variable Annuities Recapture and a decrease in reserves related to our variable annuity living benefit guarantees due to favorable equity market performance and rising interest rates;
Partially offset by:
•$7.0 billion increase in Reinsurance payables driven by the new reinsurance with Pruco Life; and
•$2.6 billion increase in Policyholders' account balances primarily driven by incremental general account product sales.
Total equity decreased $1.0 billion from $2.7 billion at December 31, 2020 to $1.7 billion at December 31, 2021, primarily driven by return of capital of $3.8 billion related to the 2021 Variable Annuities Recapture and $1.4 billion due to unrealized losses on investments driven by rising interest rates reflected in Accumulated other comprehensive income/(loss), partially offset by an after-tax net income of $4.1 billion.

Results of Operations
Income (loss) from Operations before Income Taxes
2021 to 2020 Annual Comparison
Income (loss) from operations before income taxes increased $10.3 billion from a loss of $4.0 billion in 2020 to a gain of $6.3 billion in 2021. Excluding the impact of our annual reviews and update of assumptions and other refinements, income from operations increased $10.4 billion primarily driven by:
•Significant Realized investment gains (losses), reflecting a favorable impact related to the 2021 Variable Annuities Recapture and portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target driven by favorable equity market performance and rising interest rates.
The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs, for the periods indicated:

	For the Year Ended December 31,
	2021	2020
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$5,752	$(5,904)
Change in the NPR adjustment	(945)	520
Change in fair value of hedge assets, excluding capital hedges(3)	(3,224)	2,077
Change in fair value of capital hedges(4)	(900)	(921)
2021 Variable Annuities Recapture Impact	5,142	0
Other	1,201	1,622
Realized investment gains (losses), net, and related adjustments	7,026	(2,606)
Market experience updates(5)	180	(96)
Charges related to realized investments gains (losses), net	(215)	72
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$6,991	$(2,631)
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in other comprehensive income (versus net income) of $1,659 million and $1,298 million for the years ended December 31, 2021 and 2020, respectively.
For 2021, the gain of $7.0 billion primarily reflected favorable impacts related to the portions of the U.S. GAAP liability before NPR that are excluded from the hedge target driven by rising interest rates and favorable equity markets and the 2021 Variable Annuities Recapture impact, partially offset by changes in fair value of hedge assets and capital hedges driven by rising interest rates and favorable equity markets and unfavorable NPR adjustment.
For 2020, the loss of $2.6 billion primarily reflected unfavorable impacts related to the portions of the U.S. GAAP liability before NPR that are excluded from the hedge target, partially offset by changes in fair value of hedge assets driven by declining interest rates.

Revenues, Benefits and Expenses
2021 to 2020 Annual Comparison
Revenues increased $11.2 billion from a loss of $2.2 billion for the year ended December 31, 2020 to a gain of $8.9 billion for the year ended December 31, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase was $11.3 billion primarily driven by:
•Significant Realized investment gains (losses), reflecting a favorable impact to the 2021 Variable Annuities Recapture and portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target driven by favorable equity market performance and rising interest rates.
Benefits and expenses increased $0.9 billion from $1.8 billion for the year ended December 31, 2020 to $2.7 billion for the year ended December 31, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase of $1.1 billion primarily was driven by:
•Higher Commission expense primarily driven by the unwinding of assumed deferred acquisition costs, partially offset by ceding allowance received as part of the 2021 Variable Annuities Recapture.
Risks and Risk Mitigants
Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through affiliated reinsurance. For information on our affiliated reinsurance agreements, see “Business—Reinsurance” section and Note 14 to the Financial Statements.
Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates. We also manage these risk exposures through affiliated reinsurance. For information on our affiliated reinsurance agreements, see “Business—Reinsurance” section and Note 14 to the Financial Statements.

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life. For more information on this transaction, see Note 1 to the Financial Statements.

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

	As of December 31,
	2021	2020
	(in millions)
U.S. GAAP liability (including NPR)	$3,769	$16,905
NPR adjustment	522	3,705
Subtotal	4,290	20,610
Adjustments including risk margins and valuation methodology differences	(1,331)	(4,596)
Economic liability managed through the ALM strategy	$2,959	$16,014
As of December 31, 2021, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in fair value of the embedded derivative liability, derivative income and fixed income instruments designated as trading are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.
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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$1,314	$(847)	$(269)
Non-taxable investment income	(12)	(11)	(12)
Tax credits	(10)	(8)	(12)
Other	1	0	2
Reported income tax expense (benefit)	$1,294	$(866)	$(291)
Effective tax rate	20.7%	21.5%	22.7%

Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income before income taxes”. Our effective tax rate for fiscal years 2021, 2020 and 2019 was 20.7%, 21.5% and 22.7%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 11 to the Financial Statements. The change in the effective tax rate from 21.5% in 2020 to 20.7% in 2021 was primarily driven by the increase in pre-tax income. The change in the effective tax rate from 22.7% in 2019 to 21.5% in 2020 was primarily driven by the decrease in pre-tax income.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2021, 2020 and 2019. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
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

The Company has returned capital to its parent, PAI, for the periods indicated below.

Return of Capital
(in millions)
December 31, 2021	$451
September 30, 2021	$3,813
June 30, 2021	$188
March 31, 2021	$192
December 31, 2020	$188
September 30, 2020	$192
June 30, 2020	$173
March 31, 2020	$207
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2021 and 2020, the Company had liquid assets of $12 billion and $21 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $3 billion and $1 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021, $8 billion, or 92%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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

Hedging activities associated with living benefit guarantees
The hedging portion of our risk management strategy associated with our living benefit guarantees is being managed within the Company. For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees accounted for as embedded derivatives against changes in certain capital market risks above a designated threshold. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet the Company's payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.
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
Effective April 1, 2016, the Company reinsured variable annuity base contracts, along with living benefit guarantees, from Pruco Life, excluding the PLNJ business which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in-force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable annuities with guaranteed living benefit riders which had no impact on the reinsurance agreement. Effective July 1, 2021, Pruco Life recaptured the risks related to its variable annuity business, including base contracts, along with the living benefit guarantees that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021, as described above. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life. See Note 1 to the Financial Statements for additional information.

Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life. Additionally, the hedging program related to these product risks are being managed within Pruco Life.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2021 and 2020. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(2)		$8,798	$(612)		$19,699	$(2,561)
Policy loans		12	0		12	0
Commercial mortgage and other loans		1,516	(75)		1,837	(79)
Derivatives:
Swaps	$17,914	175	(870)	$156,430	1,785	(4,322)
Futures	910	0	0	10,156	(14)	(149)
Options	20,582	(65)	150	34,054	1,095	(534)
Forwards	50	0	0	110	0	(6)
Variable annuity and other living benefit feature embedded derivatives		(4,060)	1,348		(17,302)	7,161
Indexed annuity contracts		(2,041)	(312)		580	(115)
Total embedded derivatives(3)		(6,101)	1,036		(16,722)	7,046
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(2,391)	4		(2,426)	4
Net estimated potential gain (loss)			$(367)			$(601)
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value".
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(4)Excludes $14 billion and $25 billion as of December 31, 2021 and 2020, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2021 and 2020. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$322	$(32)		$278	$(28)
Equity-based derivatives(2)	$26,240	(58)	(192)	$51,537	(451)	2,031
Variable annuity and other living benefit feature embedded derivatives		(4,060)	(432)		(17,302)	(1,794)
Indexed annuity contracts		(2,041)	628		580	186
Total embedded derivatives(3)		(6,101)	196		(16,722)	(1,608)
Net estimated potential loss			$(28)			$395

(1)Prior period amounts have been updated to conform to current period presentation.
(2)Both the notional amount and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Prudential Annuities Life Assurance Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2021, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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
March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Prudential Annuities Life Assurance Corporation
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Prudential Annuities Life Assurance Corporation (the "Company") as of December 31, 2021 and 2020, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for credit losses on certain financial assets reported at amortized cost in 2020.
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

Valuation of Guaranteed Benefit Features Associated with Certain Annuity Products Included in the Liability for Future Policy Benefits

As described in Notes 2, 5, 8 and 9 to the financial statements, the Company issues certain variable annuity contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as embedded derivatives and recorded at fair value, with changes in fair value recognized currently in earnings. As of December 31, 2021, the fair value of the obligations associated with these guarantees accounted for as embedded derivatives was $4.1 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated by management using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including mortality rates, lapse rates, benefit utilization rates and withdrawal rates. For certain annuity products that include certain other contract features, including guaranteed minimum death benefits ("GMDB"), additional policyholder liabilities are established when associated assessments are recognized. As of December 31, 2021, the additional liability for these contract features included in the liability for future policy benefits was $0.2 billion. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, benefit utilization rates, and withdrawal rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain annuity products included in the liability for future policy benefits, including controls over the model for the benefit features accounted for as embedded derivatives and development of the assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed benefit features associated with certain annuity products included in the liability for future policy benefits, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Valuation of the Deferred Acquisition Costs Related to Fixed and Variable Deferred Annuity Products

As described in Notes 2 and 6 to the financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal annuity business to the extent such costs are deemed recoverable from future profits. As of December 31, 2021, a significant portion of the $0.6 billion of deferred policy acquisition costs (DAC) are associated with certain fixed and variable deferred annuity products. DAC related to fixed and variable deferred annuity products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to fixed and variable deferred annuity products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to fixed and variable deferred annuity products, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 14, 2022

We have served as the Company's auditor since 2003.

Prudential Annuities Life Assurance Corporation
Statements of Financial Position
December 31, 2021 and 2020 (in thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$1,086; 2020-$686) (amortized cost: 2021-$8,556,236; 2020-$16,177,891)	$8,770,966	$18,584,685
Fixed maturities, trading, at fair value (amortized cost: 2021-$27,641; 2020-$1,017,771)	27,237	1,114,142
Equity securities, at fair value (cost: 2021-$323,289; 2020-$279,096)	321,881	288,082
Commercial mortgage and other loans (net of $4,657 and $7,382 allowance for credit losses at December 31, 2021 and 2020, respectively)	1,503,602	1,765,770
Policy loans	11,554	11,806
Short-term investments	875,426	318,161
Other invested assets (includes $13,077 and $204,863 of assets measured at fair value at December 31, 2021 and 2020, respectively)	94,079	818,810
Total investments	11,604,745	22,901,456
Cash and cash equivalents	2,015,885	1,069,211
Deferred policy acquisition costs	567,191	4,237,780
Accrued investment income	61,117	121,604
Reinsurance recoverables	8,108,267	694,040
Income taxes	908,694	1,448,714
Value of business acquired	27,568	27,247
Deferred sales inducements	295,097	714,598
Receivables from parent and affiliates	5,240	87,620
Other assets	2,717,405	767,540
Separate account assets	32,266,921	32,205,296
TOTAL ASSETS	$58,578,130	$64,275,106
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$4,505,007	$18,560,891
Policyholders’ account balances	11,749,651	9,181,459
Payables to parent and affiliates	249,949	47,345
Short-term debt	0	119,671
Long-term debt	0	299,747
Reinsurance payables	7,182,652	178,860
Other liabilities	942,223	980,692
Separate account liabilities	32,266,921	32,205,296
Total liabilities	56,896,403	61,573,961
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	592,208	4,382,936
Retained earnings / (accumulated deficit)	917,263	(3,217,350)
Accumulated other comprehensive income (loss)	169,756	1,533,059
Total equity	1,681,727	2,701,145
TOTAL LIABILITIES AND EQUITY	$58,578,130	$64,275,106

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation
Statements of Operations and Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	2021	2020	2019
REVENUES
Premiums	$36,573	$60,585	$59,550
Policy charges and fee income	1,231,816	1,943,599	2,081,046
Net investment income	490,393	579,261	551,548
Asset management and service fees(1)	254,750	390,927	396,433
Other income (loss)(1)	(553,861)	61,144	44,050
Realized investment gains (losses), net	7,488,807	(5,260,940)	(2,681,320)
TOTAL REVENUES	8,948,478	(2,225,424)	451,307
BENEFITS AND EXPENSES
Policyholders’ benefits	(219,983)	222,612	143,925
Interest credited to policyholders’ account balances	639,632	180,160	161,209
Amortization of deferred policy acquisition costs	379,688	404,014	272,853
Commission expense	1,573,228	797,909	889,593
General, administrative and other expenses	316,547	204,866	264,155
TOTAL BENEFITS AND EXPENSES	2,689,112	1,809,561	1,731,735
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	6,259,366	(4,034,985)	(1,280,428)
Income tax expense (benefit)	1,294,005	(865,720)	(291,101)
NET INCOME (LOSS)	$4,965,361	$(3,169,265)	$(989,327)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(596)	286	182
Net unrealized investment gains (losses)	(1,725,105)	1,397,749	953,250
Total	(1,725,701)	1,398,035	953,432
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(362,398)	293,588	200,447
Other comprehensive income (loss), net of taxes	(1,363,303)	1,104,447	752,985
Comprehensive income (loss)	$3,602,058	$(2,064,818)	$(236,342)
(1) Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation
Statements of Equity
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,500	$6,120,436	$943,005	$(324,373)	$6,741,568
Cumulative effect of adoption of accounting changes(1)			(371)		(371)
Return of capital		(977,500)			(977,500)
Dividend to parent			0		0
Assets purchased/transferred from/to affiliates		0			0
Comprehensive income (loss):
Net income (loss)			(989,327)		(989,327)
Other comprehensive income (loss), net of tax				752,985	752,985
Total comprehensive income (loss)					(236,342)
Balance, December 31, 2019	2,500	5,142,936	(46,693)	428,612	5,527,355
Cumulative effect of adoption of accounting changes(2)			(1,392)		(1,392)
Return of capital		(760,000)			(760,000)
Dividend to parent			0		0
Assets purchased/transferred from/to affiliates		0			0
Comprehensive income (loss):
Net income (loss)			(3,169,265)		(3,169,265)
Other comprehensive income (loss), net of tax				1,104,447	1,104,447
Total comprehensive income (loss)					(2,064,818)
Balance, December 31, 2020	2,500	4,382,936	(3,217,350)	1,533,059	2,701,145
Return of capital		(3,813,369)			(3,813,369)
Dividend to parent			(830,748)		(830,748)
Assets purchased/transferred from/to affiliates		22,641			22,641
Comprehensive income (loss):
Net income (loss)			4,965,361		4,965,361
Other comprehensive income (loss), net of tax				(1,363,303)	(1,363,303)
Total comprehensive income (loss)					3,602,058
Balance, December 31, 2021	$2,500	$592,208	$917,263	$169,756	$1,681,727
(1) Includes the impact from the adoption of ASU 2017-08 and 2017-12.
(2) Includes the impact from the adoption of ASU 2016-13. See Note 2.

See Notes to Financial Statements

Prudential Annuities Life Assurance Corporation
Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,965,361	$(3,169,265)	$(989,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(2,699)	249	(813)
Realized investment (gains) losses, net	(7,488,807)	5,260,940	2,681,320
Depreciation and amortization	5,547	(3)	865
Interest credited to policyholders’ account balances	639,632	180,160	161,209
Change in:
Future policy benefits	641,835	1,251,451	1,110,089
Accrued investment income	60,487	(18,880)	(11,829)
Net receivables from/payables to parent and affiliates	14,581	(7,370)	1,463
Deferred sales inducements	(867)	(1,088)	(790)
Deferred policy acquisition costs	3,465,712	64,862	(139,774)
Income taxes	896,398	(539,218)	(438,541)
Reinsurance recoverables, net	(32,805)	(36,705)	(3,524)
Derivatives, net	(2,623,453)	(1,753,629)	(193,119)
Other, net	(1,238,134)	(60,413)	38,037
Cash flows from (used in) operating activities	(697,212)	1,171,091	2,215,266
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,400,071	708,254	852,596
Fixed maturities, trading	2,085,627	391,557	149
Equity securities	55,677	30,830	8,807
Commercial mortgage and other loans	337,801	33,321	265,657
Policy loans	1,070	1,435	1,439
Other invested assets	52,656	43,213	27,065
Short-term investments	464,243	8,209,495	1,109,061
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(5,833,449)	(4,445,138)	(3,538,800)
Fixed maturities, trading	(5,392,368)	(1,068,178)	(54,862)
Equity securities	(100,799)	(241,755)	(52,244)
Commercial mortgage and other loans	(1,267,152)	(311,670)	(382,407)
Policy loans	(158)	(167)	(295)
Other invested assets	(225,131)	(176,496)	(169,863)
Short-term investments	(1,023,107)	(8,192,050)	(1,406,312)
Notes receivable from parent and affiliates, net	51,397	579	(15,442)
Derivatives, net	(83,818)	522,640	(18,334)
Other, net	61	0	0
Cash flows from (used in) investing activities	(1,477,379)	(4,494,130)	(3,373,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	7,869,088	6,666,325	4,012,627
Ceded policyholders’ account deposits	(8,387)	(35,440)	(16,068)
Policyholders’ account withdrawals	(3,272,524)	(4,032,737)	(3,320,216)
Ceded policyholders' account withdrawals	14,206	37,612	35,566
Cash collateral for loaned securities	0	0	(384)

Prudential Annuities Life Assurance Corporation

Repayments of debt (maturities longer than 90 days)	(299,747)	0	(274,569)
Net increase/(decrease) in short-term borrowing	(119,671)	(242,094)	7,916
Drafts outstanding	(3,448)	8,857	(7,503)
Distribution to parent	(1,056,657)	(760,000)	(977,500)
Other, net	(1,595)	(45,436)	(9,721)
Cash flows from (used in) financing activities	3,121,265	1,597,087	(549,852)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	946,674	(1,725,952)	(1,708,371)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,069,211	2,795,163	4,503,534
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,015,885	$1,069,211	$2,795,163
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$397,606	$(326,503)	$147,441
Interest paid	$8,267	$24,942	$26,719
Significant Non-Cash Transactions
Cash Flows from Investing and Financing Activities for the twelve months ended December 31, 2021 excludes certain non-cash activities related to the following transactions:

Effective July 1, 2021, Pruco Life Insurance Company recaptured the risks related to its business that had previously been reinsured to Prudential Annuities Life Assurance Corporation from April 1, 2016 through June 30, 2021. See Note 1 for additional information.

Effective December 1, 2021, Prudential Annuities Life Assurance Corporation reinsured certain variable and fixed annuities to Pruco Life Insurance Company, which resulted in $2.6 billion of investment transfers and $0.2 billion of dividend payment in securities. See Note 1 for additional information.

There were no significant non-cash transactions for the years ended December 31, 2020 and December 31, 2019.

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

The Company surrendered its New York license effective December 31, 2015, and reinsured the majority of its New York business to an affiliate, The Prudential Insurance Company of America ("Prudential Insurance"). The license surrender relieves the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance ("AZDOI"). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.

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
2021 Variable Annuities Recapture

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life. This transaction is referred to as the "2021 Variable Annuities Recapture".

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The financial statement impacts of this transaction are as follows:

Interim Statement of Financial Position

Day 1 Impact of 2021 Variable Annuities Recapture	Impacts of Recapture
(in millions)
ASSETS
Total investments(1)(2)	$(8,327)
Cash and cash equivalents	(409)
Deferred policy acquisition costs	(3,286)
Accrued investment income	(42)
Reinsurance recoverables	(181)
Income tax receivable	(787)
Value of business acquired	0
Deferred sales inducements	(388)
Receivables from parent and affiliates	(41)
Other assets	0
Separate account assets	0
TOTAL ASSETS	$(13,461)
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$(9,048)
Policyholders’ account balances	(3,199)
Payables to parent and affiliates	0
Long-term debt	0
Reinsurance payable	(115)
Other liabilities	(245)
Separate account liabilities	0
Total liabilities	(12,607)
EQUITY
Common stock	0
Additional paid-in capital(3)	(3,786)
Retained earnings	3,026
Accumulated other comprehensive income	(94)
Total equity	(854)
TOTAL LIABILITIES AND EQUITY	$(13,461)
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Interim Statement of Operations and Comprehensive Income (Loss)

Day 1 Impact of 2021 Variable Annuities Recapture	Impacts of Recapture
(in millions)
REVENUES
Other income (loss)	$1
Realized investment gains (losses), net	5,142
TOTAL REVENUES	5,143
BENEFITS AND EXPENSES
Policyholders’ benefits	(257)
Interest credited to policyholders’ account balances	399
Commission expense	1,362
General, administrative and other expenses	(191)
TOTAL BENEFITS AND EXPENSES	1,313
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,830
Income tax expense (benefit)	804
NET INCOME (LOSS)	$3,026

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Life	July 1, 2021	Sale	Derivatives, Fixed Maturities, Equity Securities, Commercial Mortgages and JV/LP Investments	$4,908	$4,720	$0	$173	$15
PAI	July 1, 2021	Return of Capital	Fixed Maturities	$3,420	$3,420	$(3,420)	$0	$0

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

Affiliated Reinsurance Agreement

Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life. As a result, the Company recognized a deferred reinsurance gain of $833 million. As of December 31, 2021, the reinsurance recoverable and payable resulting from the reinsurance of variable indexed annuities were $7.8 billion and $7.2 billion, respectively, and the deposit assets resulting from the reinsurance of fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income was $2.7 billion.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

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

The most significant estimates include those used in determining DAC and related amortization; policyholders' account balances and reinsurance related to the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products; value of business acquired ("VOBA") and its amortization; amortization of DSI; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments ("OTTI"); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.
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
Notes to Financial Statements—(Continued)

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

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. However, the credit impairment recorded cannot exceed the difference between the amortized cost and fair value of the respective security. The net present value used to measure a credit impairment is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security. Any amount of an AFS debt security’s change in fair value not recorded as an allowance for credit losses will be recorded in Other Comprehensive Income (loss) (“OCI”).

For all other AFS debt securities, qualitative factors are first considered including, but not limited to, the extent of the decline and the reasons for the decline in value (e.g., credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer. If analysis of these qualitative factors results in the security needing to be impaired, a credit impairment will be recognized and measured using the same process for mortgage-backed and asset-backed AFS debt securities.

When an AFS debt security's fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in "Realized investment gains (losses), net."

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

For mortgage-backed and asset-backed AFS debt securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. These assumptions can significantly impact income recognition, unrealized gains and loss recorded in OCI, and the amount of impairment recognized in earnings. The payment priority of the respective security is also considered. For all other AFS debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). Each of these balances is discussed in greater detail below.

Fixed maturities, trading, at fair value consists of fixed maturities carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income”, and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is comprised of common stock and mutual fund shares carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income", and dividend income is reported in “Net investment income” on the ex-dividend date.

Commercial mortgage and other loans consists of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of the current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 15 for additional information.

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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, using a modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. Adoption of these ASUs requires an entity to estimate lifetime credit losses for certain financial assets carried at amortized cost and certain off-balance sheet exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of reported amounts. The most significant impact is that modifications made to the Company’s process for measuring credit losses for its commercial mortgage and other loans class classified as held for investment. The impact of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $1.4 million, primarily related to commercial mortgage and other loans. The impact of adoption was not material to the following financial statement line items: deferred policy acquisition costs; income taxes; and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

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

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, other collateralized and uncollateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

Once the Company has deemed a portion of the amortized cost to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

Policy loans represents funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Short-term investments primarily consists of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Other invested assets consists of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs"), other than operating joint ventures, as well as derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Asset administration fees and other income”.

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

Cash and cash equivalents includes cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value", and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below). The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Deferred policy acquisition costs represent costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC", net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

DAC related to fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions, however, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized, and if the projected equity return is negative, the return is floored at 0%. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of certain annuity contracts and related hedging activities. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company's projections of estimated future gross profits. Adjustments to DAC balances result from: (i) the annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods; (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period; and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company's estimate of total gross profits to reflect actual fund performance and market conditions.

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
Notes to Financial Statements—(Continued)

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

Deferred sales inducements represents various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI for applicable products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 9 for additional information regarding sales inducements.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Other assets consists primarily of deposit assets related to reinsurance agreements using deposit accounting under U.S. GAAP, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5. The deposit assets related to the reinsurance agreement with Pruco Life as of December 31, 2021 and 2020 was $2,659.0 million and $0 million, respectively. The deposit assets with a third-party reinsurer was $0 million and $425.9 million as of December 31, 2021 and 2020, respectively. Also included in other assets are accruals for asset management and service fees, deferred loss on reinsurance with an affiliate and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

Separate account assets represents segregated funds that are invested for certain contractholders. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset management and service fees charged to the accounts are included in “Asset management and service fees”. See Note 9 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”.

Securities sold under agreements to repurchase represents liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

Reinsurance payables include corresponding payables associated with reinsurance arrangements with affiliates. Reinsurance payables also include assumed modified coinsurance arrangements which generally reflect the value of the invested assets retained by the Company and the associated asset returns. Modified coinsurance payables contain an embedded derivative (bifurcated and accounted for separately from the host contract) that is presented together with the derivative embedded in the modified coinsurance receivables as one compound derivative. For additional information about these arrangements see Note 10.

Other liabilities consists primarily of deferred gain on reinsurance, accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet settled at the balance sheet date. For the prior year, other liabilities included funds withheld liability for assets retained under the reinsurance agreement with a third-party reinsurer that corresponded to the deposit assets above in "Other assets", which was $0.0 million and $386.0 million as of December 31, 2021 and 2020, respectively. Other liabilities may also include derivative instruments for which fair values are determined as described below under “Derivative Financial Instruments”.

Separate account liabilities primarily represents the contractholders’ account balances in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “Future policy benefits.” Assumed interest rates ranged from 1.0% to 8.3% and 0.0% to 8.3% at December 31, 2021 and 2020, respectively.

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

Asset management and service fees principally includes asset-based asset management fees, which are recognized in the period in which the services are performed.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Other income includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value.

Realized investment gains (losses), net includes realized gains or losses from sales and maturities of investments, changes to the allowance for credit losses, other impairments, fair value changes on mortgage loans where the fair value option has been elected, releases of Other Comprehensive Income and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments.

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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
Notes to Financial Statements—(Continued)

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within "Other invested assets", or as liabilities, within “Payables to parent and affiliates” or "Other liabilities".

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2021 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of December 31, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. Large calendar-year public companies that early adopt ASU 2018-12 are allowed to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company will adopt ASU 2018-12 using the modified retrospective transition method where permitted.

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt this guidance using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected)or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company will adopt this guidance using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a TDR has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of December 31, 2021, any such modifications did not have a material impact on the Company's results of operations.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$654,389	$73,618	$1,182	$0	$726,825
Obligations of U.S. states and their political subdivisions	280,875	14,800	15	0	295,660
Foreign government bonds	106,240	8,848	722	0	114,366
U.S. public corporate securities	2,344,782	132,929	17,743	0	2,459,968
U.S. private corporate securities	1,635,200	24,316	13,858	1,086	1,644,572
Foreign public corporate securities	792,832	11,317	9,126	0	795,023
Foreign private corporate securities	920,062	5,361	33,706	0	891,717
Asset-backed securities(1)	1,057,995	5,120	757	0	1,062,358
Commercial mortgage-backed securities	692,232	22,149	8,061	0	706,320
Residential mortgage-backed securities(2)	71,629	2,603	75	0	74,157
Total fixed maturities, available-for-sale	$8,556,236	$301,061	$85,245	$1,086	$8,770,966

(1) Includes credit-tranched securities collateralized by loan obligations, auto loans, education, equipment leases, home equity loans and other asset types.
(2) Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

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

(1)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, equipment leases and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$73,611	$1,182	$0	$0	$73,611	$1,182
Obligations of U.S. states and their political subdivisions	4,939	15	0	0	4,939	15
Foreign government bonds	12,504	626	7,193	96	19,697	722
U.S. public corporate securities	695,982	11,466	152,722	6,277	848,704	17,743
U.S. private corporate securities	854,602	13,858	0	0	854,602	13,858
Foreign public corporate securities	521,995	7,777	49,812	1,349	571,807	9,126
Foreign private corporate securities	689,156	33,706	0	0	689,156	33,706
Asset-backed securities	498,944	757	0	0	498,944	757
Commercial mortgage-backed securities	156,808	4,597	75,483	3,464	232,291	8,061
Residential mortgage-backed securities	6,163	72	72	3	6,235	75
Total fixed maturities, available-for-sale	$3,514,704	$74,056	$285,282	$11,189	$3,799,986	$85,245

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$244,507	$12,686	$0	$0	$244,507	$12,686
Obligations of U.S. states and their political subdivisions	9,440	156	0	0	9,440	156
Foreign government bonds	257	1	87	3	344	4
U.S. public corporate securities	117,755	1,335	2,185	26	119,940	1,361
U.S. private corporate securities	35,411	2,614	16,071	2,092	51,482	4,706
Foreign public corporate securities	69,610	408	0	0	69,610	408
Foreign private corporate securities	11,679	188	50,809	2,663	62,488	2,851
Asset-backed securities	219,535	320	246,535	1,285	466,070	1,605
Commercial mortgage-backed securities	45,617	102	0	0	45,617	102
Residential mortgage-backed securities	0	0	80	3	80	3
Total fixed maturities, available-for-sale	$753,811	$17,810	$315,767	$6,072	$1,069,578	$23,882

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

As of December 31, 2021 and 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $72.9 million and $17.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.3 million and $6.5 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $11.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical , capital goods and finance sectors. As of December 31, 2020, the $6.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the transportation, consumer non-cyclical and energy sectors and in asset-backed securities.
In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.
The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$91,838	$93,138
Due after one year through five years	1,475,504	1,491,569
Due after five years through ten years	2,639,584	2,630,376
Due after ten years	2,527,454	2,713,048
Asset-backed securities	1,057,995	1,062,358
Commercial mortgage-backed securities	692,232	706,320
Residential mortgage-backed securities	71,629	74,157
Total fixed maturities, available-for-sale	$8,556,236	$8,770,966

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$8,319,083	$670,621	$384,592
Proceeds from maturities/prepayments	827,590	311,133	468,004
Gross investment gains from sales and maturities	1,412,621	19,721	3,259
Gross investment losses from sales and maturities	(87,854)	(22,144)	(3,364)
OTTI recognized in earnings(2)	N/A	N/A	(3,826)
Write-downs recognized in earnings(3)	(22,619)	(693)	N/A
(Addition to) release of allowance for credit losses(4)	(400)	(686)	N/A

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $253.4 million, $(273.5) million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)For the year ended December 31, 2019, amount excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)For the years ended December 31, 2021 and 2020, amounts represent write-downs on securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$686	$0	$0	$0	$686
Additions to allowance for credit losses not previously recorded	0	0	3,244	0	0	0	3,244
Reductions for securities sold during the period	0	0	(2,021)	0	0	0	(2,021)
Addition (reductions) on securities with previous allowance	0	0	(823)	0	0	0	(823)
Balance, end of period	$0	$0	$1,086	$0	$0	$0	$1,086

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,383	0	0	0	1,383
Reductions for securities sold during the period	0	0	(5)	0	0	0	(5)
Addition (reductions) on securities with previous allowance	0	0	(692)	0	0	0	(692)
Balance, end of period	$0	$0	$686	$0	$0	$0	$686

See Note 2 for additional information about the Company’s methodology for developing our allowance and credit losses.

For the year ended December 31, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the transportation and utility sectors within private corporate securities.

For the year ended December 31, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and utility sectors within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both December 31, 2021 and 2020.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(279.3) million, $60.3 million and $38.4 million as of December 31, 2021, 2020 and 2019, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(10.4) million, $5.1 million and $2.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$384,878	25.5%	$369,764	20.9%
Hospitality	17,247	1.1	16,679	0.9
Industrial	624,033	41.5	590,231	33.3
Office	196,221	13.0	374,107	21.1
Other	134,181	8.9	187,643	10.6
Retail	101,399	6.7	130,154	7.3
Total commercial mortgage loans	1,457,959	96.7	1,668,578	94.1
Agricultural property loans	50,300	3.3	104,574	5.9
Total commercial mortgage and agricultural property loans	1,508,259	100.0%	1,773,152	100.0%
Allowance for credit losses	(4,657)		(7,382)
Total net commercial mortgage and agricultural property loans	$1,503,602		$1,765,770

As of December 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (34%), Texas (18%) and New York (7%)) and included loans secured by properties in Europe (6%) and Mexico (1%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2018	$2,861	$35	$2,896
Addition to (release of) allowance for credit losses	(239)	6	(233)
Balance at December 31, 2019	$2,622	$41	$2,663
Cumulative effect of adoption of ASU 2016-13	3,118	39	3,157
Addition to (release of) allowance for credit losses	1,376	186	1,562
Balance at December 31, 2020	$7,116	$266	$7,382
Addition to (release of) allowance for expected losses	(2,517)	(208)	(2,725)
Balance at December 31, 2021	$4,599	$58	$4,657

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

For the year ended December 31, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.
For the year ended December 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$150,485	$0	$20,966	$7,140	$92,932	$232,249	$503,772
60%-69.99%	389,476	32,920	9,870	10,558	39,001	27,621	509,446
70%-79.99%	316,790	48,138	17,207	0	21,130	21,121	424,386
80% or greater	0	0	0	0	0	20,355	20,355
Total	$856,751	$81,058	$48,043	$17,698	$153,063	$301,346	$1,457,959
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$856,751	$81,058	$48,043	$7,140	$119,807	$295,148	$1,407,947
1.0 - 1.2x	0	0	0	10,558	0	0	10,558
Less than 1.0x	0	0	0	0	33,256	6,198	39,454
Total	$856,751	$81,058	$48,043	$17,698	$153,063	$301,346	$1,457,959
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$39,958	$840	$0	$0	$2,695	$6,807	$50,300
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$39,958	$840	$0	$0	$2,695	$6,807	$50,300
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$39,958	$840	$0	$0	$2,695	$3,368	$46,861
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	3,439	3,439
Total	$39,958	$840	$0	$0	$2,695	$6,807	$50,300

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,457,959	$0	$0	$0	$1,457,959	$0
Agricultural property loans	50,300	0	0	0	50,300	0
Total	$1,508,259	$0	$0	$0	$1,508,259	$0

(1)As of December 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,668,578	$0	$0	$0	$1,668,578	$0
Agricultural property loans	104,574	0	0	0	104,574	0
Total	$1,773,152	$0	$0	$0	$1,773,152	$0

(1)As of December 31, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

For the years ended December 31, 2021 and 2020, there were $167 million and $0 million, respectively, of commercial mortgage and other loans acquired, other than those through direct origination. For the years ended December 31, 2021 and 2020, there were $1,402 million and $0 million, respectively, of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2021 and 2020.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$18,829	$28,955
Hedge funds	0	340,951
Real estate-related	62,173	244,041
Subtotal equity method	81,002	613,947
Fair value:
Private equity	4,028	4,220
Hedge funds	166	172
Real estate-related	5,754	6,220
Subtotal fair value	9,948	10,612
Total LPs/LLCs	90,950	624,559
Derivative instruments	3,129	194,251
Total other invested assets	$94,079	$818,810

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

	December 31,
	2021	2020
	(in thousands)
Fixed maturities	$57,757	$116,342
Equity securities	0	1
Commercial mortgage and other loans	3,252	4,828
Policy loans	13	11
Short-term investments and cash equivalents	95	158
Other(1)	0	264
Total accrued investment income	$61,117	$121,604

(1)Primarily includes affiliated accrued income.

There were $0.2 million and $0.0 million of write-downs on accrued investment income for the years ended December 31, 2021 and 2020, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$353,955	$440,271	$389,165
Fixed maturities, trading	28,920	14,420	10,080
Equity securities	5,499	1,397	568
Commercial mortgage and other loans	64,997	56,483	51,628
Policy loans	632	724	630
Other invested assets	62,137	43,244	34,422
Short-term investments and cash equivalents	1,237	49,929	85,084
Gross investment income	517,377	606,468	571,577
Less: investment expenses	(26,984)	(27,207)	(20,029)
Net investment income	$490,393	$579,261	$551,548

The carrying value of non-income producing assets included $2.6 million in available-for-sale maturities as of December 31, 2021. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2021.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities(1)	$1,301,748	$(3,802)	$(3,931)
Commercial mortgage and other loans	52,527	(2,242)	(753)
Derivatives(2)	6,124,265	(5,261,943)	(2,677,559)
Other invested assets	10,199	4,619	164
Short-term investments and cash equivalents	68	2,428	759
Realized investment gains (losses), net	$7,488,807	$(5,260,940)	$(2,681,320)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2021	2020	2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$ N/A	$14,309
Fixed maturity securities, available-for-sale — all other(1)	N/A	N/A	722,310
Fixed maturity securities, available-for-sale with an allowance	3	2	N/A
Fixed maturity securities, available-for-sale without an allowance	215,813	2,407,478	N/A
Derivatives designated as cash flow hedges(2)	24,543	(43,000)	(287)
Affiliated notes	0	4,629	598
Other investments	0	0	0
Net unrealized gains (losses) on investments	$240,359	$2,369,109	$736,930

(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available for sale are no longer required to be disclosed "with OTTI" and "all other".
(2)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2021 and 2020, the Company had no repurchase agreements or securities lending transactions.
Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. As of both December 31, 2021 and 2020, the Company had no securities pledged or liabilities supported by the pledged collateral.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31, 2021 and 2020, there was $0 million and $150 million, respectively, of such collateral.

As of December 31, 2021 and 2020, there were available-for-sale fixed maturities of $12.3 million and $10.0 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

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
Embedded Derivatives
The Company offers certain products (for example, variable annuities and indexed annuities) which may include features that are accounted for as embedded derivatives. Effective April 1, 2016, the Company, through a reinsurance arrangement, assumed variable annuities living benefit guarantees from Pruco Life, excluding PLNJ business. This reinsurance arrangement was recaptured by Pruco Life on July 1, 2021. See Note 1 for additional information on the change to the reinsurance agreements.
Additionally, the Company reinsured the majority of its New York business to an affiliate, Prudential Insurance, as a result of surrendering its New York license, effective December 31, 2015. See Note 1 and Note 10 for additional information on these reinsurance agreements.
Effective December 1, 2021, the Company entered into a reinsurance arrangement with Pruco Life, which includes features that are accounted for as embedded derivatives. See Note 1 for additional information on the reinsurance arrangement.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

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

	December 31, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$637,001	$29,028	$(1,372)	$1,376,290	$23,167	$(82,625)
Total Derivatives Designated as Hedge Accounting Instruments	$637,001	$29,028	$(1,372)	$1,376,290	$23,167	$(82,625)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$55,000	$34	$0	$4,597,200	$2,755	$(1,621)
Interest Rate Swaps	10,520,230	338,731	(255,434)	131,129,200	12,448,036	(9,540,941)
Interest Rate Options	0	0	0	10,198,000	608,538	(178,563)
Interest Rate Forwards	0	0	0	75,000	464	0
Foreign Currency
Foreign Currency Forwards	50,346	370	(536)	34,988	4	(557)
Currency/Interest Rate
Foreign Currency Swaps	208,153	9,711	(826)	228,117	7,939	(8,440)
Credit
Credit Default Swaps	1,745,550	48,147	0	1,574,173	38,875	(52)
Equity
Equity Futures	855,432	892	(1,016)	5,558,882	9,424	(24,688)
Total Return Swaps	4,802,777	87,832	(80,808)	22,121,729	62,362	(1,162,907)
Equity Options	20,581,951	963,164	(1,028,221)	23,856,379	1,617,672	(952,452)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$38,819,439	$1,448,881	$(1,366,841)	$199,373,668	$14,796,069	$(11,870,221)
Total Derivatives(1)(2)	$39,456,440	$1,477,909	$(1,368,213)	$200,749,958	$14,819,236	$(11,952,846)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,060 million and $17,314 million as of December 31, 2021 and 2020, respectively included in “Future policy benefits” and $2,041 million and $580 million as of December 31, 2021 and 2020, respectively included in “Policyholders’ account balances". Other assets included $400 million and $54 million as of December 31, 2021 and 2020, respectively. Other liabilities included $0 million and $35 million as of December 31, 2021 and 2020, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $1,881 million and $471 million as of December 31, 2021 and 2020, respectively.
(2)Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Statements of Financial Position.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreement that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Statements of Financial Position.

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$1,477,909	$(1,474,780)	$3,129	$0	$3,129
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$1,477,909	$(1,474,780)	$3,129	$0	$3,129
Offsetting of Financial Liabilities:
Derivatives	$1,368,213	$(1,153,610)	$214,603	$(214,603)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,368,213	$(1,153,610)	$214,603	$(214,603)	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$14,819,236	$(14,624,985)	$194,251	$0	$194,251
Securities purchased under agreements to resell	150,000	0	150,000	(150,000)	0
Total Assets	$14,969,236	$(14,624,985)	$344,251	$(150,000)	$194,251
Offsetting of Financial Liabilities:
Derivatives	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$11,952,846	$(11,936,059)	$16,787	$(16,787)	$0

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

	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$7,379	$12,642	$14,450	$67,543
Total cash flow hedges	7,379	12,642	14,450	67,543
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,749,497)	0	0	0
Currency	1,577	0	0	0
Currency/Interest Rate	12,003	0	(21)	0
Credit	17,186	0	0	0
Equity	(1,464,947)	0	0	0
Embedded Derivatives(1)	9,300,564	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	6,116,886	0	(21)	0
Total	$6,124,265	$12,642	$14,429	$67,543

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,882	$17,871	$(24,519)	$(42,713)
Total cash flow hedges	1,882	17,871	(24,519)	(42,713)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,452,097	0	0	0
Currency	(809)	0	0	0
Currency/Interest Rate	(14,604)	0	(141)	0
Credit	(303)	0	0	0
Equity	(5,289,510)	0	0	0
Embedded Derivatives	(4,410,696)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,263,825)	0	(141)	0
Total	$(5,261,943)	$17,871	$(24,660)	$(42,713)

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(1,257)	$12,104	$(3,793)	$3,520
Total cash flow hedges	(1,257)	12,104	(3,793)	3,520
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,309,573	0	0	0
Currency	(153)	0	0	0
Currency/Interest Rate	11,964	0	15	0
Credit	1,775	0	0	0
Equity	(3,730,006)	0	0	0
Embedded Derivatives	(2,269,455)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(2,676,302)	0	15	0
Total	$(2,677,559)	$12,104	$(3,778)	$3,520

(1)Includes the impact from 2021 Variable Annuities Recapture, see Note 1 for further details.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$(3,849)
Cumulative-effect adjustment from the adoption of ASU 2017-12	42
Amount recorded in AOCI
Currency/Interest Rate	10,574
Total amount recorded in AOCI	10,574
Amount reclassified from AOCI to income
Currency/Interest Rate	(7,054)
Total amount reclassified from AOCI to income	(7,054)
Balance, December 31, 2019	$(287)
Amount recorded in AOCI
Currency/Interest Rate	(47,479)
Total amount recorded in AOCI	(47,479)
Amount reclassified from AOCI to income
Currency/Interest Rate	4,766
Total amount reclassified from AOCI to income	4,766
Balance, December 31, 2020	$(43,000)
Amount recorded in AOCI
Currency/Interest Rate	102,014
Total amount recorded in AOCI	102,014
Amount reclassified from AOCI to income
Currency/Interest Rate	(34,471)
Total amount reclassified from AOCI to income	(34,471)
Balance, December 31, 2021	$24,543

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2021 values, it is estimated that a pre-tax gain of $6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2022.
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
Credit Derivatives
Credit derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $1,746 million and $1,568 million as of December 31, 2021 and December 31, 2020, respectively. These credit derivatives are reported at fair value as an asset of $48 million and $39 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the notional amount of these credit derivatives had the following NAIC rating: $1,671 million in NAIC 3 and $75 million in NAIC 6.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $6 million reported as of December 31, 2021 and 2020, respectively with a fair value of $0 million for both periods.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include short-term investments, certain cash equivalents, equity securities and derivative contracts that trade on an active exchange market.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$726,825	$0	$	$726,825
Obligations of U.S. states and their political subdivisions	0	295,660	0		295,660
Foreign government bonds	0	114,366	0		114,366
U.S. corporate public securities	0	2,459,968	0		2,459,968
U.S. corporate private securities	0	1,555,501	89,071		1,644,572
Foreign corporate public securities	0	794,821	202		795,023
Foreign corporate private securities	0	790,915	100,802		891,717
Asset-backed securities(2)	0	1,038,978	23,380		1,062,358
Commercial mortgage-backed securities	0	673,894	32,426		706,320
Residential mortgage-backed securities	0	54,152	20,005		74,157
Subtotal	0	8,505,080	265,886		8,770,966
Fixed maturities, trading	0	27,237	0		27,237
Equity securities	321,366	0	515		321,881
Short-term investments	518,912	262,960	12,554		794,426
Cash equivalents	371,971	1,359,279	7,776		1,739,026
Other invested assets(3)	926	1,476,983	0	(1,474,780)	3,129
Other assets	0	0	400,441		400,441
Reinsurance recoverables	0	0	1,881,030		1,881,030
Receivables from parent and affiliates	0	0	0		0
Subtotal excluding separate account assets	1,213,175	11,631,539	2,568,202	(1,474,780)	13,938,136
Separate account assets(4)	0	32,266,921	0		32,266,921
Total assets	$1,213,175	$43,898,460	$2,568,202	$(1,474,780)	$46,205,057
Future policy benefits(5)	$0	$0	$4,060,214	$	$4,060,214
Policyholders' account balances	0	0	2,040,532		2,040,532
Payables to parent and affiliates	0	1,366,789	0	(1,152,421)	214,368
Other liabilities	1,424	0	0	(1,189)	235
Total liabilities	$1,424	$1,366,789	$6,100,746	$(1,153,610)	$6,315,349

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$8,887,432	$15,000	$	$8,902,432
Obligations of U.S. states and their political subdivisions	0	277,491	0		277,491
Foreign government bonds	0	177,383	0		177,383
U.S. corporate public securities	0	3,450,407	0		3,450,407
U.S. corporate private securities	0	1,804,855	82,208		1,887,063
Foreign corporate public securities	0	541,644	181		541,825
Foreign corporate private securities	0	1,427,537	66,298		1,493,835
Asset-backed securities(2)	0	974,041	18,542		992,583
Commercial mortgage-backed securities	0	785,942	0		785,942
Residential mortgage-backed securities	0	75,724	0		75,724
Subtotal	0	18,402,456	182,229		18,584,685
Fixed maturities, trading	0	1,109,097	5,045		1,114,142
Equity securities	234,452	39,477	4,153		278,082
Short-term investments	0	143,161	10,000		153,161
Cash equivalents	0	533,133	0		533,133
Other invested assets(3)	39,906	14,779,330	0	(14,624,985)	194,251
Other assets	0	0	53,980		53,980
Reinsurance recoverables	0	62,232	409,013		471,245
Receivables from parent and affiliates	0	56,026	0		56,026
Subtotal excluding separate account assets	274,358	35,124,912	664,420	(14,624,985)	21,438,705
Separate account assets(4)	0	32,205,296	0		32,205,296
Total assets	$274,358	$67,330,208	$664,420	$(14,624,985)	$53,644,001
Future policy benefits(5)	$0	$0	$17,314,004	$	$17,314,004
Policyholders' account balances	0	0	580,184		580,184
Payables to parent and affiliates	0	11,926,536	0	(11,926,536)	0
Other liabilities	26,309	33,416	0	(9,523)	50,202
Total liabilities	$26,309	$11,959,952	$17,894,188	$(11,936,059)	$17,944,390

(1)“Netting” amounts represent cash collateral of $321 million and $2,689 million as of December 31, 2021 and 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2021 and 2020, the fair values of such investments were $9.9 million and $10.6 million, respectively.
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
(5)As of December 31, 2021, the net embedded derivative liability position of $4,060 million includes $62 million of embedded derivatives in an asset position and $4,122 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $17,314 million includes $455 million of embedded derivatives in an asset position and $17,769 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. As of December 31, 2021 and 2020, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.
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
Other assets – Other assets consists primarily of deposit assets related to reinsurance agreements using deposit accounting under U.S. GAAP, which include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. The methods and assumptions used to estimate the fair value are consistent with those described below in “Policyholders' account balances”.
Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts as well as variable indexed annuities. Living benefit guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance recoverables” or “Reinsurance payables” when fair value is in an asset or liability position, respectively, whereas the variable indexed annuities are presented on a net basis. The methods and assumptions used to estimate the fair value are consistent with those described below in “Future policy benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.
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
Notes to Financial Statements—(Continued)

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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs		Minimum		Maximum	Weighted Average		Impact of Increase in Input on Fair Value(1)

	(in thousands)
Assets:
Corporate securities(2)	$163,312	Discounted cash flow	Discount rate		2.34%		10.17%	2.82%		Decrease
		Market Comparables	EBITDA multiples(3)	6.5	X	12.4	X	8.8	X	Increase
		Liquidation	Liquidation value		62.58%		62.58%	62.58%
Other assets	$400,441	Fair values are determined using the same unobservable inputs as policyholders' account balances.
Reinsurance recoverables	$1,881,030	Fair values are determined using the same unobservable inputs as future policy benefits and policyholders' account balances.
Liabilities:
Future policy benefits(5)	$4,060,214	Discounted cash flow	Lapse rate(7)		1%		20%			Decrease
			Spread over LIBOR(8)		0.03%		1.13%			Decrease
			Utilization rate(9)		39%		96%			Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)		0%		15%			Decrease
			Equity volatility curve		16%		25%			Increase
Policyholders' account balances(6)	$2,040,532	Discounted cash flow	Lapse rate(7)		1%		42%			Decrease
			Spread over LIBOR(8)		0.03%		1.13%			Decrease
			Equity volatility curve		6%		31%			Increase

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)

	(in thousands)
Assets:
Corporate securities(2)	$59,960	Discounted cash flow	Discount rate	0.99%	20%	6.53%	Decrease
Other assets(4)	$53,980	Fair values are determined using the same unobservable inputs as policyholders' account balances.
Reinsurance recoverables	$409,013	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(5)	$17,314,004	Discounted cash flow	Lapse rate(7)	1%	20%		Decrease
			Spread over LIBOR(8)	0.06%	1.17%		Decrease
			Utilization rate(9)	39%	96%		Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(6)	$580,184	Discounted cash flow	Lapse rate(7)	1%	40%		Decrease
			Spread over LIBOR(8)	0.06%	1.17%		Decrease
			Equity volatility curve(12)	6%	42%		Increase

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
(4)Prior period amounts have been updated to conform to current period presentation.
(5)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(6)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(7)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(8)The spread over the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(9)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(10)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2021 and 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

(11)The range reflects the mortality rates for the vast majority of business with living benefits, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(12)Prior period amount has been updated.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$15,000	$0	$0	$(15,000)	$0	$0	$0	$0	$0	$0	$0
Corporate Securities(4)	148,687	(3,950)	260,326	(10,700)	0	(54,714)	(157,895)	16,556	(8,235)	190,075	(5,423)
Structured Securities(5)	18,542	587	261,148	0	0	(7,913)	(32,859)	31,006	(194,700)	75,811	932
Other assets:
Fixed maturities, trading	5,045	305	1,750	0	0	0	0	0	(7,100)	0	311
Equity securities	4,153	236	0	0	0	0	(3,874)	0	0	515	719
Short-term investments	10,000	92	35,219	0	0	(31,996)	(1,566)	805	0	12,554	(34)
Cash equivalents	0	(13)	7,914	0	0	0	(125)	0	0	7,776	(13)
Other assets	53,980	(38,496)	14,955	0	0	(12,910)	382,912	0	0	400,441	11,934
Reinsurance recoverables	409,013	(153,028)	17,027	0	244,559	0	1,363,459	0	0	1,881,030	(135,967)
Liabilities:
Future policy benefits	(17,314,004)	13,934,196	0	0	(680,406)	0	0	0	0	(4,060,214)	1,425,362
Policyholders' account balances(6)	(580,184)	(1,074,655)	0	0	(385,693)	0	0	0	0	(2,040,532)	39,203

	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (losses)
	(in thousands)
Fixed maturities, available-for-sale	$(4,530)	$0	$1,156	$11	$(5,796)	$0	$1,305
Other assets:
Fixed maturities, trading	0	311	0	(6)	0	311	0
Equity securities	0	236	0	0	0	719	0
Short-term investments	93	0	0	(1)	(34)	0	0
Cash equivalents	(13)	0	0	0	(13)	0	0
Other assets	(38,496)	0	0	0	11,934	0	0
Reinsurance recoverables	(153,028)	0	0	0	(135,967)	0	0
Liabilities:
Future policy benefits	13,934,196	0	0	0	1,425,362	0	0
Policyholders' account balances	(1,074,655)	0	0	0	39,203	0	0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Government	$10,547	$0	$4,453	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate Securities(4)	104,267	(1,238)	43,130	(8,965)	0	(24,297)	0	36,829	(1,039)	148,687	(7,089)
Structured Securities(5)	18,825	(215)	8,044	0	0	(2,788)	0	312	(5,636)	18,542	(228)
Other assets:
Fixed maturities, trading	4,464	581	0	0	0	0	0	0	0	5,045	602
Equity securities	5,247	306	0	(1,400)	0	0	0	0	0	4,153	1,147
Short-term investments	0	0	10,000	0	0	0	0	0	0	10,000	0
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	8,059	13,972	33,333	0	0	(1,384)	0	0	0	53,980	12,589
Reinsurance recoverables	302,814	89,065	17,134	0	0	0	0	0	0	409,013	96,663
Liabilities:
Future policy benefits	(11,822,998)	(4,339,782)	0	0	(1,151,224)	0	0	0	0	(17,314,004)	(4,710,743)
Policyholders' account balances(6)	(196,892)	(201,526)	0	0	(181,766)	0	0	0	0	(580,184)	(168,060)

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)(7)	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)(7)	Included in other comprehensive income (losses)
	(in thousands)
Fixed maturities, available-for-sale	$(29)	$0	$(1,572)	$148	$(686)	$0	$(6,631)
Other assets:
Fixed maturities, trading	0	602	0	(21)	0	602	0
Equity securities	0	306	0	0	0	1,147	0
Short-term investments	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Other assets	13,972	0	0	0	12,589	0	0
Reinsurance recoverables	89,065	0	0	0	96,663	0	0
Liabilities:
Future policy benefits	(4,339,782)	0	0	0	(4,710,743)	0	0
Policyholders' account balances	(201,526)	0	0	0	(168,060)	0	0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2019.

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)(7)	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)(7)
	(in thousands)
Fixed maturities, available-for-sale	$(3,562)	$0	$2,690	$251	$(3,799)	$0
Other assets:
Fixed maturities, trading	0	(543)	0	(14)	0	(543)
Equity securities	0	471	0	0	0	482
Short-term investments	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0
Other assets	441	0	0	0	441	0
Reinsurance recoverables	70,063	0	0	0	57,652	0
Liabilities:
Future policy benefits	(2,409,958)	0	0	0	(2,710,167)	0
Policyholders' account balances	(32,247)	0	0	0	(22,699)	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investments gains (losses), net related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement.
(2)For current year "Other" represents noncash transfers related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement. Refer to Note 1 for additional information. Prior year includes reclassifications of certain assets and liabilities between reporting categories.
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

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,516,375	$1,516,375	$1,503,602
Policy loans	0	0	11,554	11,554	11,554
Short-term investments	81,000	0	0	81,000	81,000
Cash and cash equivalents	276,859	0	0	276,859	276,859
Accrued investment income	0	61,117	0	61,117	61,117
Reinsurance recoverables	0	0	8,958	8,958	8,153
Receivables from parent and affiliates	0	5,240	0	5,240	5,240
Other assets	0	4,170	2,275,214	2,279,384	2,279,384
Total assets	$357,859	$70,527	$3,812,101	$4,240,487	$4,226,909
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,390,978	$2,390,978	$2,380,766
Short-term debt	0	0	0	0	0
Long-term debt	0	0	0	0	0
Reinsurance Payables	0	0	0	0	0
Payables to parent and affiliates	0	35,581	0	35,581	35,581
Other liabilities	0	104,979	0	104,979	104,979
Separate account liabilities - investment contracts	0	5	0	5	5
Total liabilities	$0	$140,565	$2,390,978	$2,531,543	$2,521,331

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total

	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,836,633	$1,836,633	$1,765,770
Policy loans	0	0	11,806	11,806	11,806
Short-term investments	165,000	0	0	165,000	165,000
Cash and cash equivalents	386,078	150,000	0	536,078	536,078
Accrued investment income	0	121,604	0	121,604	121,604
Reinsurance recoverables	0	0	51,225	51,225	50,484
Receivables from parent and affiliates	0	31,594	0	31,594	31,594
Other assets	0	278,355	394,069	672,424	672,424
Total assets	$551,078	$581,553	$2,293,733	$3,426,364	$3,354,760
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,426,471	$2,426,471	$2,406,100
Short-term debt	0	121,205	0	121,205	119,671
Long-term debt	0	332,451	0	332,451	299,747
Reinsurance payables	0	0	44,446	44,446	44,446
Payables to parent and affiliates	0	47,345	0	47,345	47,345
Other liabilities	0	757,968	0	757,968	757,968
Separate account liabilities - investment contracts	0	30	0	30	30
Total liabilities	$0	$1,258,999	$2,470,917	$3,729,916	$3,675,307

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
Other Assets
Other assets for the current year consists primarily of deposit assets related to the reinsurance agreement with Pruco Life. For the prior year, other assets consisted primarily of deposit assets related to the reinsurance agreement with a third-party reinsurer. Both reinsurance agreements are using deposit accounting under U.S. GAAP. Also included are other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.

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
Other Liabilities and Payables to Parent and Affiliates
Other liabilities primarily consists of unsettled trades, drafts and escrow deposits. For the prior year other liabilities includes the funds withheld liability for assets retained under the reinsurance agreement with a third-party reinsurer that corresponds to the deposit assets above in "Other Assets". Payables to parent and affiliates is primarily related to accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.
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
6.    DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2021	2020	2019
	(in thousands)
Balance, beginning of year	$4,237,780	$4,455,683	$4,447,505
Capitalization of commissions, sales and issue expenses	200,434	339,151	412,627
Amortization-Impact of assumption and experience unlocking and true-ups	3,892	169,731	245,276
Amortization-All other	(383,580)	(573,745)	(518,129)
Change due to unrealized investment gains and losses	347,071	(154,488)	(131,596)
Other(1)(2)	(3,838,406)	1,448	0
Balance, end of year	$567,191	$4,237,780	$4,455,683
(1) 2021 includes the impact of the 2021 Variable Annuities Recapture as well as the ceding of DAC upon the Affiliated Reinsurance Agreement with Pruco Life. See Note 1 and Note 10 for additional information.
(2) 2020 represents the impact of the January 1, 2020 adoption of ASU 2016-13.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

7.    VALUE OF BUSINESS ACQUIRED
The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2021	2020	2019
	(in thousands)
Balance, beginning of year	$27,247	$30,025	$33,222
Amortization-Impact of assumption and experience unlocking and true-ups	4,464	2,006	2,093
Amortization-All other	(6,321)	(5,754)	(6,376)
Interest	1,548	1,551	1,778
Change due to unrealized investment gains and losses	630	(581)	(692)
Balance, end of year	$27,568	$27,247	$30,025
The following table provides estimated future amortization, net of interest, for the periods indicated:

	2022	2023	2024	2025	2026
	(in thousands)
Estimated future VOBA amortization	$4,674	$3,959	$3,348	$2,821	$2,382

8. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2021	2020
	(in thousands)
Life insurance – domestic	$643	$71
Individual annuities and supplementary contracts(1)	431,421	1,223,557
Other contract liabilities(1)	4,072,943	17,337,263
Total future policy benefits	$4,505,007	$18,560,891
(1) 2020 amounts include assumed reinsurance business from Pruco Life.

Future policy benefits for domestic life insurance policies reflect in course of settlement amounts. Individual annuities and supplementary contract liabilities include reserves for life contingent immediate annuities and guaranteed minimum death benefits. Other contract liabilities include liabilities for variable annuity living benefit guarantees and certain other reserves for annuities and individual life products.
Future policy benefits for individual annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 1.0% to 8.3%; less than 1% of the reserves based on an interest rate in excess of 8%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The interest rates used in the determination of the present values range from 0.6% to 2.9%. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 9 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.
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

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2021	2020
	(in thousands)
Interest-sensitive life contracts	$13,810	$13,842
Individual annuities(1)	11,364,418	8,760,543
Guaranteed interest accounts	371,423	407,074
Total policyholders’ account balances	$11,749,651	$9,181,459
(1) 2020 amounts include assumed reinsurance business from Pruco Life.

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. See Note 5 for additional information on the fair value of these embedded derivative instruments. Interest crediting rates for interest-sensitive life contracts range from 3.5% to 6.0%. Interest crediting rates for individual annuities range from 0.0% to 6.5%. Interest crediting rates for guaranteed interest accounts range from 0.0% to 5.8%.
9.    CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

The Company issued variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals ("return of net deposits"). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return ('minimum return"), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred and fixed index annuity contracts that have a guaranteed credited rate, annuity benefit and withdrawal benefit. The Company also issues indexed variable annuity contracts for which the return, when the account value is allocated to the index strategies, is tied to the return of specific indices subject to applicable contractual minimums and maximums and also varying levels of downside protection. The contract also guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed variable annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.
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
The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2021 and 2020, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2021		December 31, 2020
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death(2)	At Annuitization/ Accumulation(1)(2)

Annuity Contracts	(in thousands)
Return of net deposits
Account value	$27,658,399	N/A	$122,530,558	N/A
Net amount at risk	$166,873	N/A	$203,506	N/A
Average attained age of contractholders	71 years	N/A	69 years	N/A
Minimum return or contract value
Account value	$5,276,732	27,948,768	$23,359,093	$131,888,370
Net amount at risk	$661,909	1,553,595	$2,020,533	$3,702,796
Average attained age of contractholders	72 years	72 years	71 years	70 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)Includes income and withdrawal benefits.
(2)Amounts include assumed reinsurance business.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2021	December 31, 2020(1)

	(in thousands)
Equity funds	$20,796,440	$83,132,748
Bond funds	9,651,046	55,850,849
Money market funds	1,330,490	2,417,037
Total	$31,777,976	$141,400,634
(1)Amounts include assumed reinsurance business.

In addition to the amounts invested in separate account investment options above, $1.2 billion at December 31, 2021 and $4.5 billion at December 31, 2020 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2021, 2020 and 2019, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
Variable Annuity	(in thousands)
Balance at December 31, 2018	$638,403	$8,332,474	$22,060	$8,992,937
Incurred guarantee benefits(1)(2)	68,142	3,490,524	3,539	3,562,205
Paid guarantee benefits(2)	(51,418)	0	(3,477)	(54,895)
Change in unrealized investment gains and losses(2)	26,377	0	274	26,651
Balance at December 31, 2019	681,504	11,822,998	22,396	12,526,898
Incurred guarantee benefits(1)(2)	139,032	5,491,006	7,075	5,637,113
Paid guarantee benefits(2)	(68,693)	0	(4,445)	(73,138)
Change in unrealized investment gains and losses(2)	36,612	0	374	36,986
Balance at December 31, 2020	788,455	17,314,004	25,400	18,127,859
Incurred guarantee benefits(1)(2)	(4,690)	(4,923,835)	(4,330)	(4,932,855)
Paid guarantee benefits(2)	(42,808)	0	0	(42,808)
Change in unrealized investment gains and losses(2)	(37,925)	0	(357)	(38,282)
Other(3)	(486,734)	(8,329,954)	(15,840)	(8,832,528)
Balance at December 31, 2021	$216,298	$4,060,215	$4,873	$4,281,386

(1)Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)Amounts include assumed reinsurance business.
(3)Amounts represent the 2021 Variable Annuities Recapture. See Note 1 for additional information.

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

Sales Inducements
(in thousands)
Balance at December 31, 2018	$889,598
Capitalization	797
Amortization - Impact of assumption and experience unlocking and true-ups	100,222
Amortization - All other	(146,620)
Change in unrealized investment gains and losses	(31,273)
Balance at December 31, 2019	812,724
Capitalization	1,084
Amortization - Impact of assumption and experience unlocking and true-ups	103,057
Amortization - All other	(150,083)
Change in unrealized investment gains and losses	(52,184)
Balance at December 31, 2020	714,598
Capitalization	875
Amortization - Impact of assumption and experience unlocking and true-ups	14,777
Amortization - All other	(111,312)
Change in unrealized investment gains and losses	64,423
Other(1)	(388,264)
Balance at December 31, 2021	$295,097
(1) Represents the impact of the 2021 Variable Annuities recapture.

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
Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable indexed annuities. The reinsurance of the variable indexed annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to Pruco Life. As a result of the agreement, Reinsurance payables includes the assumed modified coinsurance arrangement, which reflects the value of the invested assets retained by the Company and the associated asset returns.
Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life. See Note 1 for the additional information.
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
Reinsurance amounts included in the Company's Statements of Financial Position as of December 31, were as follows:

	2021	2020
	(in thousands)
Reinsurance recoverables	$8,108,267	$694,040
Deferred policy acquisition costs	(530,095)	3,414,620
Deferred sales inducements	(26,080)	374,631
Value of business acquired	(2,047)	(2,124)
Other assets	53,622	61,471
Policyholders’ account balances	0	3,273,863
Future policy benefits	0	12,610,942
Reinsurance payables(1)	7,182,652	178,860
Other liabilities	824,387	262,462

(1)Includes $0.0 million and $2.3 million of unaffiliated activity at December 31, 2021 and December 31, 2020, respectively.

The reinsurance recoverables by counterparty are broken out below:

	December 31, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$371,851	$494,611
Pruco Life	7,736,416	198,547
Unaffiliated	0	882
Total reinsurance recoverables	$8,108,267	$694,040

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2021	2020	2019
	(in thousands)
Premiums:
Direct	$23,582	$26,272	$29,022
Assumed	16,093	37,806	31,570
Ceded	(3,102)	(3,493)	(1,042)
Net premiums	36,573	60,585	59,550
Policy charges and fee income:
Direct	438,869	409,331	477,478
Assumed	819,191	1,564,776	1,638,023
Ceded(1)	(26,244)	(30,508)	(34,455)
Net policy charges and fee income	1,231,816	1,943,599	2,081,046
Asset management and service fees(2):
Direct	97,984	90,658	97,887
Assumed	165,177	308,272	306,892
Ceded	(8,411)	(8,003)	(8,346)
Net asset management and service fees	254,750	390,927	396,433
Realized investment gains (losses), net:
Direct	(4,688,812)	(2,208,057)	(1,137,422)
Assumed	12,350,170	(3,131,107)	(1,584,764)
Ceded	(172,551)	78,224	40,866
Realized investment gains (losses), net	7,488,807	(5,260,940)	(2,681,320)
Policyholders' benefits (including change in reserves):
Direct	49,377	72,467	58,308
Assumed	(253,812)	156,320	89,284
Ceded(3)	(15,548)	(6,175)	(3,667)
Net policyholders' benefits (including change in reserves)	(219,983)	222,612	143,925
Interest credited to policyholders’ account balances:
Direct	175,053	85,454	82,444
Assumed	476,408	97,373	84,182
Ceded	(11,829)	(2,667)	(5,417)
Net interest credited to policyholders’ account balances	639,632	180,160	161,209
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	1,694,472	1,036,119	988,951

(1)Includes $(0.4) million, $(2.6) million and $(1.0) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Prior period amounts updated to conform to current period presentation.
(3)Includes $(13.8) million, $0.1 million and $(0.1) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

11.    INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Current tax expense (benefit):
U.S. federal	$241,355	$91,707	$14,381
State and local	2,588	0	0
Total	243,943	91,707	14,381
Deferred tax expense (benefit):
U.S. federal	1,050,062	(957,427)	(305,482)
Total	1,050,062	(957,427)	(305,482)
Income tax expense (benefit)	1,294,005	(865,720)	(291,101)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(362,398)	293,588	200,447
Total income tax expense (benefit)	$931,607	$(572,132)	$(90,654)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expected federal income tax expense (benefit)	$1,314,467	$(847,347)	$(268,890)
Non-taxable investment income	(11,542)	(10,942)	(12,019)
Tax credits	(9,803)	(7,908)	(11,708)
Other	883	477	1,516
Reported income tax expense (benefit)	$1,294,005	$(865,720)	$(291,101)
Effective tax rate	20.7%	21.5%	22.7%

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income (loss) from operations before income taxes”. The Company’s effective tax rate for fiscal years 2021, 2020 and 2019 was 20.7%, 21.5% and 22.7%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2021, 2020 and 2019, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $11 million of the total $12 million of 2021 non-taxable investment income, $10 million of the total $11 million of 2020 non-taxable investment income, and $11 million of the total $12 million of 2019 non-taxable investment income. The DRD for the current period was estimated using information from 2020, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Insurance reserves	$241,627	$2,648,343
Investments	830,326	425,467
Other	563	539
Deferred tax assets	1,072,516	3,074,349
Deferred tax liabilities:
VOBA and deferred policy acquisition cost	109,877	879,072
Deferred sales inducements	61,970	150,065
Net unrealized gain on securities	55,683	506,543
Deferred tax liabilities	227,530	1,535,680
Net deferred tax asset (liability)	$844,986	$1,538,669

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
The Company had no valuation allowance as of December 31, 2021 and 2020. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s Income (loss) from operations before income taxes includes income (loss) from domestic operations of $6,259 million, $(4,035) million, and $(1,280) million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2021, 2020, and 2019. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The company did not recognize tax related interest and penalties.
At December 31, 2021, the Company remains subject to examination in the U.S. for tax years 2014 through 2021.
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
Notes to Financial Statements—(Continued)

12.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. Net unrealized investment gains (losses) are described in further detail in Note 2. The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance, December 31, 2018	$(1,078)	$(323,295)	$(324,373)
Change in OCI before reclassifications	182	956,373	956,555
Amounts reclassified from AOCI	0	(3,123)	(3,123)
Income tax benefit (expense)	(38)	(200,409)	(200,447)
Balance, December 31, 2019	(934)	429,546	428,612
Change in OCI before reclassifications	286	1,389,181	1,389,467
Amounts reclassified from AOCI	0	8,568	8,568
Income tax benefit (expense)	(60)	(293,528)	(293,588)
Balance, December 31, 2020	(708)	1,533,767	1,533,059
Change in OCI before reclassifications	(596)	(388,886)	(389,482)
Amounts reclassified from AOCI	0	(1,336,219)	(1,336,219)
Income tax benefit (expense)	125	362,273	362,398
Balance, December 31, 2021	$(1,179)	$170,935	$169,756
(1)Includes cash flow hedges of $25 million, $(43) million and $0 million as of December 31, 2021, 2020, and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$34,471	$(4,766)	$7,054
Net unrealized investment gains (losses) on available-for-sale securities	1,301,748	(3,802)	(3,931)
Total net unrealized investment gains (losses)(4)	1,336,219	(8,568)	3,123
Total reclassifications for the period	$1,336,219	$(8,568)	$3,123

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an OTTI had been previously recognized, an allowance for credit losses has been recorded, and all other net unrealized investment gains (losses), are as follows:

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded (1)	Net Unrealized Gains (Losses) on All Other Investments(3)	DAC and Other Costs(4)	Future Policy Benefits and Other Liabilities(5)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(3,334)	$0	$(413,575)	$7,386	$1,045	$85,183	$(323,295)
Net investment gains (losses) on investments arising during the period	17,795	0	1,139,167	0	0	(243,237)	913,725
Reclassification adjustment for (gains) losses included in net income	(100)	0	(3,023)	0	0	657	(2,466)
Reclassification adjustment for OTTI losses excluded from net income(2)	(52)	0	52	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	(163,561)	(37,028)	42,171	(158,418)
Balance, December 31, 2019	14,309	0	722,621	(156,175)	(35,983)	(115,226)	429,546
Reclassification due to implementation of ASU 2016-13 (6)	(14,309)	0	14,309	0	0	0	0
Net investment gains (losses) on investments arising during the period	0	59	1,623,552	0	0	(341,050)	1,282,561
Reclassification adjustment for (gains) losses included in net income	0	3	8,565	0	0	(1,800)	6,768
Reclassification due to allowance for credit losses recorded during the period	0	(60)	60	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	(207,254)	(27,176)	49,322	(185,108)
Balance, December 31, 2020	0	2	2,369,107	(363,429)	(63,159)	(408,754)	1,533,767
Net investment gains (losses) on investments arising during the period	0	2,017	(794,548)	0	0	166,868	(625,663)
Reclassification adjustment for (gains) losses included in net income	0	(2,141)	(1,334,078)	0	0	280,177	(1,056,042)
Reclassification due to allowance for credit losses recorded during the period	0	125	(125)	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	347,705	55,940	(84,772)	318,873
Balance, December 31, 2021	$0	$3	$240,356	$(15,724)	$(7,219)	$(46,481)	$170,935

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
Statutory net income (loss) of the Company amounted to $2,045 million, $(768) million and $(2,052) million for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory surplus of the Company amounted to $1,019 million and $6,131 million at December 31, 2021 and 2020, respectively. Prior year amounts have been updated to conform to finalized statutory filings where applicable.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus, as of December 31 of the preceding year, or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, together with other dividends or distributions made within the preceding twelve months, the Company is not permitted to pay a dividend in 2022 without prior notification.
In March, June, August, and December 2021, the Company paid an extra-ordinary dividend of $192 million, $188 million, $1,120 million and $373 million, respectively, to its parent, PAI. In August and December 2021, the Company paid an extra-ordinary dividend of $2,694 million and $77 million, respectively, to its parent, PAI, which was recorded as a return of capital. In March, June, September, and December 2020, the Company paid an extra-ordinary dividend of $207 million, $173 million, $192 million and $188 million, respectively to PAI, which was recorded as a return of capital. In March, June, September, and December 2019, the Company paid an extra-ordinary dividend of $245 million, $247 million, $245 million and $241 million respectively to PAI, which was recorded as a return of capital.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.4 million, $0.1 million and $0.1 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. The expense charged to the Company for the deferred compensation program was $1.5 million, $0.7 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $7.2 million, $3 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $2.9 million, $2 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $2.7 million, $1.3 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company pays commissions and certain other fees to PAD in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $467 million, $211 million and $97 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $35 million, $20 million and $25 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $23 million, $23 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $0 million and $534 million as of December 31, 2021 and 2020, respectively. "Net investment income" related to these ventures includes gains of $18 million, $17 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Affiliated Asset Management and Service Fees
The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $96 million, $89 million and $96 million for the years ended December 31, 2021, 2020 and 2019, respectively. These revenues are recorded as “Asset management and service fees” in the Statements of Operations and Comprehensive Income.
Affiliated Notes Receivable
Affiliated notes receivable included in "Receivables from parent and affiliates" at December 31, were as follows:

	Maturity Dates			Interest Rates			2021	2020
							(in thousands)
U.S. dollar fixed rate notes	2026	-	2027	2.62%	-	14.85%	$0	$56,025
Total long-term notes receivable - affiliated(1)							$0	$56,025
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
There was no accrued interest receivable related to these loans as of December 31, 2021 and 2020, respectively. Revenues related to these loans were $0.9 million, $1.5 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in “Other income.”

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Affiliated Commercial Mortgage Loan
The affiliated commercial mortgage loan included in "Commercial mortgage and other loans" at December 31, was as follows:

	Maturity Date	Interest Rate	2021	2020
			(in thousands)
Affiliated Commercial Mortgage Loan	2025	4.65%	$0	$74,005

The commercial mortgage loan shown above is carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of an allowance for losses. The Company reviews the performance and credit quality of the commercial mortgage on an on-going basis. Effective July 2021, the Company transferred this affiliated commercial mortgage loan to Pruco Life as part of the 2021 Variable Annuities Recapture. See Note 1 for additional information.
Accrued interest receivable related to the loan was $0 million and $0.3 million as of December 31, 2021 and 2020, respectively, and is included in “Accrued investment income.” Revenues were $1.7 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively and is included in “Net investment income.”

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in-capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2021 and 2020, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)
				(in thousands)
Prudential International Insurance Service Company	March 2020	Purchase	Fixed Maturities	$107,014	$107,014	$0	$0
Prudential Insurance	March 2020	Purchase	Fixed Maturities	$258,885	$258,885	$0	$0
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$91,131	$91,131	$0	$0
Prudential Insurance	June 2020	Sale	Fixed Maturities	$65,646	$57,699	$0	$7,947
Gibraltar Life Insurance Company	June 2020	Purchase	Fixed Maturities	$222,091	$222,091	$0	$0
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$200,873	$200,873	$0	$0
Prudential Insurance	April 2021	Purchase	Commercial Mortgages	$176,904	$176,904	$0	$0
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	$14,662	$14,662	$0	$0
Prudential Insurance	June 2021	Sale	Equities	$3,050	$3,013	$0	$37
Pruco Life	June 2021	Sale	Equities	$40,284	$38,026	$0	$2,258
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	$12,350	$12,350	$0	$0
Passaic Fund LLC	July 2021	Transfer Out	Other Invested Assets	$195,776	$195,926	$0	$(150)
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$2,104	$2,104	$0	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$11,788	$10,844	$0	$944
Prudential Retirement Insurance and Annuity Company	September 2021	Sale	Fixed Maturities	$26,086	$24,349	$0	$1,737
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Fixed Maturities	$35,311	$35,311	$0	$0
Prudential Insurance	September 2021	Purchase	Derivatives	$71	$71	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Derivatives	$(991)	$(991)	$0	$0
Prudential Financial	October 2021	Sale	Equities	$10,000	$10,000	$0	$0
Pruco Life	November 2021	Sale	Derivatives	$1,112	$0	$0	$1,112
Prudential Arizona Reinsurance	November 2021	Purchase	Fixed Maturities	$55,304	$55,304	$0	$0
Pruco Life	December 2021	Transfer Out	Fixed Maturities	$2,037,619	$1,934,118	$0	$103,501
Pruco Life	December 2021	Sale	Fixed Maturities	$57,087	$56,977	$0	$110
Prudential Financial	December 2021	Dividend	Fixed Maturities	$166,676	$166,676	$0	$0
Prudential Financial	December 2021	Sale	Fixed Maturities	$144,465	$138,020	$0	$6,445
Prudential Financial	December 2021	Purchase	Commercial Mortgage Loan	$184,525	$184,525	$0	$0
Pruco Life	December 2021	Transfer Out	Commercial Mortgage Loan	$538,152	$517,309	$0	$20,843
Pruco Life	December 2021	Sale	Derivatives	$8,455	$2,345	$0	$6,110

Prudential Annuities Life Assurance Corporation
Notes to Financial Statements—(Continued)

Debt Agreements
The Company is authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short and long-term debt to affiliates:

Affiliate	Date Issued	Amount of Notes - December 31, 2021	Amount of Notes - December 31, 2020	Interest Rate	Date of Maturity
		(in thousands)
Prudential Insurance	4/20/2016	$0	$93,671	3.47%	6/20/2021
Prudential Insurance	4/20/2016	0	93,671	4.39%	12/15/2023
Prudential Insurance	4/20/2016	0	28,102	4.39%	12/15/2023
Prudential Insurance	4/20/2016	0	37,468	3.95%	6/20/2024
Prudential Insurance	4/20/2016	0	93,671	3.95%	6/20/2024
Prudential Insurance	4/20/2016	0	46,835	3.95%	6/20/2024
Prudential Insurance	6/28/2016	0	26,000	2.59%	6/28/2021
Total loans payable to affiliates		$0	$419,418
Effective August 2021, $300 million in long-term debt was transferred from the Company to Pruco Life based on the market value of the loans plus accrued interest which totaled $326 million. The Company recognized a loss of $24 million on the transfer. The $300 million debt was legally extinguished.
The total interest expense to the Company related to loans and other payables to affiliates was $9 million, $53 million and $107 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Contributed Capital and Dividends
Through December 31, 2021, 2020 and 2019, the Company did not receive any capital contributions.
In March 2022, the Company had a return of capital in the amount of $306 million to PAI. In July of 2021, in connection with the 2021 Variable Annuities Recapture, there was a $3,813 million return of capital to PAI. In March, June, September and December of 2020, there was a $207 million, $173 million, $192 million and $188 million return of capital, respectively, to PAI. In March, June, September and December of 2019, there was a $245 million, $247 million, $245 million and $241 million return of capital, respectively, to PAI.
In March, June and December of 2021, the Company paid a dividend of $192 million, $188 million and $451 million, respectively, to PAI. In 2020, the Company did not pay any dividends to PAI.
Reinsurance with Affiliates
As discussed in Note 10, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2021 and 2020, the outstanding balances on these commitments were $21 million and $48 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both December 31, 2021, and 2020, which is a change of $0.0 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2021 and 2020, $96 million and $305 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2021 and 2020.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Regulatory
Variable Products
The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.
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
Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2021 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	48
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2021	130
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

23.1 Consent of PricewaterhouseCoopers LLP.
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
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Prudential Annuities Life Assurance Corporation
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2021
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$654,389	$726,825	$726,825
Obligations of U.S. states and their political subdivisions	280,875	295,660	295,660
Foreign governments	106,240	114,366	114,366
Asset-backed securities	1,057,995	1,062,358	1,062,358
Commercial mortgage-backed securities	692,232	706,320	706,320
Residential mortgage-backed securities	71,629	74,157	74,157
Public utilities	527,416	550,885	550,885
All other corporate bonds	5,139,057	5,211,910	5,211,910
Redeemable preferred stock	26,403	28,485	28,485
Total fixed maturities, available-for-sale	$8,556,236	$8,770,966	$8,770,966
Equity securities:
Common stocks:
Other common stocks	$225,363	$220,381	$220,381
Mutual funds	97,926	101,500	101,500
Perpetual preferred stocks	0	0	0
Total equity securities, at fair value	$323,289	$321,881	$321,881
Fixed maturities, trading	$27,641	$27,237	$27,237
Commercial mortgage and other loans	1,503,602		1,503,602
Policy loans	11,554		11,554
Short-term investments	875,426		875,426
Other invested assets	94,079		94,079
Total investments	$11,391,827		$11,604,745

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Shelton, and State of Connecticut on the 14th day of March 2022.

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION (Registrant)
By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2022.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Robert E. Boyle	Chief Financial Officer and Director
Robert E. Boyle

* Caroline A. Feeney	Director
Caroline A. Feeney

* Nandini Mongia	Director
Nandini Mongia

* Candace J. Woods	Director
Candace J. Woods

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)