Form 10-Q
period 2022-03-31
PRUDENTIAL ANNUITIES LIFE ASSURANCE CORP/CT
filed 2022-05-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
One Corporate Drive
Shelton, CT 06484
(615) 981-8801
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

As of May 12, 2022, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Annuities Life Assurance Corporation. There can be no assurance that future developments affecting Prudential Annuities Life Assurance Corporation will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) operational risks during the integration process following a change in ownership. Prudential Annuities Life Assurance Corporation does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of certain risks relating to our business and investment in our securities.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Financial Position
March 31, 2022 and December 31, 2021 (in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2022-$1,438; 2021-$1,086) (amortized cost: 2022-$8,888,296; 2021-$8,556,236)	$8,522,040	$8,770,966
Fixed maturities, trading, at fair value (amortized cost: 2022-$27,486; 2021-$27,641)	26,302	27,237
Equity securities, at fair value (cost: 2022-$225,363; 2021-$323,289)	201,231	321,881
Commercial mortgage and other loans (net of $4,072 and $4,657 allowance for credit losses at March 31, 2022 and December 31, 2021, respectively)	1,476,226	1,503,602
Policy loans	11,352	11,554
Short-term investments	173,621	875,426
Other invested assets (includes $380,895 and $13,077 of assets measured at fair value at March 31, 2022 and December 31, 2021, respectively)	464,773	94,079
Total investments	10,875,545	11,604,745
Cash and cash equivalents	1,577,811	2,015,885
Deferred policy acquisition costs	469,381	567,191
Accrued investment income	60,283	61,117
Reinsurance recoverables	8,128,490	8,108,267
Income taxes	884,177	908,694
Value of business acquired	24,957	27,568
Deferred sales inducements	244,181	295,097
Receivables from parent and affiliates	25,948	5,240
Other assets	2,677,924	2,717,405
Separate account assets	29,426,455	32,266,921
TOTAL ASSETS	$54,395,152	$58,578,130
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$3,844,329	$4,505,007
Policyholders’ account balances	11,663,141	11,749,651
Payables to parent and affiliates	19,665	249,949
Cash collateral for loaned securities	205,301	0
Reinsurance payables	6,999,679	7,182,652
Other liabilities	947,539	942,223
Separate account liabilities	29,426,455	32,266,921
Total liabilities	53,106,109	56,896,403
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	2,500	2,500
Additional paid-in capital	286,436	592,208
Retained earnings	1,273,189	917,263
Accumulated other comprehensive income (loss)	(273,082)	169,756
Total equity	1,289,043	1,681,727
TOTAL LIABILITIES AND EQUITY	$54,395,152	$58,578,130

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021
REVENUES
Premiums	$7,551	$15,762
Policy charges and fee income	96,844	507,583
Net investment income	99,058	139,259
Asset management and service fees	20,341	103,521
Other income (loss)	(19,401)	(773,292)
Realized investment gains (losses), net	480,925	3,129,136
TOTAL REVENUES	685,318	3,121,969
BENEFITS AND EXPENSES
Policyholders’ benefits	26,254	29,628
Interest credited to policyholders’ account balances	84,643	147,910
Amortization of deferred policy acquisition costs	103,953	342,576
Commission expense	34,942	165,315
General, administrative and other expenses	3,025	52,776
TOTAL BENEFITS AND EXPENSES	252,817	738,205
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	432,501	2,383,764
Income tax expense (benefit)	76,575	493,951
NET INCOME (LOSS)	$355,926	$1,889,813
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	25	49
Net unrealized investment gains (losses)	(560,580)	(1,788,524)
Total	(560,555)	(1,788,475)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(117,717)	(375,580)
Other comprehensive income (loss), net of taxes	(442,838)	(1,412,895)
Comprehensive income (loss)	$(86,912)	$476,918

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,500	$592,208	$917,263	$169,756	$1,681,727
Return of capital		(305,772)			(305,772)
Dividend to parent			0		0
Comprehensive income (loss):
Net income (loss)			355,926		355,926
Other comprehensive income (loss), net of tax				(442,838)	(442,838)
Total comprehensive income (loss)					(86,912)
Balance, March 31, 2022	$2,500	$286,436	$1,273,189	$(273,082)	$1,289,043

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,500	$4,382,936	$(3,217,350)	$1,533,059	$2,701,145
Return of capital		0			0
Dividend to parent			(192,000)		(192,000)
Comprehensive income (loss):
Net income (loss)			1,889,813		1,889,813
Other comprehensive income (loss), net of tax				(1,412,895)	(1,412,895)
Total comprehensive income (loss)					476,918
Balance, March 31, 2021	$2,500	$4,382,936	$(1,519,537)	$120,164	$2,986,063

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$355,926	$1,889,813
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(364)	(331)
Realized investment (gains) losses, net	(480,925)	(3,129,136)
Depreciation and amortization	3,133	5,669
Interest credited to policyholders’ account balances	84,643	147,910
Change in:
Future policy benefits	59,955	289,900
Accrued investment income	834	22,085
Net receivables from/payables to parent and affiliates	(36,614)	(10,134)
Deferred sales inducements	0	(965)
Deferred policy acquisition costs	103,680	243,468
Income taxes	142,234	493,813
Reinsurance recoverables, net	(39,463)	(12,290)
Derivatives, net	(1,079,124)	(4,325,229)
Other, net	(2,760)	753,618
Cash flows from (used in) operating activities	(888,845)	(3,631,809)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	422,196	7,898,232
Fixed maturities, trading	155	2,015,501
Equity securities	94,976	1,333
Commercial mortgage and other loans	38,551	20,850
Policy loans	391	292
Other invested assets	926	5,058
Short-term investments	795,323	307,947
Payments for the purchase/origination of:
Fixed maturities, available for sale	(751,235)	(1,847,341)
Fixed maturities, trading	0	(5,201,320)
Equity securities	(314)	(5,730)
Commercial mortgage and other loans	(13,479)	(56,582)
Policy loans	(69)	(30)
Other invested assets	(105)	(4,799)
Short-term investments	(93,616)	(3,194)
Derivatives, net	3,016	(34,308)
Other, net	(61)	0
Cash flows from (used in) investing activities	496,655	3,095,909
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account deposits	774,569	2,503,057
Ceded policyholders' account deposits	(5,830)	(3,536)
Policyholders' account withdrawals	(733,522)	(1,029,911)
Ceded policyholders' account withdrawals	26,793	4,072
Cash collateral for loaned securities	205,301	0
Drafts outstanding	(7,423)	(3,171)
Distribution to parent	(305,772)	(192,000)
Other, net	0	(2,338)
Cash flows from (used in) financing activities	(45,884)	1,276,173
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(438,074)	740,273
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,015,885	1,069,211
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,577,811	$1,809,484
Significant Non-Cash Transactions
There were no significant non-cash transactions for the three months ended March 31, 2022 and 2021.

See Notes to Unaudited Interim Financial Statements

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Prior to April 1, 2022, Prudential Annuities Life Assurance Corporation (the “Company” or “PALAC”), with its principal offices in Shelton, Connecticut, was a wholly-owned subsidiary of Prudential Annuities, Inc. (“PAI”), which in turn is an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), a New Jersey corporation. On April 1, 2022, PAI completed the sale of its equity interest in PALAC to Fortitude Group Holdings, LLC (“FGH”) and subsequently is no longer an affiliate of Prudential Financial or any of its affiliates. See “Sale of PALAC” for further information.

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

2021 Variable Annuities Recapture

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The recapture does not impact PLNJ, which will continue to reinsure its new and in force business to Prudential Insurance. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders are being managed within Pruco Life after the recapture. This transaction is referred to as the "2021 Variable Annuities Recapture". See Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

Reinsurance Agreement with Pruco Life

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.) and ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Sale of PALAC

On April 1, 2022, PAI completed the sale of its equity interest in PALAC to FGH. Following the sale, the Company is currently evaluating its accounting policies. Accordingly, the accounting policies and pronouncements described in Note 2, as well as certain accounting policies described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, may be updated following the evaluation of its accounting policies.

Out of Period Adjustment

During the first quarter of 2022, the Company recorded an out of period adjustment which decreased “Realized investment gains (losses), net” by $48 million, resulting in a net decrease of $48 million to “Income (loss) from operations before income taxes” for the three months ended March 31, 2022. This adjustment relates to certain portions of reinsurance activity that had been incorrectly recorded during the fourth quarter of 2021. Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company also expects the standard to have a significant financial statement impact and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.

Outlined below are four key areas of change, although there are other less significant changes not noted below.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt the guidance using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected)or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits using the modified retrospective transition method. There will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt the guidance using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company will adopt the guidance using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Other ASU issued but not yet adopted as of March 31, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.
January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.
The Company does not expect the adoption of the ASU to have a significant impact on the Financial Statements and Notes to the Financial Statements.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$890,970	$879	$11,532	$0	$880,317
Obligations of U.S. states and their political subdivisions	260,080	2,389	5,863	0	256,606
Foreign government bonds	96,605	4,093	2,197	0	98,501
U.S. public corporate securities	2,456,029	30,784	110,327	0	2,376,486
U.S. private corporate securities	1,618,621	1,287	100,472	1,438	1,517,998
Foreign public corporate securities	861,488	2,448	51,253	0	812,683
Foreign private corporate securities	899,035	596	92,090	0	807,541
Asset-backed securities(1)	1,028,440	2,264	8,025	0	1,022,679
Commercial mortgage-backed securities	719,001	2,823	31,113	0	690,711
Residential mortgage-backed securities(2)	58,027	1,014	523	0	58,518
Total fixed maturities, available-for-sale	$8,888,296	$48,577	$413,395	$1,438	$8,522,040

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education, equipment leases, home equity loans and other asset types.
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

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education, equipment leases, home equity loans and other asset types.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$679,495	$11,532	$0	$0	$679,495	$11,532
Obligations of U.S. states and their political subdivisions	172,605	5,863	0	0	172,605	5,863
Foreign government bonds	19,396	432	17,609	1,765	37,005	2,197
U.S. public corporate securities	1,410,269	88,098	155,244	22,229	1,565,513	110,327
U.S. private corporate securities	1,422,116	98,951	12,440	1,521	1,434,556	100,472
Foreign public corporate securities	638,720	44,732	62,333	6,521	701,053	51,253
Foreign private corporate securities	758,009	88,922	25,716	3,168	783,725	92,090
Asset-backed securities	915,803	8,025	0	0	915,803	8,025
Commercial mortgage-backed securities	349,679	9,186	174,036	21,927	523,715	31,113
Residential mortgage-backed securities	19,863	518	68	5	19,931	523
Total fixed maturities, available-for-sale	$6,385,955	$356,259	$447,446	$57,136	$6,833,401	$413,395

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$73,611	$1,182	$0	$0	$73,611	$1,182
Obligations of U.S. states and their political subdivisions	4,939	15	0	0	4,939	15
Foreign government bonds	12,504	626	7,193	96	19,697	722
U.S. public corporate securities	695,982	11,466	152,722	6,277	848,704	17,743
U.S. private corporate securities	854,602	13,858	0	0	854,602	13,858
Foreign public corporate securities	521,995	7,777	49,812	1,349	571,807	9,126
Foreign private corporate securities	689,156	33,706	0	0	689,156	33,706
Asset-backed securities	498,944	757	0	0	498,944	757
Commercial mortgage-backed securities	156,808	4,597	75,483	3,464	232,291	8,061
Residential mortgage-backed securities	6,163	72	72	3	6,235	75
Total fixed maturities, available-for-sale	$3,514,704	$74,056	$285,282	$11,189	$3,799,986	$85,245

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
As of March 31, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $371.2 million and $72.9 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $42.2 million and $12.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2022, the $57.1 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, capital goods and finance sectors. As of December 31, 2021, the $11.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, capital goods and finance sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$258,777	$260,320
Due after one year through five years	2,205,247	2,119,503
Due after five years through ten years	2,290,333	2,123,564
Due after ten years	2,328,471	2,246,745
Asset-backed securities	1,028,440	1,022,679
Commercial mortgage-backed securities	719,001	690,711
Residential mortgage-backed securities	58,027	58,518
Total fixed maturities, available-for-sale	$8,888,296	$8,522,040

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$293,825	$7,557,132
Proceeds from maturities/prepayments	108,027	138,524
Gross investment gains from sales and maturities	443	1,136,902
Gross investment losses from sales and maturities	(20,680)	(55,349)
(Addition to) release of allowance for credit losses	(352)	(49)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $20.3 million and $202.6 million for the three months ended March 31, 2022 and 2021, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,086	$0	$0	$0	$1,086
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	0	0
Reductions for securities sold during the period	0	0	0	0	0	0	0
Addition (reductions) on securities with previous allowance	0	0	352	0	0	0	352
Balance, end of period	$0	$0	$1,438	$0	$0	$0	$1,438

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$686	$0	$0	$0	$686
Additions to allowance for credit losses not previously recorded	0	0	432	0	0	0	432
Reductions for securities sold during the period	0	0	(6)	0	0	0	(6)
Addition (reductions) on securities with previous allowance	0	0	(377)	0	0	0	(377)
Balance, end of period	$0	$0	$735	$0	$0	$0	$735

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s methodology for developing our allowance for credit losses.

For the three months ended March 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in private corporate securities within the utility sector.

For the three months ended March 31, 2021, the increase in the allowance for credit losses on fixed maturity securities was primarily related to private corporate securities within the energy and utility sectors, partially offset by a decrease in the allowance within the capital goods sector.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2022 and December 31, 2021.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(0.8) million and $(552.3) million during the three months ended March 31, 2022 and 2021, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(22.3) million and $(15.7) million during the three months ended March 31, 2022 and 2021, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$360,825	24.4%	$384,878	25.5%
Hospitality	17,006	1.1	17,247	1.1
Industrial	622,119	42.0	624,033	41.5
Office	195,116	13.2	196,221	13.0
Other	134,150	9.1	134,181	8.9
Retail	101,201	6.8	101,399	6.7
Total commercial mortgage loans	1,430,417	96.6	1,457,959	96.7
Agricultural property loans	49,881	3.4	50,300	3.3
Total commercial mortgage and agricultural property loans	1,480,298	100.0%	1,508,259	100.0%
Allowance for credit losses	(4,072)		(4,657)
Total net commercial mortgage and agricultural property loans	$1,476,226		$1,503,602

As of March 31, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (34%), Texas (18%) and New York (7%)) and included loans secured by properties in Europe (6%) and Mexico (1%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$4,599	$58	$4,657	$7,116	$266	$7,382
Addition to (release of) allowance for expected losses	(583)	(2)	(585)	(379)	(2)	(381)
Allowance, end of period	$4,016	$56	$4,072	$6,737	$264	$7,001

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's methodology for developing our allowance and expected losses.

For both the three months ended March 31, 2022 and 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$150,485	$0	$20,906	$7,140	$316,588	$495,119
60%-69.99%	0	377,424	32,920	9,854	10,516	66,569	497,283
70%-79.99%	0	310,238	48,138	17,167	0	42,125	417,668
80% or greater	0	0	0	0	0	20,347	20,347
Total	$0	$838,147	$81,058	$47,927	$17,656	$445,629	$1,430,417
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$838,147	$81,058	$47,927	$7,140	$406,501	$1,380,773
1.0 - 1.2x	0	0	0	0	10,516	0	10,516
Less than 1.0x	0	0	0	0	0	39,128	39,128
Total	$0	$838,147	$81,058	$47,927	$17,656	$445,629	$1,430,417
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$39,720	$829	$0	$0	$9,332	$49,881
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$39,720	$829	$0	$0	$9,332	$49,881
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$39,720	$829	$0	$0	$5,893	$46,442
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	3,439	3,439
Total	$0	$39,720	$829	$0	$0	$9,332	$49,881

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

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,430,417	$0	$0	$0	$1,430,417	$0
Agricultural property loans	49,881	0	0	0	49,881	0
Total	$1,480,298	$0	$0	$0	$1,480,298	$0

(1)As of March 31, 2022, there were no loans in this category accruing interest.
(2)For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
(2)For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

For both the three months ended March 31, 2022 and 2021, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended March 31, 2022 and 2021, there were $29 million and $0 million, respectively, of commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2022 and December 31, 2021.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$18,008	$18,829
Hedge funds	0	0
Real estate-related	65,870	62,173
Subtotal equity method	83,878	81,002
Fair value:
Private equity	4,089	4,028
Hedge funds	166	166
Real estate-related	5,536	5,754
Subtotal fair value	9,791	9,948
Total LPs/LLCs	93,669	90,950
Derivative instruments	371,104	3,129
Total other invested assets	$464,773	$94,079

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Fixed maturities	$56,707	$57,757
Equity securities	0	0
Commercial mortgage and other loans	3,327	3,252
Policy loans	13	13
Short-term investments and cash equivalents	236	95
Total accrued investment income	$60,283	$61,117

There were no write-downs on accrued investment income for both the three months ended March 31, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$61,123	$109,041
Fixed maturities, trading	178	6,480
Equity securities	1,046	952
Commercial mortgage and other loans	10,898	15,269
Policy loans	121	(20)
Other invested assets	29,402	14,091
Short-term investments and cash equivalents	885	442
Gross investment income	103,653	146,255
Less: investment expenses	(4,595)	(6,996)
Net investment income	$99,058	$139,259

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities(1)	$(20,589)	$1,081,504
Commercial mortgage and other loans	261	300
Derivatives	501,705	2,045,560
Other invested assets	(182)	1,745
Short-term investments and cash equivalents	(270)	27
Realized investment gains (losses), net	$480,925	$3,129,136

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$1	$3
Fixed maturity securities, available-for-sale without an allowance	(364,819)	215,813
Derivatives designated as cash flow hedges(1)	28,642	24,543
Net unrealized gains (losses) on investments	$(336,176)	$240,359

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2022 and December 31, 2021, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Equity securities	$205,301	$0	$205,301	$0	$0	$0
Total cash collateral for loaned securities(1)	$205,301	$0	$205,301	$0	$0	$0

(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	March 31, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$527,122	$34,878	$0	$637,001	$29,028	$(1,372)
Total Derivatives Designated as Hedge Accounting Instruments	$527,122	$34,878	$0	$637,001	$29,028	$(1,372)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$0	$0	$0	$55,000	$34	$0
Interest Rate Swaps	10,513,400	117,862	(657,789)	10,520,230	338,731	(255,434)
Interest Rate Options	0	0	0	0	0	0
Interest Rate Forwards	0	0	0	0	0	0
Foreign Currency
Foreign Currency Forwards	44,567	607	(1,250)	50,346	370	(536)
Currency/Interest Rate
Foreign Currency Swaps	208,153	4,295	(1,373)	208,153	9,711	(826)
Credit
Credit Default Swaps	75,000	4,146	0	1,745,550	48,147	0
Equity
Equity Futures	2,067,205	22,169	0	855,432	892	(1,016)
Total Return Swaps	1,324,946	46	(32,225)	4,802,777	87,832	(80,808)
Equity Options	24,044,449	1,286,065	(1,117,154)	20,581,951	963,164	(1,028,221)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$38,277,720	$1,435,190	$(1,809,791)	$38,819,439	$1,448,881	$(1,366,841)
Total Derivatives(1)(2)	$38,804,842	$1,470,068	$(1,809,791)	$39,456,440	$1,477,909	$(1,368,213)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $3,393 million and $4,060 million as of March 31, 2022 and December 31, 2021, respectively included in “Future policy benefits” and $1,933 million and $2,041 million as of March 31, 2022 and December 31, 2021, respectively included in “Policyholders’ account balances". Other assets included $377 million and $400 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $1,866 million and $1,881 million as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$1,470,068	$(1,098,964)	$371,104	$(80,145)	$290,959
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$1,470,068	$(1,098,964)	$371,104	$(80,145)	$290,959
Offsetting of Financial Liabilities:
Derivatives	$1,809,791	$(1,809,791)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,809,791	$(1,809,791)	$0	$0	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$1,477,909	$(1,474,780)	$3,129	$0	$3,129
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$1,477,909	$(1,474,780)	$3,129	$0	$3,129
Offsetting of Financial Liabilities:
Derivatives	$1,368,213	$(1,153,610)	$214,603	$(214,603)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,368,213	$(1,153,610)	$214,603	$(214,603)	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,257	$1,489	$2,232	$4,100
Total cash flow hedges	1,257	1,489	2,232	4,100
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(526,657)	0	0	0
Currency	(269)	0	0	0
Currency/Interest Rate	(5,790)	0	19	0
Credit	(11,751)	0	0	0
Equity	58,545	0	0	0
Embedded Derivatives	986,370	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	500,448	0	19	0
Total	$501,705	$1,489	$2,251	$4,100

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,405	$4,339	$6,572	$2,997
Total cash flow hedges	1,405	4,339	6,572	2,997
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,744,843)	0	0	0
Currency	45	0	0	0
Currency/Interest Rate	3,227	0	(16)	0
Credit	2,323	0	0	0
Equity	(929,620)	0	0	0
Embedded Derivatives	6,713,023	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	2,044,155	0	(16)	0
Total	$2,045,560	$4,339	$6,556	$2,997

.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$24,543
Amount recorded in AOCI
Currency/Interest Rate	9,076
Total amount recorded in AOCI	9,076
Amount reclassified from AOCI to income
Currency/Interest Rate	(4,977)
Total amount reclassified from AOCI to income	(4,977)
Balance, March 31, 2022	$28,642

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2022 values, it is estimated that a pre-tax gain of $6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2023.

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

Credit Derivatives

Credit derivatives, where the Company has written credit protection on certain index references, had outstanding notional amounts of $75 million and $1,746 million as of March 31, 2022 and December 31, 2021, respectively. These credit derivatives are reported at fair value as an asset of $4 million and $48 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 the notional amount of these credit derivatives had the following NAIC rating: $75 million in NAIC 3.

The Company has no exposure from credit derivative positions where it has purchased credit protection as of March 31, 2022 and December 31, 2021.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$880,317	$0	$	$880,317
Obligations of U.S. states and their political subdivisions	0	256,606	0		256,606
Foreign government bonds	0	98,501	0		98,501
U.S. corporate public securities	0	2,376,486	0		2,376,486
U.S. corporate private securities	0	1,430,005	87,993		1,517,998
Foreign corporate public securities	0	812,500	183		812,683
Foreign corporate private securities	0	715,954	91,587		807,541
Asset-backed securities(2)	0	1,014,001	8,678		1,022,679
Commercial mortgage-backed securities	0	662,003	28,708		690,711
Residential mortgage-backed securities	0	48,554	9,964		58,518
Subtotal	0	8,294,927	227,113		8,522,040
Fixed maturities, trading	0	26,302	0		26,302
Equity securities	200,639	0	592		201,231
Short-term investments	104,989	34,632	0		139,621
Cash equivalents	0	545,711	0		545,711
Other invested assets(3)	22,170	1,447,898	0	(1,098,964)	371,104
Other assets	0	0	376,898		376,898
Reinsurance recoverables	0	0	1,866,253		1,866,253
Subtotal excluding separate account assets	327,798	10,349,470	2,470,856	(1,098,964)	12,049,160
Separate account assets(4)	0	29,426,455	0		29,426,455
Total assets	$327,798	$39,775,925	$2,470,856	$(1,098,964)	$41,475,615
Future policy benefits(5)	$0	$0	$3,392,954	$	$3,392,954
Policyholders' account balances	0	0	1,933,466		1,933,466
Payables to parent and affiliates	0	1,809,791	0	(1,809,791)	0
Other liabilities	0	0	0	0	0
Total liabilities	$0	$1,809,791	$5,326,420	$(1,809,791)	$5,326,420

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$0	$726,825	$0	$	$726,825
Obligations of U.S. states and their political subdivisions	0	295,660	0		295,660
Foreign government bonds	0	114,366	0		114,366
U.S. corporate public securities	0	2,459,968	0		2,459,968
U.S. corporate private securities	0	1,555,501	89,071		1,644,572
Foreign corporate public securities	0	794,821	202		795,023
Foreign corporate private securities	0	790,915	100,802		891,717
Asset-backed securities(2)	0	1,038,978	23,380		1,062,358
Commercial mortgage-backed securities	0	673,894	32,426		706,320
Residential mortgage-backed securities	0	54,152	20,005		74,157
Subtotal	0	8,505,080	265,886		8,770,966
Fixed maturities, trading	0	27,237	0		27,237
Equity securities	321,366	0	515		321,881
Short-term investments	518,912	262,960	12,554		794,426
Cash equivalents	371,971	1,359,279	7,776		1,739,026
Other invested assets(3)	926	1,476,983	0	(1,474,780)	3,129
Other assets	0	0	400,441		400,441
Reinsurance recoverables	0	0	1,881,030		1,881,030
Subtotal excluding separate account assets	1,213,175	11,631,539	2,568,202	(1,474,780)	13,938,136
Separate account assets(4)	0	32,266,921	0		32,266,921
Total assets	$1,213,175	$43,898,460	$2,568,202	$(1,474,780)	$46,205,057
Future policy benefits(5)	$0	$0	$4,060,214	$	$4,060,214
Policyholders' account balances	0	0	2,040,532		2,040,532
Payables to parent and affiliates	0	1,366,789	0	(1,152,421)	214,368
Other liabilities	1,424	0	0	(1,189)	235
Total liabilities	$1,424	$1,366,789	$6,100,746	$(1,153,610)	$6,315,349

(1)“Netting” amounts represent cash collateral of $(711) million and $321 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2022 and December 31, 2021, the fair values of such investments were $9.8 million and $9.9 million, respectively.
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
(5)As of March 31, 2022, the net embedded derivative liability position of $3,393 million includes $62 million of embedded derivatives in an asset position and $3,455 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $4,060 million includes $62 million of embedded derivatives in an asset position and $4,122 million of embedded derivatives in a liability position.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	March 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$154,669	Discounted cash flow	Discount rate	3.05%	20%	3.79%	Decrease
		Market Comparables	EBITDA multiples(3)	6.5X	12.4X	9.2X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Other assets	$376,898	Fair values are determined using the same unobservable inputs as policyholders' account balances
Reinsurance recoverables	$1,866,253	Fair values are determined using the same unobservable inputs as future policy benefits and policyholders' account balances.
Liabilities:
Future policy benefits(4)	$3,392,954	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.20%	1.52%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(5)	$1,933,466	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.20%	1.52%		Decrease
			Equity volatility curve	6%	33%		Increase

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$163,312	Discounted cash flow	Discount rate	2.34%	10.17%	2.82%	Decrease
		Market Comparables	EBITDA multiples(3)	6.5X	12.4X	8.8X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Other assets	$400,441	Fair values are determined using the same unobservable inputs as policyholders' account balances
Reinsurance recoverables	$1,881,030	Fair values are determined using the same unobservable inputs as future policy benefits and policyholders' account balances.
Liabilities:
Future policy benefits(4)	$4,060,214	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$2,040,532	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Equity volatility curve	6%	31%		Increase

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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Corporate securities(4)	190,075	(8,918)	5,000	(4,060)	0	(2,334)	0	0	0	179,763	(8,948)
Structured securities(5)	75,811	(3,805)	0	(10,000)	0	(1,656)	0	0	(13,000)	47,350	(3,853)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	515	62	15	0	0	0	0	0	0	592	62
Short term investments	12,554	0	0	0	0	(12,554)	0	0	0	0	0
Cash equivalents	7,776	0	0	0	0	(7,776)	0	0	0	0	0
Other assets	400,441	(21,277)	13,292	0	0	(15,558)	0	0	0	376,898	(5,720)
Reinsurance recoverables	1,881,030	200,858	4,097	0	0	19,290	(239,022)	0	0	1,866,253	222,445
Liabilities:
Future policy benefits	(4,060,214)	714,837	0	0	(47,577)	0	0	0	0	(3,392,954)	685,633
Policyholders' account balances(6)	(2,040,532)	124,492	0	0	0	(17,426)	0	0	0	(1,933,466)	89,242

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(303)	$0	$(12,455)	$35	$(352)	$0	$(12,449)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	62	0	0	0	62	0
Other assets	(21,277)	0	0	0	(5,720)	0	0
Reinsurance recoverables	200,858	0	0	0	222,445	0	0
Liabilities:
Future policy benefits	714,837	0	0	0	685,633	0	0
Policyholders' account balances	124,492	0	0	0	89,242	0	0

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. government	$15,000	$0	$0	$0	$0	$0	$0	$0	$0	$15,000	$0
Corporate securities(4)	148,687	(931)	10,634	0	0	(7,627)	0	15,147	0	165,910	(1,031)
Structured securities(5)	18,542	(107)	0	0	0	(1,479)	0	0	0	16,956	(106)
Other assets:
Fixed maturities, trading	5,045	82	0	0	0	0	0	0	0	5,127	87
Equity securities	4,153	13	0	0	0	0	0	0	0	4,166	13
Short term investments	10,000	0	2,349	0	0	0	0	0	0	12,349	0
Cash equivalents	0	0	100	0	0	0	0	0	0	100	0
Other assets	53,980	8,572	2,653	0	0	(2,133)	0	0	0	63,072	6,439
Reinsurance recoverables	409,013	(141,885)	4,262	0	0	0	0	0	0	271,390	(135,675)
Liabilities:
Future policy benefits	(17,314,004)	7,093,338	0	0	(291,149)	0	0	0	0	(10,511,815)	6,900,120
Policyholders' account balances(6)	(580,184)	(267,770)	0	0	(138,525)	0	0	0	0	(986,479)	(252,703)

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(44)	$0	$(987)	$(7)	$(37)	$0	$(1,100)
Other assets:
Fixed maturities, trading	0	88	0	(6)	0	87	0
Equity securities	0	13	0	0	0	13	0
Other assets	8,572	0	0	0	6,439	0	0
Reinsurance recoverables	(141,885)	0	0	0	(135,675)	0	0
Liabilities:
Future policy benefits	7,093,338	0	0	0	6,900,120	0	0
Policyholders' account balances	(267,770)	0	0	0	(252,703)	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Other represents an out of period adjustment related to certain portions of reinsurance activity that had been incorrectly recorded on the balance sheet during the fourth quarter of 2021.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(5)Includes asset-backed, commercial and residential mortgage-backed securities.
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,408,009	$1,408,009	$1,476,226
Policy loans	0	0	11,352	11,352	11,352
Short-term investments	34,000	0	0	34,000	34,000
Cash and cash equivalents	1,032,100	0	0	1,032,100	1,032,100
Accrued investment income	0	60,283	0	60,283	60,283
Reinsurance recoverables	0	0	10,470	10,470	9,893
Receivables from parent and affiliates	0	25,948	0	25,948	25,948
Other assets	0	1,675	2,262,826	2,264,501	2,264,501
Total assets	$1,066,100	$87,906	$3,692,657	$4,846,663	$4,914,303
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,373,087	$2,373,087	$2,367,118
Cash collateral for loaned securities	0	205,301	0	205,301	205,301
Payables to parent and affiliates	0	19,665	0	19,665	19,665
Other liabilities	0	93,918	0	93,918	93,918
Separate account liabilities - investment contracts	0	0	0	0	0
Total liabilities	$0	$318,884	$2,373,087	$2,691,971	$2,686,002

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,516,375	$1,516,375	$1,503,602
Policy loans	0	0	11,554	11,554	11,554
Short-term investments	81,000	0	0	81,000	81,000
Cash and cash equivalents	276,859	0	0	276,859	276,859
Accrued investment income	0	61,117	0	61,117	61,117
Reinsurance recoverables	0	0	8,958	8,958	8,153
Receivables from parent and affiliates	0	5,240	0	5,240	5,240
Other assets	0	4,170	2,275,214	2,279,384	2,279,384
Total assets	$357,859	$70,527	$3,812,101	$4,240,487	$4,226,909
Liabilities:
Policyholders’ account balances - investment contracts	$0	$0	$2,390,978	$2,390,978	$2,380,766
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	35,581	0	35,581	35,581
Other liabilities	0	104,979	0	104,979	104,979
Separate account liabilities - investment contracts	0	5	0	5	5
Total liabilities	$0	$140,565	$2,390,978	$2,531,543	$2,521,331

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company's Unaudited Interim Statements of Financial Position as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables	$8,128,490	$8,108,267
Deferred policy acquisition costs	(520,154)	(530,095)
Deferred sales inducements	(21,288)	(26,080)
Value of business acquired	(1,794)	(2,047)
Other assets	51,988	53,622
Reinsurance payables	6,999,679	7,182,652
Other liabilities	802,535	824,387

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2022	December 31, 2021
	(in thousands)
Prudential Insurance	$325,811	$371,851
Pruco Life	7,802,679	7,736,416
Total reinsurance recoverables	$8,128,490	$8,108,267

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Premiums:
Direct	$8,944	$6,137
Assumed	0	10,076
Ceded	(1,393)	(451)
Net premiums	7,551	15,762
Policy charges and fee income:
Direct	102,008	107,332
Assumed	0	407,138
Ceded(1)	(5,164)	(6,887)
Net policy charges and fee income	96,844	507,583
Asset management and service fees:
Direct	22,256	23,916
Assumed	0	81,622
Ceded	(1,915)	(2,017)
Net asset management and service fees	20,341	103,521
Realized investment gains (losses), net:
Direct	312,198	(2,106,085)
Assumed	0	5,377,897
Ceded	168,727	(142,676)
Realized investment gains (losses), net	480,925	3,129,136
Policyholders' benefits (including change in reserves):
Direct	31,145	17,289
Assumed	0	12,390
Ceded(2)	(4,891)	(51)
Net policyholders' benefits (including change in reserves)	26,254	29,628
Interest credited to policyholders’ account balances:
Direct	91,152	81,621
Assumed	0	70,946
Ceded	(6,509)	(4,657)
Net interest credited to policyholders’ account balances	84,643	147,910
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41,108)	339,711

(1)Includes $0 million and $(0.3) million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes $0 million and $(0.1) million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.

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

The Company's income tax provision amounted to an income tax expense of $77 million, or 17.71% of income (loss) from operations before income taxes in the first three months of 2022, compared to $494 million, or 20.72%, in the first three months of 2021. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2022 and 2021 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(1,179)	$170,935	$169,756
Change in OCI before reclassifications	25	(576,192)	(576,167)
Amounts reclassified from AOCI	0	15,612	15,612
Income tax benefit (expense)	(5)	117,722	117,717
Balance, March 31, 2022	$(1,159)	$(271,923)	$(273,082)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(708)	$1,533,767	$1,533,059
Change in OCI before reclassifications	49	(694,704)	(694,655)
Amounts reclassified from AOCI	0	(1,093,820)	(1,093,820)
Income tax benefit (expense)	(10)	375,590	375,580
Balance, March 31, 2021	$(669)	$120,833	$120,164

(1)Includes cash flow hedges of $29 million and $25 million as of March 31, 2022 and December 31, 2021, respectively, and $(40) million and $(43) million as of March 31, 2021 and December 31, 2020, respectively.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$4,977	$12,316
Net unrealized investment gains (losses) on available-for-sale securities	(20,589)	1,081,504
Total net unrealized investment gains (losses)(4)	(15,612)	1,093,820
Total reclassifications for the period	$(15,612)	$1,093,820

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

	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2021	$3	$240,356	$(15,724)	$(7,219)	$(46,481)	$170,935
Net investment gains (losses) on investments arising during the period	(2)	(592,145)	0	0	124,351	(467,796)
Reclassification adjustment for (gains) losses included in net income	0	15,612	0	0	(3,279)	12,333
Impact of net unrealized investment (gains) losses	0	0	9,750	6,205	(3,350)	12,605
Balance, March 31, 2022	$1	$(336,177)	$(5,974)	$(1,014)	$71,241	$(271,923)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2022 and 2021. The expense charged to the Company for the deferred compensation program was $0.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.0 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.0 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $0.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD") in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $29 million and $120 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $9 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $6 million for the three months ended March 31, 2022 and 2021, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $0 million as of both March 31, 2022 and December 31, 2021. "Net investment income" related to the ventures includes no gain or loss for the three months ended March 31, 2022 and a gain of $4 million for the three months ended March 31, 2021.

Affiliated Asset Management and Service Fees

The Company has a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $22 million and $23 million for the three months ended March 31, 2022 and 2021, respectively. These revenues are recorded as “Asset management and service fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid in capital" ("APIC") and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2022 and for the year ended December 31, 2021, excluding those related to the 2021 Variable Annuities Recapture effective July 1, 2021, as described in Note 1 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$200,873	$200,873	$0	$0
Prudential Insurance	April 2021	Purchase	Commercial Mortgage Loan	$176,904	$176,904	$0	$0
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	$14,662	$14,662	$0	$0
Prudential Insurance	June 2021	Sale	Equities	$3,050	$3,013	$0	$37
Pruco Life	June 2021	Sale	Equities	$40,284	$38,026	$0	$2,258
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	$12,350	$12,350	$0	$0
Passaic Fund LLC	July 2021	Transfer Out	Other Invested Assets	$195,776	$195,926	$0	$(150)
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$2,104	$2,104	$0	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$11,788	$10,844	$0	$944
Prudential Retirement Insurance and Annuity Company	September 2021	Sale	Fixed Maturities	$26,086	$24,349	$0	$1,737
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Fixed Maturities	$35,311	$35,311	$0	$0
Prudential Insurance	September 2021	Purchase	Derivatives	$71	$71	$0	$0

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Derivatives	$(991)	$(991)	$0	$0
Prudential Financial	October 2021	Sale	Equities	$10,000	$10,000	$0	$0
Pruco Life	November 2021	Sale	Derivatives	$1,112	$0	$0	$1,112
Prudential Arizona Reinsurance	November 2021	Purchase	Fixed Maturities	$55,304	$55,304	$0	$0
Pruco Life	December 2021	Transfer Out	Fixed Maturities	$2,037,619	$1,934,118	$0	$103,501
Pruco Life	December 2021	Sale	Fixed Maturities	$57,087	$56,977	$0	$110
Prudential Financial	December 2021	Dividend	Fixed Maturities	$166,676	$166,676	$0	$0
Prudential Financial	December 2021	Sale	Fixed Maturities	$144,465	$138,020	$0	$6,445
Prudential Financial	December 2021	Purchase	Commercial Mortgage Loan	$184,525	$184,525	$0	$0
Pruco Life	December 2021	Transfer Out	Commercial Mortgage Loan	$538,152	$517,309	$0	$20,843
Pruco Life	December 2021	Sale	Derivatives	$8,455	$2,345	$0	$6,110
Pruco Life	January 2022	Sale	Fixed Maturities	$4,432	$4,942	$0	$(510)
Prudential Financial	January 2022	Sale	Commercial Mortgage Loan	$29,215	$29,544	$0	$(329)
Pruco Life	January 2022	Sale	Derivatives	$404	$404	$0	$0
Pruco Life	February 2022	Sale	Fixed Maturities	$128,909	$138,478	$0	$(9,569)
Prudential Financial	March 2022	Sale	Fixed Maturities	$32,541	$33,463	$0	$(922)

Debt Agreements

Through March 31, 2022, the Company was authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. As of March 31, 2022 and December 31, 2021, there were no short and long-term debt to affiliates outstanding.

The total interest expense to the Company related to affiliated loans and cash collateral with PGF was $0 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.

Contributed Capital and Dividends

Through March 2022 and December 2021, the Company did not receive any capital contributions.

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

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2022 and December 31, 2021, the outstanding balances on these commitments were $16 million and $21 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both March 31, 2022 and December 31, 2021. There was a change in allowance of $0.0 million for the three months ended March 31, 2022 and 2021. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2022 and December 31, 2021, $50 million and $96 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three months ended March 31, 2022 or 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $150 million. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Prudential Annuities Life Assurance Corporation
Notes to Unaudited Interim Financial Statements—(Continued)
The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 15 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

There are no material developments in previously reported matters disclosed as of December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Prudential Annuities Life Assurance Corporation (“PALAC” or the “Company”) as of March 31, 2022, compared with December 31, 2021, and its results of operations for the three months ended March 31, 2022 and 2021. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Reinsurance Agreement with Pruco Life
Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.
Sale of PALAC
On April 1, 2022, Prudential Annuities, Inc. (“PAI”), completed the sale of its equity interest in PALAC to Fortitude Group Holdings, LLC (“FGH”). Following the sale, the Company is currently evaluating its accounting policies. Accordingly, the accounting policies and pronouncements described in Note 2, as well as certain accounting policies described in Note 2 to the Financial Statements included in the Company’s Annual Reporting on Form 10-K for the year ended December 31, 2021, may be updated following the evaluation of its accounting policies. In addition, certain of the management strategies noted in the following sections, which include certain investment, hedging, capital management, and general business strategies will change following integration of the Company.

COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has at times caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and is expected to impact our results of operations in future periods. The Company has taken several measures to manage the impacts of this crisis.

•Results of Operations. See “Results of Operations” for a discussion of results for the first quarter of 2022.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI, and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2022, we assume an 8.0% long-term equity expected rate of return and a 0.9% near-term mean reversion equity expected rate of return.

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

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial statement impact and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Changes in Financial Position
Total assets decreased $4.2 billion from $58.6 billion at December 31, 2021 to $54.4 billion at March 31, 2022. Significant components were:
•$2.8 billion decrease in Separate account assets primarily driven by unfavorable equity market performance and net outflows.
Total liabilities decreased $3.8 billion from $56.9 billion at December 31, 2021 to $53.1 billion at March 31, 2022. Significant components were:
• $0.7 billion decrease in Future policy benefits driven by a decrease in reserves related to our variable annuity living benefit guarantees due to widening non-performance risk ("NPR") spreads and rising interest rates.
•$2.8 billion decrease in Separate account liabilities corresponding to the decrease in Separate account assets, as discussed above.
Total equity decreased $0.4 billion from $1.7 billion at December 31, 2021 to $1.3 billion at March 31, 2022, primarily driven by $0.4 billion of unrealized losses on investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss) and a return of capital of $0.3 billion, partially offset by net income of $0.4 billion.
Results of Operations
Income (loss) from Operations before Income Taxes
Three Months Comparison
Income (loss) from operations before income taxes decreased $2 billion from a gain of $2.4 million for the three months ended March 31, 2021 to a gain of $0.4 billion for the three months ended March 31, 2022, primarily driven by:
•Realized investment gains (losses), net decrease reflecting prior year's favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge targets driven by rising interest rates and favorable prior year equity market performance.

The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions)(1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$459	$7,464
Change in the NPR adjustment	156	(799)
Change in fair value of hedge assets, excluding capital hedges(3)	(392)	(4,446)
Change in fair value of capital hedges(4)	39	(300)
Other	218	528
Realized investment gains (losses), net, and related adjustments	480	2,447
Market experience updates(5)	(57)	69
Charges related to realized investments gains (losses), net	(97)	(334)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$326	$2,182
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in other comprehensive income (versus net income) of $(70) million and $(1,742) million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the gain of $326 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of change in fair value of hedge assets (excluding capital hedge) largely due to rising interest rates.
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
Revenues, Benefits and Expenses
Three Months Comparison
Revenues decreased $2.4 billion from a gain of $3.1 billion for the three months ended March 31, 2021 to a gain of $0.7 billion for the three months ended March 31, 2022 primarily driven by:
•Realized investment gains (losses), net decrease reflecting prior year's favorable impact related to the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge targets driven by rising interest rates and favorable prior year equity market performance.

Benefits and expenses decreased $0.4 billion from $0.7 billion for the three months ended March 31, 2021 to $0.3 billion for the three months ended March 31, 2022 primarily driven by:
•Lower benefits and expenses driven by the Variable Annuity recapture and new reinsurance with PALAC in 2021.
Risks and Risk Mitigants
Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity product relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate, as well as surrender charges applied during the early years of the contract that help to provide protection from premature withdrawals. In addition, a portion of our fixed annuity products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through reinsurance.
Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection from premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates. We also manage these risk exposures through reinsurance.
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
i. Product Design Features:
A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revision of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

	As of March 31, 2022	As of December 31, 2021
	(in millions)
U.S. GAAP Liability, including NPR	$3,154	$3,769
NPR Adjustment	678	521
Subtotal	3,833	4,289
Adjustments including risk margins and valuation methodology differences	(1,173)	(1,331)
Economic liability managed by ALM strategy	$2,659	$2,959

As of March 31, 2022, the fair value of our fixed income instruments and derivative assets exceed our economic liability.
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

Liquidity and Capital Resources
Overview
Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions, our ability to borrow and our access to capital markets.
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework ("RAF") to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
In April 2022, PAI completed the sale of its equity related interest in PALAC, which includes a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC. See Note 1 to the Unaudited Interim Financial Statements for additional information.
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

The Company made distributions to its parent, PAI, for the three month periods indicated below.

Return of Capital
(in millions)
March 31, 2022	$306
December 31, 2021	451
September 30, 2021	3,813
June 30, 2021	0
March 31, 2021	0
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of March 31, 2022 and December 31, 2021, the Company had liquid assets of $10.5 billion and $12 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1.8 billion and $2.9 billion as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, $8 billion, or 93%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2022, there have been no material changes in our economic exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Note 1 to the Unaudited Interim Financial Statements under “Sale of PALAC”, Fortitude Group Holdings, LLC initiated activities to integrate the acquisition into its internal controls over financial reporting. Certain of these activities will affect its internal control over financial reporting going forward. These changes may include activities such as (1) the implementation of new actuarial valuation models, (2) the re-design of its general ledger, (3) the establishment of service arrangements with third-party providers of variable annuity administration, (4) enhancement of controls over reinsurance accounting, as well as, (5) the automation of data feeds and transmission to support the actuarial valuation and financial accounting and reporting processes.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and as presented below. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The Company is exposed to operational risks during the integration process following a change in ownership:

As a result of the change in ownership discussed in Note 1 to the Unaudited Interim Financial Statements under “Sale of PALAC”, the integration process by Fortitude Group Holdings, LLC (“FGH”) may be complex, costly, and time-consuming. The potential difficulties of integrating the operations of the Company include, among others:

•unanticipated issues in integrating logistics, information, communications, and other systems;
•hiring and training new employees to assume operations and compliance functions previously provided by Prudential Annuities, Inc. (“PAI”) or its affiliates; and
•consolidating corporate and administrative functions

Other than the additional risk presented above, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PRUDENTIAL ANNUITIES LIFE ASSURANCE CORPORATION

By:	/s/ Kai Talarek
Name	Kai Talarek
Senior Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 12, 2022