Form 10-Q
period 2022-06-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2022-08-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 033-44202
_________________________________________________________________

Fortitude Life Insurance & Annuity Company
(Exact Name of Registrant as Specified in its Charter)

Arizona	06-1241288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
Ten Exchange Place
Suite 2210
Jersey City, NJ 07302
(615) 981-8801
(Address and Telephone Number of Registrant’s Principal Executive Offices)

Prudential Annuities Life Assurance Corporation
One Corporate Drive
Shelton, CT 06484
(615) 981-8801
(Former name and address since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2022, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Statements of Financial Position as of June 30, 2022 (Successor Company) and December 31, 2021 (Predecessor Company)	5
	Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the three and six months ended June 30, 2021 (Predecessor Company)	6
	Unaudited Interim Statements of Equity for the three months ended June 30, 2022 (Successor Company), three months ended March 31, 2022 (Predecessor Company), and the three and six months ended June 30, 2021 (Predecessor Company)	7
	Unaudited Interim Statements of Cash Flows for the three months ended June 30, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the six months ended June 30, 2021 (Predecessor Company)	8
	Notes to Unaudited Interim Financial Statements	9
	1. Business and Basis of Presentation	9
	2. Significant Accounting Policies and Pronouncements	10
	3. Business Combination	13
	4. Segment Information	13
	5. Investments	16
	6. Derivatives and Hedging	26
	7. Fair Value of Assets and Liabilities	34
	8. Income Taxes	48
	9. Equity	48
	10. Commitments and Contingent Liabilities	51
	11. Related Party Transactions	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 4.	Controls and Procedures	76
PART II OTHER INFORMATION		77
Item 1.	Legal Proceedings	77
Item 1A.	Risk Factors	77
Item 6.	Exhibits	78
SIGNATURES		79

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks associated with the integration process related to the company's change in ownership. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the period ended March 31, 2022 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Statements of Financial Position
(in millions, except share data)

	Successor Company	Predecessor Company
	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Fixed maturity securities: June 30, 2022 at fair value (1); December 31, 2021, available-for-securities, at fair value (net of $1 allowance for credit losses, amortized cost - $8,556)	$7,665	$8,771
Fixed maturity securities, trading, at fair value (amortized cost: December 31, 2021 - $28)	—	27
Equity securities, at fair value (cost - June 30, 2022 - $201; December 31, 2021 - $323) (1)	183	322
Secured receivable, at fair value (1)	1,555	—
Commercial mortgage and other loans, (net of $5 allowance for credit losses)	—	1,504
Short-term investments	43	875
Other invested assets (includes $178 and $13 of assets measured at fair value at June 30, 2022 and December 31, 2021, respectively)	273	106
Total investments	9,719	11,605

Cash and cash equivalents	1,564	2,016
Accrued investment income	69	61
Reinsurance recoverables (1)	378	8,108
Net modified coinsurance receivable, at fair value (1)	215	—
Income taxes	124	909
Deposit asset, at fair value (1)	2,158	2,659
Other assets	198	954
Separate account assets	25,088	32,267
TOTAL ASSETS	$39,513	$58,579

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities, at fair value (1)	$11,257	$—
Future policy benefits	—	4,505
Policyholders’ account balances	—	11,750
Reinsurance payables	—	7,183
Other liabilities	1,388	1,192
Separate account liabilities	25,088	32,267
Total liabilities	37,733	56,897
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,763	592
Retained (deficit) earnings	(180)	917
Accumulated other comprehensive income	194	170
Total equity	1,780	1,682
TOTAL LIABILITIES AND EQUITY	$39,513	$58,579

(1) As of April 1, 2022 we have elected the fair value option for these financial statement line items. See Note 2 for further discussion.

See Notes to Unaudited Interim Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Successor Company	Predecessor Company
	Three Months Ended June 30	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
	2022		2021
REVENUES
Premiums	$3	$8	$11	$27
Policy charges and fee income	130	97	514	1,022
Net investment income	97	99	146	285
Asset management and service fees	22	20	106	210
Other income (loss)	1	(19)	259	(514)
Investment gains (losses), net	(1,298)	481	(837)	2,292
TOTAL REVENUES	(1,045)	686	199	3,322

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(870)	—	—	—
Policyholders’ benefits	—	26	(4)	26
Interest credited to policyholders’ account balances	—	85	21	169
Amortization of deferred policy acquisition costs	—	104	40	383
Commission expense	18	35	166	331
General, administrative and other expenses	38	3	76	128
TOTAL BENEFITS AND EXPENSES	(814)	253	299	1,037
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(231)	433	(100)	2,285
Income tax expense (benefit)	(51)	77	(25)	469
NET INCOME (LOSS)	$(180)	$356	$(75)	$1,816
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	245	—	—	—
Net unrealized investment gains (losses)	—	(561)	296	(1,492)
Total	245	(561)	296	(1,492)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	51	(118)	62	(313)
Other comprehensive income (loss), net of taxes	194	(443)	234	(1,179)
Comprehensive income (loss)	$14	$(87)	$159	$637

See Notes to Unaudited Interim Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, 12/31/2021 (Predecessor Company)	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive loss:
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, 3/31/2022 (Predecessor Company)	$3	$286	$1,273	$(273)	$1,289

Balance, 4/1/2022 (Successor Company)	$3	$1,763	$—	$—	$1,766
Comprehensive income (loss):
Net loss	—	—	(180)	—	(180)
Other comprehensive income, net of tax	—	—	—	194	194
Total comprehensive income					14
Balance, 6/30/2022 (Successor Company)	$3	$1,763	$(180)	$194	$1,780

	Predecessor Company
	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$3	$4,383	$(3,217)	$1,533	$2,701
Dividend to parent	—	—	(192)	—	(192)
Comprehensive income (loss):
Net income (loss)	—	—	1,890	—	1,890
Other comprehensive income (loss), net of tax	—	—		(1,413)	(1,413)
Total comprehensive income					477
Balance, March 31, 2021	$3	$4,383	$(1,520)	$120	$2,986
Dividend to parent			(188)		(188)
Comprehensive income:
Net loss			(75)		(75)
Other comprehensive income, net of tax				234	234
Total comprehensive income					160
Balance, June 30, 2021	$3	$4,383	$(1,782)	$354	$2,958

See Notes to Unaudited Interim Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Statements of Cash Flows
(in millions)

	Successor Company	Predecessor Company
	Three Months Ended June 30	Three Months Ended March 31	Six Months Ended June 30
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(180)	$356	$1,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment (gains) losses, net	1,298	(481)	(2,292)
Interest credited to policyholders’ account balances	—	85	169
Other	(6)	2	4
Change in:
Insurance liabilities, at fair value	(2,149)	—	—
Fair value of deposit asset	457	—	—
Net modified coinsurance receivable, at fair value	601	—	—
Future policy benefits	—	60	549
Accrued investment income	(10)	1	11
Net receivables from/payables to parent and affiliates	—	(37)	(41)
Deferred policy acquisition costs	—	104	187
Income taxes	228	142	55
Reinsurance recoverables, net	(34)	(39)	(21)
Derivatives, net	303	(1,079)	(3,580)
Other, net	(39)	(3)	517
Cash flows from (used in) operating activities	469	(889)	(2,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	2,295	—	—
Fixed maturity securities, available-for-sale	—	422	8,460
Fixed maturity securities, trading	—	—	2,038
Equity securities	—	95	46
Commercial mortgage and other loans	—	39	64
Other invested assets	3	1	28
Short-term investments	263	795	320
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(3,282)	—	—
Fixed maturity securities, available-for-sale	—	(751)	(3,712)
Fixed maturity securities, trading	—	—	(5,302)
Equity securities, at fair value	(10)	—	(6)
Commercial mortgage and other loans	—	(13)	(463)
Other invested assets	—	—	(27)
Short-term investments	(6)	(94)	(79)
Derivatives, net	—	3	(64)
Other, net	14	—	—
Cash flows from (used in) investing activities	(723)	497	1,303
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Policyholder's account deposits (withdrawals)	(62)	62	2,859
Cash collateral for loaned securities	(19)	205	—
Net increase/(decrease) in short-term borrowing	—	—	(120)
Drafts outstanding	121	(7)	(15)
Distribution to parent	—	(306)	(380)
Repurchase agreements	200	—	—
Cash flows from (used in) financing activities	240	(46)	2,344
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14)	(438)	1,021
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,578	2,016	1,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,564	$1,578	$2,091

During the three months ended June 30, 2022, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company that resulted in non-cash transactions of $811 million of investments with a corresponding offset of ($811) million related to the modified coinsurance payable.
See Notes to Unaudited Interim Financial Statements

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Fortitude Life Insurance & Annuity Company (“FLIAC” or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation ("PALAC")) was a wholly-owned subsidiary of Prudential Annuities, Inc ("PAI"), an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates. See Basis of Presentation below and Note 3 for further information regarding the acquisition.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we have elected to "push down" the basis to FLIAC in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The application of pushdown accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of pushdown accounting and is referred to as the Successor Company. See Note 3 for further information regarding the acquisition and our application of push-down accounting.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Predecessor Company’s Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has at times resulted in extreme stress and disruption in the global economy and financial markets. The COVID-19 pandemic has impacted, and may continue to impact, the Successor Company's results of operations, financial condition, and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Successor Company's financial statements in the areas of, among others, i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, and policyholder behavior, which are reflected in our insurance liabilities and ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. We cannot predict what impact the COVID-19 pandemic will ultimately have on our businesses.

Predecessor Company Reinsurance Transactions

Effective April 1, 2016, the Predecessor Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
annuities with guaranteed living benefit riders. The discontinuation had no impact on the reinsurance agreement between Pruco Life and the Predecessor Company.

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Predecessor Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Predecessor Company, were transferred to Pruco Life. This transaction is referred to as the "2021 Variable Annuities Recapture". See Note 1 to the Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

Effective December 1, 2021, the Predecessor Company entered into a reinsurance agreement with Pruco Life under which the Predecessor Company reinsured certain of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.

Predecessor Company Out-of-Period Adjustment

During the first quarter of 2022, the Predecessor Company recorded an out of period adjustment which decreased “Investment gains (losses), net” by $48 million, resulting in a net decrease of $48 million to “Income (loss) from operations before income taxes” for the three months ended March 31, 2022. This adjustment related to certain portions of reinsurance activity that had been incorrectly recorded during the fourth quarter of 2021. Management evaluated the impact of all out-of-period adjustments, both individually and in the aggregate, and concluded that they were not material to any current or previously reported quarterly or annual financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Policy Election

Fair Value Option

Following the acquisition, we have elected to prospectively apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance liabilities, and associated reinsurance activity with how we expect to manage the business.

The following are the financial statement line items for which we have made the fair value election and the changes to the historical financial statement line items resulting from the election, where applicable:

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Successor Company	Predecessor Company
Financial Statement Line Item
STATEMENTS OF FINANCIAL POSITION
Assets
Investments
	"Fixed maturity securities, at fair value"	"Fixed maturity securities, available-for-sale" and "Fixed maturity securities, trading"
	"Equity securities"	"Equity securities"
	"Secured Receivable"	"Commercial mortgage and other loans" (1)
Other
	"Net modified coinsurance receivable, at fair value" (2) "Reinsurance recoverables"	"Reinsurance recoverables" and "Reinsurance payables"
	"Deposit asset at fair value" (3)	"Deposit asset"
Liabilities
	"Insurance liabilities, at fair value"	"Future policy benefits" and "Policyholders' account balances"

STATEMENTS OF OPERATIONS
Revenues
	"Investment gains (losses), net"	"Realized investment gains (losses), net" and "Net unrealized investment gains (losses)" (4)
Benefits and Expenses
	"Policyholder benefits and changes in fair value of insurance liabilities"	"Policyholders' benefits" and "Interest credited to policyholders' account balances"
STATEMENTS OF COMPREHENSIVE INCOME
Other comprehensive income (loss)
	"Changes in own-credit risk related to insurance liabilities"	N/A

(1) Also includes certain fixed maturity securities previously contained in "Fixed maturity securities, available-for-sale"
(2) Balances unrelated to the modified coinsurance agreement will remain in the respective reinsurance recoverable and payable line items
(2) Previously included within "Other assets"
(4) Represents "Net unrealized investment gains (losses)" included in Other comprehensive income (loss)

Secured Receivable

The economics of commercial mortgage and other loans and certain fixed maturities held by the Predecessor Company have been transferred to FLIAC via participation agreements. The legal ownership and control over the participated assets was not transferred and cannot be freely pledged or exchanged by FLIAC. This transfer did not meet the requirements of sale accounting and is therefore accounted for as a secured borrowing. These participated assets are represented on our balance sheet, at fair value, in the form of a secured receivable, all of which is associated with our Ceded Business segment.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the ASC. We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2022 — ASU 2018-12

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

As previously discussed, we have elected to apply the fair value option for all of its insurance liabilities. As a result of this election, our insurance liabilities are no longer within the scope of ASU 2018-12.

Other ASUs issued but not yet adopted as of June 30, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.	January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.	Following our election of the fair value option on our secured receivable, we do not expect the adoption of the ASU to have an impact on the Financial Statements or Notes to the Financial Statements

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

3. BUSINESS COMBINATION

As referenced in Note 2, we have applied pushdown"accounting to FLIAC's financial statements, which resulted in the initial recognition of its assets and liabilities at fair value as of the acquisition date, April 1, 2022.

The total purchase consideration of the acquisition was $1,761 million, comprised of $1,748 million cash transferred for the purchase price and a $13 million cash reimbursement to the seller for transaction costs incurred. A bargain purchase gain was recognized in the amount of $5 million, representing the excess of the fair value of net assets over the consideration paid. The bargain purchase gain, was allocated to additional paid-in capital to reflect the transaction and the new basis of net assets recorded.

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date and represents amounts recognized for each major class of asset and liabilities, after application of "pushdown" accounting:

Successor Company
April 1, 2022
(in millions)
ASSETS
Total investments	$10,807
Cash and cash equivalents	1,578
Reinsurance recoverables	344
Net modified coinsurance receivable	5
Income taxes	352
Deposit asset	2,615
Other assets	96
Separate account assets	29,426
TOTAL ASSETS	$45,223

LIABILITIES
Insurance liabilities	$13,661
Other liabilities	370
Separate account liabilities	29,426
TOTAL LIABILITIES	43,457

Net assets acquired	1,766
Consideration	1,761
BARGAIN PURCHASE GAIN	$5

4.    SEGMENT INFORMATION

Following the acquisition by FGH, we have separated our business into two reportable segments, which we will refer to as the "Retained Business" and the "Ceded Business."

The Retained Business consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products. The Retained Business is actively managed by FLIAC management and the Successor Company retains the full economic benefits and risks.

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to The Prudential Insurance Company of America (PICA) and Pruco Life under existing coinsurance and modified coinsurance agreements. We have a modco payable of $5,160 million equal to the assets held in the Ceded Business which is shown as a net modified coinsurance receivable. Historical information has not been revised for the segment presentation and is not comparable following the election of pushdown accounting as of April 1, 2022.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

The following is the Statement of Financial Position by segment:

	June 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total Investments	$4,402	$5,317	$9,719
Cash and cash equivalents	825	739	1,564
Accrued investment income	41	28	69
Net modified coinsurance receivable	—	215	215
Reinsurance recoverables	—	378	378
Income taxes	124	—	124
Deposit asset	—	2,158	2,158
Other assets	198	—	198
Separate account assets	22,742	2,346	25,088
TOTAL ASSETS	$28,332	$11,181	$39,513

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$3,347	$7,910	$11,257
Other liabilities	463	925	1,388
Separate account liabilities	22,742	2,346	25,088
TOTAL LIABILITIES	26,552	11,181	37,733

EQUITY	1,780	—	1,780
TOTAL LIABILITIES AND EQUITY	$28,332	$11,181	$39,513

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

The following represents revenues, benefits and expenses, and loss from operations before income taxes by segment:

	Three Months Ended June 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$3	$—	$3
Policy charges and fee income	130	—	130
Net investment income	35	62	97
Asset management and service fees	22	—	22
Other income	—	1	1
Investment losses, net	(108)	(1,190)	(1,298)
TOTAL REVENUES	82	(1,127)	(1,045)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	257	(1,127)	(870)
Commission expense	18	—	18
General, administrative and other expenses	38	—	38
TOTAL BENEFITS AND EXPENSES	313	(1,127)	(814)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(231)	—	(231)
Income tax benefit	(51)	—	(51)
NET LOSS	$(180)	$—	$(180)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	245	—	245
Less: Income tax expense	51	—	51
Other comprehensive income, net of taxes	194	—	194
Comprehensive income	$14	$—	$14

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
5.    INVESTMENTS

As discussed in Note 2, we have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity and equity securities and its secured receivable. The impact of the election has resulted in the following changes:

•Elimination of the available-for-sale designation on all fixed maturity securities, resulting in a change in the recording of unrealized gains and losses through "changes in the fair value of investments" on the statement of operations rather than Accumulated other comprehensive income (AOCI) on the statement of financial position;
•Elimination of the required allowance for current expected credit losses on financial assets for which we had previously adopted ASC 326 - Financial Instruments - Credit Losses, which are comprised of previously designated available-for-sale fixed maturity securities and our secured receivable;
•Elimination of a significant portion of the required disclosures for available-for-sale securities. These disclosures primarily relate to the amortized cost and unrealized gains and losses on available-for-sale securities. Disclosures for the Predecessor Company periods are retained throughout this note.

The accumulated unrealized gains and losses recorded in AOCI related to the available-for-sale securities were reset in conjunction with our election of pushdown accounting. Similarly, we eliminated the allowance for credit losses on our available-for-sale securities and secured receivable in conjunction with our application of pushdown accounting on April 1, 2022. As of June 30, 2022, there was no balance remaining in AOCI for unrealized gains and losses on our available-for-sale securities and no remaining allowance for credit losses.

See Note 7 for further discussion and disclosures of the fair values of these financial assets.

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading) for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$654	$74	$1	$—	$727
Obligations of U.S. states and their political subdivisions	281	15	—	—	296
Foreign government bonds	106	9	1	—	114
U.S. public corporate securities	2,345	133	18	—	2,460
U.S. private corporate securities	1,635	24	14	1	1,645
Foreign public corporate securities	793	11	9	—	795
Foreign private corporate securities	920	5	34	—	892
Asset-backed securities(1)	1,058	5	1	—	1,062
Commercial mortgage-backed securities	692	22	8	—	706
Residential mortgage-backed securities(2)	72	3	—	—	74
Total fixed maturities, available-for-sale	$8,556	$301	$85	$1	$8,771

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, equipment leases and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74	$1	$—	$—	74	$1
Obligations of U.S. states and their political subdivisions	5	—	—	—	5	—
Foreign government bonds	13	1	7	—	20	1
U.S. public corporate securities	696	11	153	6	849	18
U.S. private corporate securities	855	14	—	—	855	14
Foreign public corporate securities	522	8	50	1	572	9
Foreign private corporate securities	689	34	—	—	689	34
Asset-backed securities	499	1	—	—	499	1
Commercial mortgage-backed securities	157	5	75	3	232	8
Residential mortgage-backed securities	6	—	—	—	6	—
Total fixed maturities, available-for-sale	$3,515	$74	$285	$11	$3,800	$85
As of December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $72.9 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $12.3 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $11.2 million of gross unrealized losses of twelve months or more were concentrated in the Predecessor Company’s corporate securities within the consumer non-cyclical, capital goods, and finance sectors.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	Three months ended June 30	Six months ended June 30
	2021
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$236	$7,793
Proceeds from maturities/prepayments	273	411
Gross investment gains on sales and maturities	2	1,139
Gross investment losses on sales and maturities	(5)	(61)
Write-downs recognized in earnings (2)	(23)	(23)
(Addition to) release of allowance for credit losses	0	0

(1)Includes(255.3) million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2021.
(2)Amounts represent write-downs on securities actively marketed for sale.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$—	$—	$1	$—	$—	$—	$1
Additions to allowance for credit losses not previously recorded	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—	—	—
Additions on securities with previous allowance	—	—	—	—	—	—	—
Balance, end of period	$—	$—	$1	$—	$—	$—	$1

Predecessor Company
Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$—	$—	$1	$—	$—	$—	$1
Additions to allowance for credit losses not previously recorded	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—	—	—
Reductions on securities with previous allowance	—	—	—	—	—	—	—
Balance, end of period	$—	$—	$—	$—	$—	$—	$—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$—	$—	$1	$—	$—	$—	$1
Additions to allowance for credit losses not previously recorded	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—	—	—
Reductions on securities with previous allowance	—	—	(1)	—	—	—	(1)
Balance, end of period	$—	$—	$—	$—	$—	$—	$—

See Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Predecessor Company’s methodology for developing our allowance for credit losses for the Predecessor Company prior to the election of the fair value option.

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

The Predecessor Company did not have any fixed maturity securities purchased with credit deterioration as of December 31, 2021.

Fixed Maturity Securities, Trading (Predecessor Company)

The net change in unrealized gains (losses) from fixed maturity securities, trading still held at period end, recorded by the Predecessor Company within “Other income (loss),” was $252.20 million and $(300.10) million during the three and six months ended June 30, 2021, respectively.

Equity Securities (Predecessor Company)

The net change in unrealized gains (losses) from equity securities still held at period end, recorded by the Predecessor Company within “Other income (loss),” was $6.70 million and $(9.00) million during the three and six months ended June 30, 2021, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans (Predecessor Company)

The following table sets forth the composition of “Commercial mortgage and other loans,” for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	December 31, 2021
	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$385	25.5%
Hospitality	17	1.1
Industrial	624	41.5
Office	196	13.0
Other	134	8.9
Retail	101	6.7
Total commercial mortgage loans	1,457	96.7%
Agricultural property loans	51	3.3
Total commercial mortgage and agricultural property loans	1,508	100.0%
Allowance for credit losses	(4)
Total net commercial mortgage and agricultural property loans	$1,504

As of December 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (34%), Texas (18%) and New York (7%) and included loans secured by properties in Europe (8%) and Australia (1%).

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	Three Months Ended March 31,
	2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Allowance, beginning of period	$5	$—	$5
Release of allowance for expected losses	(1)	—	(1)
Allowance, end of period	$4	$—	$4

	Predecessor Company
	Three Months Ended June 30,			Six Months Ended June 30,
	2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Allowance, beginning of period	$7	$—	$7	$7	$—	$7
Release of allowance for expected losses	(2)	—	(2)	(2)	—	(2)
Allowance, end of period	$5	$—	$5	$5	$—	$5

See Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Predecessor Company's methodology for developing the allowance and expected losses prior to the election of the fair value option.

For the three months ended March 31, 2022 and the three and six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, for the Predecessor Company, prior to the election of the fair value option:

	Predecessor Company
	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$150	$—	$21	$7	$93	$232	$503
60%-69.99%	389	33	10	11	39	28	510
70%-79.99%	317	48	17	—	21	21	424
80% or greater	—	—	—	—	—	20	20
Total	$856	$81	$48	$18	$153	$301	$1,457
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$856	$81	$48	$7	$120	$295	$1,407
1.0 - 1.2x	—	—	—	11	—	—	11
Less than 1.0x	—	—	—	—	33	6	39
Total	$856	$81	$48	$18	$153	$301	$1,457
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$40	$1	$—	$—	$3	$6	$50
60%-69.99%	—	—	—	—	—	—	—
70%-79.99%	—	—	—	—	—	—	—
80% or greater	—	—	—	—	—	—	—
Total	$40	$1	$—	$—	$3	$6	$50
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$40	$1	$—	$—	$3	$3	$47
1.0 - 1.2x	—	—	—	—	—	—	—
Less than 1.0x	—	—	—	—	—	3	3
Total	$40	$1	$—	$—	$3	$6	$50

See Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the commercial mortgage and other loans credit quality monitoring process.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, for the Predecessor Company, period prior to the election of the fair value option:

	Predecessor Company
	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$1,457	$—	$—	$—	$1,457	$—
Agricultural property loans	50	—	—	—	50	—
Total	$1,507	$—	$—	$—	$1,507	$—

(1)As of December 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Predecessor Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Predecessor Company did not have any commercial mortgage and other loans purchased with credit deterioration as of December 31, 2021.

For both the three and six months ended June 30, 2021, there were $167 million of commercial mortgage loans acquired, other than those through direct origination. For both the three and six months ended June 30, 2022, there were no commercial mortgage loans acquired, other than those through direct origination. For both the three months ended June 30, 2022 and 2021, there were no commercial mortgage and other loans sold.

For the Successor Company, as of June 30, 2022 there were no mortgage loans 90 days or more past due or mortgage loans in non-accrual status.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	Successor Company	Predecessor Company
	June 30, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$16	$19
Real estate-related	68	62
Subtotal equity method	84	81
Fair value:
Private equity	4	4
Real estate-related	5	6
Subtotal fair value	9	10
Total LPs/LLCs	93	91
Policy loans	11	12
Derivative instruments	169	3
Total other invested assets	$273	$106

The total amount of LPs/LLCs and policy loans are associated with our Ceded Business segment.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	Successor Company	Predecessor Company
	June 30, 2022	December 31, 2021
	(in millions)
Fixed maturity securities	$60	$58
Commercial mortgage and other loans	—	3
Secured receivable	3	—
Other invested assets	3	—
Short-term investments and cash equivalents	3	—
Total accrued investment income	$69	$61

There were no write-downs on accrued investment income for the three months ended June 30, 2022, the three months ended March 31, 2022, and the three and six months ended June 30, 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Successor Company	Predecessor Company
	Three Months Ended June 30	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
	2022		2021
	(in millions)
Fixed maturities securities (1)	$80	$61	$110	$226
Equity securities	1	1	1	2
Secured receivable	11	—	—	—
Commercial mortgage and other loans	—	11	17	32
Other invested assets	4	29	24	38
Short-term investments and cash equivalents	2	1	—	—
Gross investment income	98	103	152	298
Less: investment expenses	(1)	(4)	(6)	(13)
Net investment income	$97	$99	$146	$285

(1)Includes fixed maturity securities classified as available-for-sale and trading for the three months ended March 31, 2022 and the three and six months ended, June 30, 2021.

The activity above includes interest income related to fair value option investments.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Investment Gains (Losses), Net

The following table sets forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Successor Company	Predecessor Company
	Three Months Ended June 30	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
	2022		2021
	(in millions)
Fixed maturity securities (1)	$(644)	$(21)	$(26)	$1,056
Secured receivable	(51)	—	—	—
Commercial mortgage and other loans	—	—	(1)	—
Derivatives	(584)	502	(812)	1,233
Other invested assets and equity securities	(19)	—	2	4
Investment gains (losses), net	$(1,298)	$481	$(837)	$2,292

(1)For the Predecessor Company, includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI (Predecessor Company)

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

Predecessor Company
December 31, 2021
(in millions)
Fixed maturity securities, available-for-sale without an allowance	$216
Derivatives designated as cash flow hedges(1)	25
Other investments	—
Net unrealized gains on investments	$241

(1)For more information on cash flow hedges for the Predecessor Company, see Note 7.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within other liabilities on the statements of financial position.

The following table sets forth the composition of the Successor Company's outstanding repurchase agreements by type of security.

	Successor Company
	June 30, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
U.S. corporate public securities	$—	$—	$200	$200

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the composition of the Successor Company's cash collateral received for securities loaned by type of security:

	Successor Company
	June 30, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
Equity securities	$186	$—	$—	$186

As of December 31, 2021 the Predecessor Company had no outstanding repurchase agreements or securities lending transactions.

6.    DERIVATIVES AND HEDGING

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

We have previously accounted for the index-linked features of certain annuity products, all of which are included in the Ceded business, as embedded derivatives. Following our election of the fair value option on our insurance liabilities, this accounting treatment is no longer applicable. See Note 7 for further information.

See below for information on these contracts and the related strategies.

Interest Rate Contracts

Interest rate swaps and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and Secured Overnight Financing Rate ("SOFR") plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Primary Risks Managed by Derivatives

The tables below provide a summary, by operating segment, of the gross notional amount and fair value of derivative contracts, by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. Following the acquisition of the Company, we have de-designated the hedging relationship for all of our derivative instruments. Historical information has not been restated under the updated segmentation and is not comparable following the change in ownership on April 1, 2022. See Notes 2 and 3 for further information regarding the acquisition of the Company and Note 4 for further information regarding the Company's operating segments.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Successor Company
	June 30, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value
		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	3,567	9	(344)
Currency/Interest Rate
Foreign Currency Swaps	105	7	(1)
Equity
Equity Futures	1,771	42	(6)
Total Return Swaps	—	72	(29)
Equity Options	3,798	224	—
Total Derivatives, Retained Business	9,241	354	(380)

Ceded Business
Interest Rate
Interest Rate Swaps	3,090	28	(64)
Foreign Currency
Foreign Currency Forwards	13	—	—
Currency/Interest Rate
Foreign Currency Swaps	734	92	—
Credit
Credit Default Swaps	74	—	(2)
Equity
Total Return Swaps	4	—	—
Equity Options	19,536	543	(1,211)
Total Derivatives, Ceded Business	23,451	663	(1,277)

Total Derivatives (1)	$32,692	$1,017	$(1,657)

(1)     Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	December 31, 2021
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value
		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$637	$29	$(1)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$55	$—	$—
Interest Rate Swaps	10,520	339	(255)
Foreign Currency
Foreign Currency Forwards	50	—	(1)
Currency/Interest Rate
Foreign Currency Swaps	208	10	(1)
Credit
Credit Default Swaps	1,746	48	—
Equity
Equity Futures	855	1	(1)
Total Return Swaps	4,803	88	(81)
Equity Options	20,582	963	(1,028)
Total Derivatives Not Qualifying as Hedge Accounting Instruments (1)(2)	$38,819	$1,449	$(1,367)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,060 million as of December 31, 2021 included in “Future policy benefits” and $2,040 million as of December 31, 2021 included in “Policyholders’ account balances". Other assets included $400 million as of December 31, 2021. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $1,881 million as of December 31, 2021, respectively.
(2)Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
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

	Successor Company
	June 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$1,017	$(848)	$169	$(169)	$—
Total Assets	$1,017	$(848)	$169	$(169)	$—
Offsetting of Financial Liabilities:
Derivatives	$1,657	$(1,083)	$574	$—	$574
Total Liabilities	$1,657	$(1,083)	$574	$—	$574

	Predecessor Company
	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$1,478	$(1,475)	$3	$—	$3
Securities purchased under agreements to resell	$—	$—	$—	$—	$—
Total Assets	$1,478	$(1,475)	$3	$—	$3
Offsetting of Financial Liabilities:
Derivatives	$1,368	$(1,154)	$215	$(215)	$—
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—
Total Liabilities	$1,368	$(1,154)	$215	$(215)	$—

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables provide the financial statement classification and impact of derivatives, by operating segment.

Successor Company
Three Months Ended June 30, 2022
Investment gains (losses), net
(in millions)
Retained Business
Interest Rate	$(445)
Currency/Interest Rate	—
Equity	703
Total, Retained Business	258
Ceded Business
Interest Rate	(20)
Currency	2
Currency/Interest Rate	130
Credit	(6)
Equity	(948)
Total, Ceded Business	(842)
Total	$(584)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1	$1	$2	$4

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(527)	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(6)	—	—	—
Credit	(12)	—	—	—
Equity	59	—	—	—
Embedded Derivatives	986	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	500	—	—	—
Total	$501	$1	$2	$4

	Predecessor Company
	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$3	$4	$(1)	$22

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,955	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	7	—	—	—
Credit	7	—	—	—
Equity	(850)	—	—	—
Embedded Derivatives	(1,934)	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(815)	—	—	—
Total	$(812)	$4	$(1)	$22

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Six Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$4	$9	$6	$25

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,790)	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	10	—	—	—
Credit	9	—	—	—
Equity	(1,780)	—	—	—
Embedded Derivatives	4,779	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	1,228	—	—	—
Total	$1,232	$9	$5	$25

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

Predecessor Company
(in millions)
Balance, December 31, 2021	$25
Amount recorded in AOCI
Currency/Interest Rate	9
Total amount recorded in AOCI (1)	9
Amount reclassified from AOCI to income
Currency/Interest Rate	(5)
Total amount reclassified from AOCI to income (2)	(5)
Balance, March 31, 2022	$29

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings.

Following the application of pushdown accounting, amounts previously deferred in AOCI related to cash flow hedges were classified to retained earnings. In addition, follow the Company's election to de-designate the hedging relationship for all of its derivative instruments subsequent to acquisition, there were no amounts recorded in or reclassified from AOCI during the three months ended June 30, 2022. Due to the election to apply pushdown accounting and the de-designation of all hedging relationships, the Company does not expect to reclassify any amounts from AOCI to earnings during the subsequent twelve months ending June 30, 2023.

The exposures the Predecessor Company hedged with these qualifying cash flow hedges were the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
There were no material amounts reclassified from AOCI into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. FLIAC manages credit risk by (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see further below as well as Note 5 to the Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Fair Value Option Election

As discussed in Note 2, we have elected to adopt the fair value option for several of our financial assets and liabilities. The following are the financial assets and liabilities for which we have elected the fair value option:

•Fixed maturity securities - We have elected the fair value option for our entire fixed maturity securities portfolio. Following the election, fixed maturity securities will no longer carry available-for-sale or trading designations. Following the election, there have been no significant changes in the pricing inputs and valuation methodologies for these securities as disclosed in Note 5 of the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

•Equity securities - We have elected the fair value option for our entire equity securities portfolio. There have been no significant changes in the pricing inputs and valuation methodologies on these securities following the election. Following the election, there have been no significant changes in the pricing inputs and valuation methodologies for these securities as disclosed in Note 5 of the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

•Secured receivable - We have elected the fair value option for our entire secured receivable, which represents our participating interest in the underlying commercial mortgage and other loans and certain private credit fixed maturity security securities. See "Updated Fair Value Methods and Assumptions" further below.

•Deposit asset - We have elected the fair value option for the deposit asset associated with the reinsurance agreement with Pruco Life regarding fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal. See "Updated Fair Value Methods and Assumptions" further below.

•Reinsurance recoverable - We have elected the fair value option for the reinsurance recoverable associated with the reinsurance agreement with PICA. See "Updated Fair Value Methods and Assumptions" further below.

•Modified coinsurance agreement - We have elected the fair value option on our modified coinsurance receivable and payable balances associated with the reinsurance agreement with Pruco Life regarding variable annuity base contracts, along with the living benefit guarantees. See "Updated Fair Value Methods and Assumptions" further below.

•Insurance Liabilities - We have elected the fair value option for the entirety of our insurance liabilities. See "Updated Fair Value Methods and Assumptions" further below.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	Successor Company
	June 30, 2022
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$1,059	$—	$—	$1,059
Obligations of U.S. states and their political subdivisions	—	209	—	—	209
Foreign government bonds	—	28	—	—	28
U.S. corporate public securities	—	2,804	—	—	2,804
U.S. corporate private securities	—	1,140	235	—	1,375
Foreign corporate public securities	—	413	45	—	458
Foreign corporate private securities	—	689	34	—	723
Asset-backed securities(2)	—	735	25	—	760
Commercial mortgage-backed securities	—	206	—	—	206
Residential mortgage-backed securities	—	43	—	—	43
Total Fixed Maturity Securities	—	7,326	339	—	7,665
Equity securities	183	—	—	—	183
Short-term investments	25	18	—	—	43
Cash and cash equivalents	292	725	—	—	1,017
Other invested assets(3)	36	1,528	—	(1,385)	179
Secured receivable	—	—	1,555	—	1,555
Deposit asset	—	—	2,158	—	2,158
Reinsurance recoverables	—	—	378	—	378
Net modified coinsurance receivable	—	—	215	—	215
Subtotal excluding separate account assets	536	9,597	4,645	(1,385)	13,393
Separate account assets(4)	—	25,088	—	—	25,088
Total assets	$536	$34,685	$4,645	$(1,385)	$38,481

Liabilities
Insurance Liabilities	$—	$—	$11,257	$—	$11,257
Other liabilities	—	580	—	(380)	200
Total liabilities	$—	$580	$11,257	$(380)	$11,457

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Assets
Fixed Maturity Securities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$727	$—	$—	$727
Obligations of U.S. states and their political subdivisions	—	296	—	—	296
Foreign government bonds	—	114	—	—	114
U.S. corporate public securities	—	2,460	—	—	2,460
U.S. corporate private securities	—	1,556	89	—	1,645
Foreign corporate public securities	—	795	—	—	795
Foreign corporate private securities	—	791	101	—	892
Asset-backed securities(2)	—	1,039	23	—	1,062
Commercial mortgage-backed securities	—	674	32	—	706
Residential mortgage-backed securities	—	54	20	—	74
Total Fixed Maturity Securities, available-for-sale	—	8,506	265	—	8,771
Fixed maturities, trading	—	27	—		27
Equity securities	321	—	1		322
Short-term investments	519	263	13		795
Cash equivalents	372	1,359	8		1,739
Other invested assets(3)	1	1,477	—	(1,475)	3
Other assets	—		400		400
Reinsurance recoverables	—		1,881		1,881
Subtotal excluding separate account assets	1,213	11,632	2,568	(1,475)	13,938
Separate account assets(4)	—	32,267	—		32,267
Total assets	$1,213	$43,899	$2,568	$(1,475)	$46,205

Liabilities
Future policy benefits(5)	$—	$—	$4,060	$—	$4,060
Policyholders' account balances	—	—	2,041	—	2,041
Payables to parent and affiliates	—	1,367	—	(1,152)	215
Other liabilities	1	—	—	(1)	—
Total liabilities	$1	$1,367	$6,101	$(1,153)	$6,316

(1)“Netting” amounts represent cash collateral of $236 million and $321 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2022 (Successor Company) and December 31, 2021 (Predecessor Company), the fair values of such investments were $9 million and $10 million, respectively.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	Successor Company
	June 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Corporate securities	$153	Discounted cash flow	Discount rate	6.56%	8.09%	7.38%	Decrease
		Recent transaction price	Origination yield	5.00%	5.10%	5.05%	No impact
	$45	Discounted cash flow	Discount rate	4.40%	4.40%	4.40%	Decrease
	$93	Discounted cash flow	Discount rate	20.00%	20.00%	20.00%	Decrease
		Market comparables	EBITDA multiples (3)	6.36X	9.97X	0.08X	Increase
Asset-backed securities	$25	Recent transaction price	Origination yield	6.97%	7.97%	7.47%	No impact
Secured receivable	$1,555	Discounted cash flow	Discount rate	0.00%	5.52%	2.93%	Decrease
Deposit asset	$2,158	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	$378	Fair values are determined using the same unobservable inputs as insurance liabilities.
Net modified coinsurance receivable	$215	Fair values are determined using the same unobservable inputs as insurance liabilities.
Liabilities:
Insurance liabilities
Retained business	$3,347	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR (7)	0.55%	2.52%		Decrease
			Utilization rate(8)	77%	100%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	16%	28%		Increase
Ceded business	$7,910	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR (7)	0.27%	2.07%		Decrease
			Utilization rate(8)	77%	100%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	16%	28%		Increase

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$163	Discounted cash flow	Discount rate	2.34%	10.17%	2.82%	Decrease
		Market Comparables	EBITDA multiples(3)	6.5X	12.4X	8.8X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Other assets	$400	Fair values are determined using the same unobservable inputs as policyholders' account balances.
Reinsurance recoverables	$1,881	Fair values are determined using the same unobservable inputs as future policy benefits and policyholders' account balances.
Liabilities:
Future policy benefits(4)	$4,060	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$2,041	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.03%	1.17%		Decrease
			Equity volatility curve	6%	31%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturity securities, at fair value as of June 30, 2022 and fixed maturity securities, available-for-sale and fixed maturity securities, trading as of December 31, 2021.
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
(7)The spread over the SOFR and LIBOR swap curve represents the premium added to the proxy for the risk-free rate (SOFR/LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
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

Future Policy Benefits (Predecessor Company)/Insurance Liabilities, at fair value (Successor Company) – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent that more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

Updated Fair Value Methods and Assumptions

The following represents the updated methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis subsequent to the election of the fair value option:

Secured receivable - Fair value for the underlying commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

The fair values of the underlying private credit fixed maturities, which are originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and the reduced liquidity associated with private placements. Internal adjustments are made to reflect variation in observed sector spreads. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including, but not limited to observed prices and spreads for similar publicly or privately traded issues. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset.

Deposit asset - The deposit asset represents assets, held in trust by the reinsurer, that back the insurance liabilities under the reinsurance agreement regarding our fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our deposit asset is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Reinsurance recoverable - The reinsurance recoverable represents a recoverable that backs the insurance liabilities under the reinsurance agreement regarding the business reinsured to PICA. The reinsurance recoverable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our reinsurance recoverable is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Modified coinsurance agreement receivables and payables - The modified coinsurance receivable represents the reserve credits for the insurance liabilities covered under the reinsurance agreements regarding our variable annuity base contracts, along with guaranteed benefits. The modified coinsurance receivable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our modified coinsurance receivable is determine by the fair value calculation of our insurance liabilities. See our discussion of the fair value determination for insurance liabilities below. Similarly, the modified coinsurance payable primarily represents the fair value of the cession of assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is calculated to match the fair value of the assets under the reinsurance agreement. See our discussion of the fair value determination for the respective assets within the modified coinsurance portfolio, which are included in our discussion of fair value herein as well as Note 5 of the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Insurance liabilities - Our insurance liabilities are comprised of guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits ("GMAB"), guaranteed withdrawal benefits ("GMWB"), guaranteed minimum death benefits ("GMDB") and guaranteed minimum income and withdrawal benefits ("GMIWB"). These are optional riders that are added to the base variable annuity contract, which includes Mortality and Expense charges (M&E) and contract charges. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers, anticpated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, M&E charges, contract charges and the anticipated future reimbursement of certain asset management fees. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the insurance liabilities have been reflected within Level 3 in the fair value hierarchy.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Successor Company
	Three Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities
Corporate securities(3)	$190	$(16)	$207	$—	$—	$(11)	$(3)	$—	$(53)	$314	$(13)
Structured securities(4)	33	—	25	(10)	—	—	(10)	—	(13)	25	—
Other assets:
Secured receivable	1,622	(50)	—	(15)	—	—	(2)	—	—	1,555	—
Deposit asset	2,615	(457)	—	—	—	—	—	—	—	2,158	—
Reinsurance recoverables	344	34	—	—	—	—	—	—	—	378	—
Net modified coinsurance receivable	5	210	—	—	—	—	—	—	—	215	—

	Successor Company
	Three Months Ended June 30, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities	$13,661	$(1,654)	$1,206	$(1,520)	$98	$(534)	$11,257

"Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). In addition, all activity related to our level 3 liabilities are recognized in earnings within change in Policyholder benefits and changes in fair value of insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate securities(3)	190	(9)	5	(4)	—	(2)	—	—	—	180	(9)
Structured securities(4)	76	(4)	—	(10)	—	(2)	—	—	(13)	47	(4)
Other assets:										—
Equity securities	1	—	—	—	—	—	—	—	—	1	—
Short term investments	13	—	—	—	—	(13)	—	—	—	—	—
Cash equivalents	8	—	—	—	—	(8)	—	—	—	—	—
Other assets	400	(21)	13	—	—	(16)	—	—	—	376	(6)
Reinsurance recoverables	1,881	201	4	—	—	19	(239)	—	—	1,866	222
Liabilities:										—
Future policy benefits	(4,060)	715	—	—	(48)	—	—	—	—	(3,393)	686
Policyholders' account balances(5)	(2,041)	124	—	—	—	(17)	—	—	—	(1,934)	89

	Predecessor Company
	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$—	$—	$(12)	$—	$—	$—	$(12)
Other assets:
Fixed maturities, trading	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—
Other assets	(21)	—	—	—	(6)	—	—
Reinsurance recoverables	201	—	—	—	222	—	—
Liabilities:
Future policy benefits	715	—	—	—	686	—	—
Policyholders' account balances	124	—	—	—	89	—	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—
Corporate securities(3)	166	2	96	—	—	(24)	—	—	(8)	232	1
Structured securities(4)	17	(1)	203	—	—	(3)	—	—	—	216	(1)
Other assets:										—
Fixed maturities, trading	5	—	—	—	—	—	—	—	—	5	—
Equity securities	4	1	—	—	—	—	—	—	—	5	1
Short term investments	12	—	22	—	—	(12)	—	1	—	23	—
Cash equivalents	—	—	—	—	—	—	—	—	—	—	—
Other assets	63	5	4	—	—	(3)	—	—	—	69	1
Reinsurance recoverables	271	27	4	—	—	—	—	—	—	302	29
Liabilities:
Future policy benefits	(10,512)	(1,727)	—	—	(291)	—	—	—	—	(12,530)	(1,838)
Policyholders' account balances(5)	(986)	(240)	—	—	(135)	—	—	—	—	(1,361)	(211)

	Predecessor Company
	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(3)	$—	$5	$—	$(3)	$—	$3
Other assets:
Fixed maturities, trading	—	—	—	—	—	—	—
Equity securities	—	1	—	—	—	1	—
Short term investments	—	—	—	—	—	—	—
Cash equivalents	—	—	—	—	—	—	—
Other assets	5	—	—	—	1	—	—
Reinsurance recoverables	26	—	—	—	29	—	—
Liabilities:
Future policy benefits	(1,728)	—	—	—	(1,838)	—	—
Policyholders' account balances	(240)	—	—	—	(211)	—	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—
Corporate securities(3)	149	1	106	—	—	(31)	—	15	(8)	232	(1)
Structured securities(4)	18	(1)	203	—	—	(4)	—	—	—	216	(1)
Other assets:
Fixed maturities, trading	5	—	—	—	—	—	—	—	—	5	—
Equity securities	4	1	—	—	—	—	—	—	—	5	1
Short term investments	10	—	24	—	—	(12)	—	1	—	23	—
Cash equivalents	—	—	—	—	—	—	—	—	—	—	—
Other assets	54	13	7	—	—	(5)	—	—	—	69	8
Reinsurance recoverables	409	(116)	9	—	—	—	—	—	—	302	(106)
Liabilities:
Future policy benefits	(17,314)	5,366	—	—	(582)	—	—	—	—	(12,530)	4,982
Policyholders' account balances(5)	(580)	(508)	—	—	(273)	—	—	—	—	(1,361)	(464)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(3)	$—	$4	$—	$(3)	$—	$2
Other assets:
Fixed maturities, trading	—	—	—	—	—	—	—
Equity securities	—	1	—	—	—	1	—
Short term investments	—	—	—	—	—	—	—
Cash equivalents	—	—	—	—	—	—	—
Other assets	13	—	—	—	8	—	—
Reinsurance recoverables	(116)	—	—	—	(106)	—	—
Liabilities:
Future policy benefits	5,366	—	—	—	4,982	—	—
Policyholders' account balances	(508)	—	—	—	(464)	—	—

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

Change in Fair Value of Insurance Contracts

The change in fair value of our insurance contracts is comprised of premiums, policy charges and fee income, and asset management and service fees, as presented in the revenues section of our statements of operations. The benefits and expenses included in the change in fair value of our insurance contracts is comprised of commissions expense, as presented in our benefits and expenses section of the statement of operations, and the following assets and liabilities for which we have elected the fair value option.

Successor Company
Three Months Ended June 30, 2022
(in millions)
Assets:
Reinsurance recoverables	$34
Net modified coinsurance receivable	210
Deposit asset	(457)
Liabilities:
Insurance liabilities	$2,404

The activity disclosed in the preceding chart is recorded in our policyholder benefits and changes in fair value of insurance liabilities within our statements of operations.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following represents the unpaid balance and market value adjustment for the secured receivable accounted for under the fair value option:

Successor Company
June 30, 2022
(in millions)
Unpaid Principal Balance	$1,622
Mark to Fair Value	(67)
Fair Value	$1,555

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Statements of Financial Position. In some cases the carrying amount equals or approximates fair value.

	Successor Company
	June 30, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$69	$—	$69	$69
Liabilities:
Cash collateral for loaned securities	$—	$186	$—	$186	$186

	Predecessor Company
	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$—	$—	$1,516	$1,516	$1,504
Policy loans	—	—	12	12	12
Short-term investments	81	—	—	81	81
Cash and cash equivalents	277	—	—	277	277
Accrued investment income	—	61	—	61	61
Reinsurance recoverables	—	—	9	9	8
Receivables from parent and affiliates	—	5	—	5	5
Other assets	—	4	2,275	2,279	2,279
Total assets	$358	$70	$3,812	$4,240	$4,227
Liabilities:
Policyholders’ account balances - investment contracts	$—	$—	$2,391	$2,391	$2,381
Payables to parent and affiliates	—	36	—	36	36
Other liabilities	—	105	—	105	105
Separate account liabilities - investment contracts	—	—	—	—	—
Total liabilities	$—	$141	$2,391	$2,532	$2,522

Fortitude Life Insurance & Annuity Company
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

8.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”.

The Successor Company's income tax provision amounted to an income tax benefit of $(51) million, or 22.2% of income (loss) from operations before income taxes in the three months ended June 30, 2022. The Predecessor Company's income tax provision amounted to an income tax expense (benefit) of $77 million, $(25) million, and $469 million, or 17.8%, 25.3%, and 20.5% of income (loss) from operations before income tax, for three months ended March 31, 2022, the three months ended June 30, 2021, and the six months ended June 30, 2021, respectively. The current and prior effective tax rates for the Successor and Predecessor Companies differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Acquisition-Related Tax Elections

In conjunction with the acquisition of FLIAC, FGH and PAI agreed to make a joint election under Section 338(h)(10) of the U.S. Internal Revenue Code and under any similar provisions of state or local law (the “Section 338(h)(10) Election”) with respect to the purchase of the shares of FLIAC. Under this election, the parties agreed to treat the transaction for federal income tax purposes as if it had been structured as an asset sale and purchase. As a result of these election, the tax basis of the Successor Company's assets and liabilities were reset to fair value at the time of the acquisition, which resulted in the elimination of previously established current and deferred income tax balances and the establishment of new balances that reflect the updated tax basis, including tax deductible goodwill. See Note 3 for further information regarding the acquisition and the associated updated income tax balances.

9.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

As discussed in Note 1, we have elected to apply pushdown accounting to FLIAC at the acquisition date, April 1, 2022. As part of this election, accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. In addition, as discussed in Note 2, we have elected to apply the fair value option on our entire portfolio of fixed maturity securities. As a result, all unrealized gains and losses related to our fixed maturity securities are recorded through earnings rather than AOCI. As discussed in Note 6, we have de-designated the hedging relationship for all of our derivative instruments. Accordingly, all changes in our derivative instruments are recorded through earnings.

The balance of and changes in each component of AOCI are as follows:

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Changes in Own-Credit Risk Related to Insurance Liabilities	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021 (Predecessor Company)	$(1)	$—	$171	$170
Change in OCI before reclassifications	—	—	(576)	(576)
Amounts reclassified from AOCI	—	—	15	15
Income tax benefit (expense)	—	—	118	118
Balance, March 31, 2022 (Predecessor Company)	$(1)	$—	$(272)	$(273)

Balance, April 1, 2022 (Successor Company)	$—	$—	$—	$—
Change in OCI before reclassifications	—	245	—	245
Amounts reclassified from AOCI	—	—	—	—
Income tax expense	—	(51)	—	(51)
Balance, June 30, 2022 (Successor Company)	$—	$194	$—	$194

(1)Includes cash flow hedges of $29 million and $25 million as of March 31, 2022 and December 31, 2021, respectively.

	Predecessor Company
	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$(1)	$1,534	$1,533
Change in OCI before reclassifications	—	(418)	(418)
Amounts reclassified from AOCI	—	(1,074)	(1,074)
Income tax benefit (expense)	—	313	313
Balance, June 30, 2021	$(1)	$355	$354

(1)Includes cash flow hedges of $(18) million and $(43) million as of June 30, 2021 and December 31, 2020, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Predecessor Company
	Three Months Ended March 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$5	$6	$18
Net unrealized investment gains (losses) on available-for-sale securities	(21)	(26)	1,056
Total net unrealized investment gains (losses)(4)	(16)	(20)	1,074
Total reclassifications for the period	$(16)	$(20)	$1,074

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 6 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs and future policy benefits and other liabilities.

Net Unrealized Investment Gains (Losses) (Predecessor Company)

Prior to the acquisition of FLIAC, net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets were included in the Predecessor Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts included reclassification adjustments to exclude from OCI those items that were included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

	Predecessor Company
	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$—	$240	$(16)	$(7)	$(46)	$171
Net investment gains (losses) on investments arising during the period	—	(592)	—	—	124	(468)
Reclassification adjustment for (gains) losses included in net income	—	16	—	—	(4)	12
Impact of net unrealized investment (gains) losses	—	—	10	6	(3)	13
Balance, March 31, 2022	$—	$(336)	$(6)	$(1)	$71	$(272)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

	Predecessor Company
	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$—	$2,369	$(363)	$(63)	$(409)	$1,534
Net investment gains (losses) on investments arising during the period	2	(676)	—	—	142	(533)
Reclassification adjustment for (gains) losses included in net income	—	(1,074)	—	—	226	(848)
Reclassification due to allowance for credit losses recorded during the period	—	—	—	—	—	—
Impact of net unrealized investment (gains) losses	—	—	228	28	(54)	202
Balance, June 30, 2021	$2	$619	$(136)	$(35)	$(95)	$355

(1)Includes cash flow hedges. See Note 6 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.
(3)"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund the underlying commercial mortgage loans of our secured receivable. As of June 30, 2022 and December 31, 2021, the outstanding balances on these commitments were $9 million and $21 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. The Company has made commitments to purchase or fund investments, mostly private fixed maturity securities and alternative investments. As of June 30, 2022 and December 31, 2021, $335 million and $96 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 11 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2022, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 15 to the Company's Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Regulatory

Variable Products

Prior to its acquisition by FGH on April 1, 2022, the Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

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

11.    RELATED PARTY TRANSACTIONS

Successor Company

The Successor Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

The majority of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three months ended June 30, 2022, FLIAC was allocated $7 million of costs for these services.

Intercompany Liquidity Agreement

Effective April 1, 2022 FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $50 million to meet its short-term liquidity and other capital needs. As of June 30, 2022, there were no borrowings under the agreement.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 71.5% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle. During the quarter ended June 30, 2022, FLIAC incurred $10 million of costs from this Carlyle affiliate for services provided to the Successor Company in connection with FGH's purchase of the Company from Prudential Financial.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of June 30, 2022, assets under management had a market value of $286 million and were comprised primarily of private credit fixed income assets. FLIAC recognized $1 million of net investment income on such assets during the three months ended June 30, 2022.

In connection with the investment management agreements, as of June 30, 2020, FLIAC has committed $290 million to fund private equity investments where one or more Carlyle entities serves as general partner to the fund.

Predecessor Company

The Predecessor Company had extensive transactions and relationships with Prudential Insurance and other former affiliates. Although the Predecessor Company sought to ensure that these transactions and relationships were fair and reasonable, it is possible that the terms of these transactions were not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

The majority of the Predecessor Company’s expenses were allocations or charges from Prudential Insurance or other affiliates. These expenses were grouped into general and administrative expenses and agency distribution expenses.

The Predecessor Company’s general and administrative expenses were charged using allocation methodologies based on business production processes. The Predecessor Company operated under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space were provided by Prudential Insurance. The Predecessor Company reviewed its allocation methodology periodically and made adjustments accordingly. General and administrative expenses included allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Predecessor Company for the stock-based awards program was $0.3 million for both the three and six months ended June 30, 2021. The expense charged to the Predecessor Company for the deferred compensation program was $0.5 million  and $1.2 million for the three and six months ended June 30, 2021, respectively.

The Predecessor Company was charged for its share of employee benefit expenses. These expenses included costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits were based on final earnings and length of service while others were based on an account balance, which takes into consideration age, service and earnings during a career. The Predecessor Company’s share of net expense for the pension plans was $0.0 million for the three months ended March 31, 2022 and $2.4 million and $4.7 million for the three and six months ended June 30, 2021, respectively.

The Predecessor Company was also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses included costs related to medical, dental, life insurance and disability. The Predecessor Company's share of net expense for the welfare plans was $0.0 million for the three months ended March 31, 2022 and $0.9 million and $2.0 million for the three and six months ended June 30, 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provided for salary reduction contributions by employees and matching contributions by the Predecessor Company of up to 4% of annual salary. The Predecessor Company's expense for its share of the voluntary savings plan was $0.0 million for the three months ended March 31, 2022 and $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively.

The Predecessor Company paid commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD"), an affiliate of the Predecessor Company, in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees were paid by PAD to broker-dealers who sold the Predecessor Company’s products. Commissions and fees paid by the Predecessor Company to PAD were $29 million for the three months ended March 31, 2022 and $117 million and $236 million for the three and six months ended June 30, 2021, respectively.

The Predecessor Company was charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Predecessor Company’s share of corporate expenses was $9 million for three months ended March 31, 2022 and $6 million and $13 million for the three and six months ended June 30, 2021, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

The Predecessor Company paid investments management expenses in accordance with an agreement with PGIM, Inc. (“PGIM”), an affiliate of the Predecessor Company and investment manager to certain Predecessor Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for the three months ended March 31, 2022 and $6 million and $12 million for the three and six months ended June 30, 2021. These expenses were recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Predecessor Company entered into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF had a substantially equal and offsetting position with an external counterparty. See Note 6 for additional information.

Joint Ventures

The Predecessor Company previously made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" included $0 million at March 31, 2022 and December 31, 2021, respectively. "Net investment income" related to these ventures included no gain or loss the three months ended March 31, 2022 and gains of $14 million and $18 million for the three and six months ended June 30, 2021, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Asset Management and Service Fees

The Predecessor Company had a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Predecessor Company received fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $22 million for the three months ended March 31, 2022 and $24 million and $47 million for the three and six months ended June 30, 2021, respectively. These revenues were recorded as “Asset management and service fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

The Predecessor Company participated in affiliated asset trades with former parent and sister companies. Book and market value differences for trades with a parent and sister were recognized within "Realized investment gains (losses), net". The table below shows affiliated asset trades for the three months ended March 31, 2022 and for the year ended December 31, 2021.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain (Loss)
				(in millions)
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$201	$201	$—
Prudential Insurance	April 2021	Purchase	Commercial Mortgage Loan	$177	$177	$—
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	$15	$15	$—
Prudential Insurance	June 2021	Sale	Equities	$3	$3	$—
Pruco Life	June 2021	Sale	Equities	$40	$38	$2
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	$12	$12	$—
Passaic Fund LLC	July 2021	Transfer Out	Other Invested Assets	$196	$196	$—
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$2	$2	$—
Prudential Insurance	September 2021	Sale	Fixed Maturities	$12	$11	$1
Prudential Retirement Insurance and Annuity Company	September 2021	Sale	Fixed Maturities	$26	$24	$2
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Fixed Maturities	$35	$35	$—
Prudential Insurance	September 2021	Purchase	Derivatives	$—	$—	$—
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Derivatives	$(1)	$(1)	$—
Prudential Financial	October 2021	Sale	Equities	$10	$10	$—
Pruco Life	November 2021	Sale	Derivatives	$1	$—	$1

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain (Loss)
				(in millions)
Prudential Arizona Reinsurance	November 2021	Purchase	Fixed Maturities	$55	$55	$—
Pruco Life	December 2021	Transfer Out	Fixed Maturities	$2,038	$1,934	$104
Pruco Life	December 2021	Sale	Fixed Maturities	$57	$57	$—
Prudential Financial	December 2021	Dividend	Fixed Maturities	$167	$167	$—
Prudential Financial	December 2021	Sale	Fixed Maturities	$144	$138	$6
Prudential Financial	December 2021	Purchase	Commercial Mortgage Loan	$185	$185	$—
Pruco Life	December 2021	Transfer Out	Commercial Mortgage Loan	$538	$517	$21
Pruco Life	December 2021	Sale	Derivatives	$8	$2	$6
Pruco Life	January 2022	Sale	Fixed Maturities	$4	$5	$(1)
Prudential Financial	January 2022	Sale	Commercial Mortgage Loan	$29	$30	$—
Pruco Life	January 2022	Sale	Derivatives	$—	$—	$—
Pruco Life	February 2022	Sale	Fixed Maturities	$129	$138	$(10)
Prudential Financial	March 2022	Sale	Fixed Maturities	$33	$33	$(1)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Debt Agreements

The Predecessor Company was authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. As of December 31, 2021, there were no short and long-term debt to affiliates outstanding.

The total interest expense incurred by the Predecessor Company related to affiliated loans and cash collateral with PGF was $0 million for the three months ended March 31, 2022 and $4 million and $8 million for the three and six months ended 2021, respectively.

Contributed Capital and Dividends

Through March 31, 2022 and December 31, 2021, the Predecessor Company did not receive any capital contributions.

In March 2022, the Predecessor Company had a return of capital in the amount of $306 million to PAI. In July 2021, in connection with the 2021 Variable Annuities Recapture, there was a $3,813 million return of capital to PAI.

In March, June, and December of 2021, the Predecessor Company paid a dividend of $192 million, $188 million, and $451 million respectively, to PAI.

Reinsurance with Affiliates of Predecessor Company

The Predecessor Company used reinsurance as part of its risk management and capital management strategies for certain of its living benefit guarantees and variable annuity base contracts.

Effective April 1, 2016, the Predecessor Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company ("Pruco Life"), excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable annuities with guaranteed living benefit riders. The discontinuation has no impact on the reinsurance agreement between Pruco Life and the Company.

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Predecessor Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life after the recapture. This transaction is referred to as the "2021 Variable Annuities Recapture". See Note 1 to the Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured certain of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Predecessor Company's Unaudited Interim Statements of Financial Position as of December 31, 2021 were as follows:

December 31, 2021
(in millions)
Reinsurance recoverables	$8,108
Deferred policy acquisition costs	(530)
Deferred sales inducements	(26)
Value of business acquired	(2)
Other assets	54
Reinsurance payables	7,183
Other liabilities	824

The reinsurance recoverables by counterparty are broken out below:

December 31, 2021
(in millions)
Prudential Insurance	$372
Pruco Life	7,736
Total reinsurance recoverables	$8,108

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Predecessor Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss), were as follows:

	Predecessor Company
	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
	2022	2021
	(in millions)
Premiums:
Direct	$9	$6	$13
Assumed	—	6	16
Ceded	(1)	(1)	(2)
Net premiums	8	11	27
Policy charges and fee income:
Direct	102	109	216
Assumed	—	412	819
Ceded(1)	(5)	(7)	(13)
Net policy charges and fee income	97	514	1,022
Asset management and service fees:
Direct	22	25	48
Assumed	—	84	165
Ceded	(2)	(2)	(4)
Net asset management and service fees	20	107	209
Realized investment gains (losses), net:
Direct	312	493	(1,613)
Assumed	—	(1,356)	4,022
Ceded	169	26	(117)
Realized investment gains (losses), net	481	(837)	2,292
Policyholders' benefits (including change in reserves):
Direct	31	7	24
Assumed	—	(10)	3
Ceded(2)	(5)	(1)	(1)
Net policyholders' benefits (including change in reserves)	26	(4)	26
Interest credited to policyholders’ account balances:
Direct	91	15	96
Assumed	—	6	77
Ceded	(6)	—	(4)
Net interest credited to policyholders’ account balances	85	21	169
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41)	175	514

(1)Includes $0.0 million, $(0.1) million and $(0.4) million of unaffiliated activity (with respect to the Predecessor Company) for the three months ended March 31, 2022 the three months ended June 30, 2021 and the six months ended June 30, 2021, respectively.
(2) Includes $0.0 million and $(0.3) million, and $0.4 million of unaffiliated activity (with respect to the Predecessor Company) for the three months ended March 31, 2022, the three months ended June 30, 2021, and the six months ended June 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to April 1, 2022, Fortitude Life Insurance & Annuity Company ("FLIAC" or the "Company"), which was previously named Prudential Annuities Life Assurance Corporation ("PALAC"), was a wholly-owned subsidiary of Prudential Annuities, Inc ("PAI"), an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), a New Jersey Corporation. On April 1, 2022 PAI completed the sale of its equity interest in the Company to Fortitude Group Holdings, LLC ("FGH"). As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of FLIAC as of June 30, 2022 and its results of operations for the three months ended June 30, 2022. The MD&A also addresses the results of operations of PALAC for the three months ended March 31, 2022 compared to the same prior year period. Other periods presented on the statement of financial condition or statement of operations are not comparable due to the election to apply "pushdown" accounting to the Company following its acquisition by FGH. See Accounting Pronouncements and Policies for further information. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was established in 1969 and has been a provider of annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.

The Company has sold a wide array of annuities, including deferred and immediate variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options subject to a limited market value adjustment or no market value adjustment and not registered with the SEC. The Company ceased offering these products.

Predecessor Company Reinsurance Transactions

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life after the recapture. This transaction is referred to as the "2021 Variable Annuities Recapture". See Note 1 to the Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021, for more details.

Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured certain of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.

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

•Results of Operations. See “Results of Operations” for a discussion of results for the second quarter of 2022.

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

Impact of a Changing Interest Rate Environment

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
•insurance reserve levels and market experience true-ups;
•customer account values, including their impact on fee income;
•product design features, crediting rates and sales mix; and
•policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Following the acquisition of FLIAC, we have elected to apply "pushdown" accounting to the Company. The application of "pushdown" accounting creates a new basis of accounting for all assets and liabilities based on fair values. As a result, the Company's financial position and results of operations subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period to March 31, 2022 is referred to as the Predecessor Company named "PALAC". The post-acquisition period, April 1, 2022 and forward, includes the impact of acquisition accounting and is referred to as the Successor Company, named "FLIAC".

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•Insurance liabilities;
•Valuation of investments, including derivatives;
•Reinsurance recoverables/payables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

Future Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018. Large calendar-year public companies that early adopt ASU 2018-12 are allowed to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

As previously discussed, the Company has elected to apply the fair value option for all of its insurance liabilities. As a result of this election, the Company's insurance liabilities are no longer within the scope of ASU 2018-12.

Segment and Product Overview

Our business is comprised of two major blocks of in-force policies, which we refer to as the “Retained Business” and the “Ceded Business”. The Retained Business consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products. The Retained Business is actively managed by FLIAC management and the Successor Company retains the full economic benefits and risks. The Retained Business consists of approximately 230,000 variable annuity contracts originated between 1993 – 2010. These products allow the holder to direct investments into certain separate account funds to receive tax deferred build-up within the contract. Most of the contracts have optional living benefit riders, which entitle the holder to elect to withdraw a guaranteed amount from the contract while he/she is alive, irrespective of the balance in his/her separate account (GMWB). Almost all of the contracts also offer a guaranteed amount payable to a beneficiary upon the death of the holder (GMDB).

The Ceded Business represents certain business (primarily registered index linked-annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to The Prudential Insurance Company of America (PICA) and Pruco Life Insurance Company (Pruco Life) under existing coinsurance and modified coinsurance agreements. The Ceded Business will continue to impact certain line items within the Company’s financial statements but will not have a material impact to stockholders’ equity or net income and will be the economic impact of PICA and Pruco Life.

In addition, PFI has instituted, in accordance with applicable state law, a program to novate a significant portion of the Ceded Business policies from FLIAC to either PICA or Pruco Life. This program was initiated in May 2022 and is not expected to have a material impact on the financial statements but will result in the reduction of certain activity/balances associated with these policies.
Changes in Financial Position
As noted under Accounting Policies and Pronouncements, the Company's financial position subsequent to the acquisition is not comparable with that prior to April 1, 2022. As a result, the following discussion regarding changes in the financial position of the Company will be based on changes subsequent to the acquisition-date balance sheet as of April 1, 2022. Also included below is discussion regarding the changes from December 31, 2021 to March 31, 2022 as previously disclosed in the Predecessor Company's first quarter of 2022 10-Q.
Successor Company
Retained Business
Assets decreased approximately $3.8 billion from $32.1 billion at April 1, 2022 to $28.3 billion at June 30, 2022. The decrease was primarily driven by a $4.0 billion decline in separate account assets due to market depreciation resulting mostly from unfavorable equity market performance.
Liabilities decreased approximately $3.8 billion from $30.3 billion at April 1, 2022 to $26.5 billion at June 30, 2022. The decrease was primarily driven by a decline in separate account liabilities, corresponding to the decrease in separate account assets, as discussed above.
Equity was $1.8 billion at both April 1, 2022 and June 30, 2022, with a net loss of $180 million offset by an increase in our own-credit risk (OCR) impact on the fair value of insurance liabilities of $194 million reflected in accumulated other comprehensive income (loss).
Ceded Business
Assets decreased $2.1 billion from $13.2 billion at April 1, 2022 to $11.2 billion at June 30, 2022. The decrease was primarily driven by a $1.7 billion decline in total investments due to the previously mentioned novations during the second quarter of 2022. Also contributing to the decline in total investments were losses related to derivatives and losses in the fixed maturity securities portfolio resulting from rising interest rates.

Liabilities decreased $2.1 billion from $13.2 billion at April 1, 2022 to $11.2 billion at June 30, 2022. The decrease was primarily driven by a $2.4 billion decline in the fair value of insurance liabilities, which was primarily driven by the previously mentioned novation of a portion of the business during the second quarter of 2022.
There was no equity within our Ceded Business at both April 1, 2022 and June 30, 2022 as the assets are fully offset by the liabilities.
Predecessor Company
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

Total liabilities decreased $3.8 billion from $56.9 billion at December 31, 2021 to $53.1 billion at March 31, 2022. Significant components were:

•$0.7 billion decrease in Future policy benefits driven by a decrease in reserves related to our variable annuity living benefit guarantees due to widening non-performance risk ("NPR") spreads and rising interest rates.
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
Results of Operations
As noted under Accounting Policies and Pronouncements, the Company's results of operations subsequent to the acquisition is not comparable with those prior to April 1, 2022. As a result, the following discussion regarding the results of operations of the Successor Company will not be compared to previous periods and will be based solely on activity for the period subsequent to the acquisition. Also included below is discussion regarding the results of operations as previously disclosed in the Predecessor Company's first quarter of 2022 10-Q.

SUCCESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Three Months Ended June 30, 2022

Retained Business

The loss from operations before income taxes of $231 million was driven primarily by changes in the fair value of insurance liabilities from April 1, 2022, excluding changes in OCR, driven primarily by a decline in equity markets, partially offset by higher interest rates. Also contributing to the loss from operations before income taxes were investment losses primarily in the fixed maturity securities portfolio resulting from higher interest rates and elevated general, administrative and other expenses driven by acquisition-related expenses that we expect to decline in future periods. Partially offsetting the drivers of the loss from operations before income taxes were policy charges and fee income and net investment income.

Ceded Business

There was no impact to the loss from operations before income tax as net investment income and investment losses were fully offset by changes in the fair value of insurance liabilities and policyholder benefits.

REVENUES, BENEFITS, AND EXPENSES

Three Months Ended June 30, 2022
Retained Business

Revenues were $82 million for the three months ended June 30, 2022, driven primarily by policy charges and fee income, net investment income, and investment losses that resulted from market interest rate increases during the period which resulted in a corresponding impact on the fair value of fixed maturity securities and interest rate swaps.

Benefits and expenses were $313 million for the three months ended June 30, 2022 and primarily driven by the increase in the fair value of insurance liabilities. Also contributing to benefits and expenses for the period were general, administrative and other expenses driven by acquisition-related expenses that we expect to decline in future periods.
Ceded Business

There was no impact to the loss from operations before income taxes as all revenues and expenses are ceded back to PICA or Pruco Life.

PREDECESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Three Months Ended March 31, 2022

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

Three Months Ended June 30, 2021

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

Six Months Ended June 30, 2021

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

The following table provides the net impact to the Unaudited Interim Statements of Operations for the Predecessor Company, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

	Predecessor Company
	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
	2022	2021
	(in millions)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$459	$(1,883)	$5,581
Change in the NPR adjustment	156	(104)	(903)
Change in fair value of hedge assets, excluding capital hedges(3)	(392)	1,334	(3,112)
Change in fair value of capital hedges(4)	39	(503)	(803)
Other	218	578	1,106
Realized investment gains (losses), net, and related adjustments	480	(578)	1,869
Market experience updates(5)	(57)	92	161
Charges related to realized investments gains (losses), net	(97)	74	(260)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$326	$(412)	$1,770
REVENUES, BENEFITS, AND EXPENSES

Three Months Ended March 31, 2022

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

Three Months Ended June 30, 2021

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

Six Months Ended June 30, 2021

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
Retained Business Strategies and Risk Management

We manage the Retained Business with a focus on long-term economics and a willingness to sustain short-term volatility in our earnings, while remaining compliant with our risk appetite framework. Our overall business strategy is to generate above-market risk adjusted returns by:

•Ensuring we have a strong statutory balance sheet following capital market stresses, including but not limited to, sharp reductions in equity prices and interest rates and increases in credit spreads,
•Leveraging our investment capabilities to deploy a portion of our asset portfolio into private fixed income securities with a sufficiently wide spread to comparable public securities,
•Investing in high-quality liquid public fixed income securities and preserving a cash balance sufficient to pay current claims and expenses, while maintaining collateral to satisfy margin requirements in connection with the derivative transactions forming our Asset Liability Matching (ALM) strategy, as described below.

The primary risk exposures of our Retained Business relate to actual deviations from, or changes to, the pricing assumptions developed at acquisition for these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the pricing assumptions developed at acquisition for these products. We have developed and implemented a risk management strategy to mitigate the potential adverse effects of fluctuations in capital markets, specifically equity markets and interest rates, primarily through a combination of i) Product Design Features and ii) our ALM strategy.

Product Design Features

A portion of the variable annuity contracts includes an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments.

ALM Strategy

We employ an ALM strategy that utilizes a combination of both fixed income instruments and derivatives to meet expected claims associated with our variable annuity living and death benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living and death benefit claims net of expected separate account fee revenue. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter ("OTC") equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products. We explicitly consider liquidity and risk-based capital as well as current market conditions in our asset/liability management strategies. Below is specific discussion on our ALM strategy regarding interest and equity risks:

Market Risk Related to Interest Rates

In order to mitigate the impact that an unfavorable interest rate environment has on our net interest margins, we employ strategic asset allocations and derivative strategies within a disciplined risk management framework. These strategies seek to target the interest rate sensitivity of the assets to a certain percentage of the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program is holistic, in that it considers contributions from both our fixed income asset portfolio, as well as our interest rate derivatives, in offsetting the interest rate sensitivity of our liabilities.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change in duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by managing the relative sensitivity of asset and liability values to interest rate changes to within a certain prescribed tolerance range.

Market Risk Related to Equity Prices

We have exposure to equity risk primarily through the impact of changes in equities prices on the incidence and magnitude of future contractholder claims, as well as fee revenue. We manage this risk using equity-based derivatives. As with interest rate risk, we target the equity sensitivity of the assets (equity derivatives) to a certain percentage of the estimated equity market sensitivity of the economic liability. We manage the relative sensitivity of asset and liabilitiy values to equity price changes to within a certain prescribed tolerance range.

We manage equity risk against benchmarks in respective markets. We benchmark returns of equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equity returns against the MSCI EAFE, a market index of European, Australian and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.

Income Taxes

For information regarding income taxes, see Note 8 to the Unaudited Interim Financial Statements.

Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of the Company. Capital refers to the long-term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions, our ability to borrow and our access to capital markets.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Capital

We manage FLIAC to regulatory capital levels and utilize the risk-based capital (“RBC”) ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, equity market and interest rate risks and general business risks. RBC determines the minimum amount of capital required of an insurer to support its operations and underwriting coverage. The ratio of a company’s Total Adjusted Capital (TAC) to RBC is the corresponding RBC ratio. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

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

The Predecessor Company made distributions to its parent, PAI, for the three month periods indicated below. Following the previously discussed change in ownership, the Successor Company will no longer make dividends to PAI.

Return of Capital
(in millions)
March 31, 2022	$306
December 31, 2021	$451
September 30, 2021	$3,813

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

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We also consider the risk of future collateral requirements under stressed market conditions in respect of the derivatives we utilize.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of June 30, 2022 and December 31, 2021, the Company had liquid assets of $9 billion and $12 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $1.6 billion and $2.9 billion as of June 30, 2022 and December 31, 2021, respectively.

Financing activities

Hedging activities associated with living benefit guarantees and other market sensitive exposures

The hedging portion of our risk management strategy associated with our living benefit guarantees, including those assumed from Pruco Life, is being managed within the Company. For the portion of the risk management strategy executed through hedging, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain living benefit guarantees and other market sensitive exposures against changes in certain capital market risks. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet the Company's payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the risk of loss from changes in interest rates and equity prices resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets. See Item 1A, “Risk Factors” above for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations. Following the acquisition of the Company from PAI on April 1, 2022, we have updated certain aspects of our hedging strategy that have resulted in changes to our economic exposure to market risk as previously described in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Predecessor Company's Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the Securities and Exchange Commission. See also Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Market Risk Management

Management of market risk, which we consider to be a combination of both investment risk and market risk exposures, includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities.
Our risk management process utilizes a variety of tools and techniques, including:

•Measurement of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);
•Hedge target definition;
•Asset/liability management, which includes our hedging programs; and
•Stress scenario testing related to our risk appetite framework

Measurement of Price Sensitivity to Market Changes

We measure the price sensitivity to market changes on a daily basis. Sensitivities of both assets and liabilities are gauged and these measurements form the basis for actions we take under our asset/liability and hedging programs. We measure both a target level of price sensitivity, as well as tolerance levels above and below the target, for each market change.

Hedge Target

Definition of the hedge target is critical for market risk management, as it specifies the measure of liability and its attendant price sensitivities. We use a fair value based measure of the liability as our hedge target. Consistent with our approach to risk manage the full economics of the business, we have established a hedge target that reflects the net present value of the full set of product cash flows. For most of the products in the business, this generally includes:

•Living benefit rider claims we expect to pay in the future;
•Living benefit rider fees we receive over time;
•M&E fees we receive on the base variable annuity contracts;
•Net revenue sharing income we contractually receive; and
•Certain product-related expenses.
•Guaranteed death benefits/fees

Asset/Liability Management

We manage assets to liability-based measures. For example, we identify target durations for assets based on Hedge Target characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate and equity price movements. We utilize a combination of fixed income securities and derivatives to implement asset/liability management.

To the extent that we identify a mismatch between asset and liability sensitivities, we enter into derivatives transactions to cover the difference. Derivatives are used to supplement risk mitigation provided by the fixed income securities portfolio. Our derivatives primarily include swaps, futures and options contracts that are exchange-traded or contracted in the OTC market.

Stress Scenario Testing Related to Our Risk Appetite Framework

We have established a risk appetite framework that limits the amount of market risks we can take after consideration of our asset/liability management initiatives. We run stress scenario tests periodically to assess the impact of extreme market movements on our balance sheet. This ensures that we have sufficient capital under stressed market conditions.

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
•Estimated total gross profits;
•Net exposure to the guarantees provided under certain products; and
•Our capital levels.

In order to mitigate the impact that an unfavorable interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. We seek to hedge the interest rate sensitivity of our liabilities with our fixed income assets and derivatives. Our asset/liability management program also helps manage duration gaps and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as customer behavior changes and as changes in the market environment occur.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change in duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets. We consider risk-based capital as well as current market conditions in our asset/liability management strategies.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following table sets forth the net estimated potential change in fair value on these financial instruments from hypothetical 100 basis point upward and downward parallel shift at June 30, 2022.. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of June 30, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Fixed maturity securities		$4,213	$538	$(437)

Liabilities
Interest rate swaps	$3,567	$335	$413	$(354)
Non-OCR fair value of variable annuity liabilities		1,951	(1,120)	903
			$(707)	$549

Net change			$(169)	$112

Market Risk Related to Equity Prices

We have exposure to equity risk primarily through asset/liability mismatches, including our equity-based derivatives, and variable annuity contracts. We manage equity risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the MSCI EAFE, a market index of European, Australian and Far Eastern equities. We target price sensitivities that approximate those of the benchmark indices. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.

We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of June 30, 2022. For comparison, we have also shown the impact of a 10% increase in equity prices. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the liability in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of June 30, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	10% Decrease	10% Increase
	(in millions)
Assets
Equity futures	$36	$36	$165	$(165)
Total return swaps	—	43	173	(173)
Equity options	3,798	224	125	(88)
		$303	$463	$(426)

Liabilities
Non-OCR fair value of variable annuity liabilities		$1,951	$(437)	$402

Net change			$26	$(24)

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Concurrent with the acquisition of FLIAC by Fortitude Group Holdings, LLC (FGH) on April 1, 2022, management has taken steps to integrate FLIAC into FGH's internal controls over financial reporting. As part of these integration efforts, management continued to evaluate and implement changes to processes and information technology systems related to accounting changes, including pushdown accounting, the fair value option election for certain assets and liabilities, and the identification of two reportable segments. Other than these integration efforts, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

FORTITUDE LIFE INSURANCE & ANNUITY COMPANY

By:	/s/ Kai Talarek
Name	Kai Talarek
Senior Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 12, 2022