Form 10-Q
period 2022-09-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2022-11-10
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2022, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2022 (Successor Company) and December 31, 2021 (Predecessor Company)	5
	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the three and nine months ended September 30, 2021 (Predecessor Company)	6
	Unaudited Interim Consolidated Statements of Equity for the three and six months ended September 30, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the three and nine months ended September 30, 2021 (Predecessor Company)	7
	Unaudited Interim Consolidated Statements of Cash Flows for the six months ended September 30, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the nine months ended September 30, 2021 (Predecessor Company)	8
	Notes to Unaudited Interim Consolidated Financial Statements	10
	1. Business and Basis of Presentation	10
	2. Significant Accounting Policies and Pronouncements	11
	3. Business Combination	14
	4. Segment Information	14
	5. Investments	18
	6. Derivatives and Hedging	27
	7. Fair Value of Assets and Liabilities	35
	8. Income Taxes	48
	9. Equity	49
	10. Commitments and Contingent Liabilities	52
	11. Related Party Transactions	54

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	76
Item 4.	Controls and Procedures	79
PART II OTHER INFORMATION		80
Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 6.	Exhibits	81
SIGNATURES		82

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks associated with the integration process related to the company's change in ownership. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	Successor Company	Predecessor Company
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Fixed maturity securities: September 30, 2022 at fair value (1); December 31, 2021, available-for-sale, at fair value (net of $1 allowance for credit losses, amortized cost - $8,556)	$5,565	$8,771
Fixed maturity securities, trading, at fair value (amortized cost: December 31, 2021 - $28)	—	27
Equity securities, at fair value (cost - September 30, 2022 - $201; December 31, 2021 - $323) (1)	170	322
Commercial mortgage and other loans (net of $5 allowance for credit losses)	—	1,504
Short-term investments	37	875
Other invested assets (includes $400 and $13 of assets measured at fair value at September 30, 2022 and December 31, 2021, respectively)	430	106
Total investments	6,202	11,605

Cash and cash equivalents	1,276	2,016
Accrued investment income	56	61
Reinsurance recoverables (1)	220	8,108
Net modified coinsurance receivable, at fair value (1)	70	—
Income taxes	90	909
Deposit asset, at fair value (1)	859	2,659
Other assets	119	954
Separate account assets	23,016	32,267
TOTAL ASSETS	$31,908	$58,579

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities, at fair value (1)	$6,304	$—
Future policy benefits	—	4,505
Policyholders’ account balances	—	11,750
Reinsurance payables	—	7,183
Other liabilities	848	1,192
Separate account liabilities	23,016	32,267
Total liabilities	30,168	56,897
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,763	592
Retained (deficit) earnings	(337)	917
Accumulated other comprehensive income	311	170
Total equity	1,740	1,682
TOTAL LIABILITIES AND EQUITY	$31,908	$58,579

(1) As of April 1, 2022 we have elected the fair value option for these financial statement line items. See Note 2 for further discussion.

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Successor Company		Predecessor Company
	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	September 30		March 31	September 30
	2022			2021
REVENUES
Premiums	$8	$11	$8	$6	$33
Policy charges and fee income	131	261	97	106	1,128
Net investment income	92	189	99	101	386
Asset management and service fees	26	48	20	23	232
Other losses	(16)	(15)	(19)	(42)	(556)
Investment gains (losses), net	(455)	(1,753)	481	5,081	7,373
TOTAL REVENUES	(214)	(1,259)	686	5,275	8,596

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(104)	(974)	—	—	—
Policyholders’ benefits	—	—	26	(242)	(216)
Interest credited to policyholders’ account balances	—	—	85	441	610
Amortization of deferred policy acquisition costs	—	—	104	19	402
Commission expense	27	45	35	1,408	1,739
General, administrative and other expenses	17	55	3	(90)	38
TOTAL BENEFITS AND EXPENSES	(60)	(874)	253	1,536	2,573

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(154)	(385)	433	3,739	6,023
Income tax expense (benefit)	3	(48)	77	778	1,247
NET INCOME (LOSS)	$(157)	$(337)	$356	$2,961	$4,776
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	149	394	—	—	—
Net unrealized investment losses	—	—	(561)	(88)	(1,580)
Total	149	394	(561)	(88)	(1,580)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	32	83	(118)	(19)	(332)
Other comprehensive income (loss), net of taxes	117	311	(443)	(69)	(1,248)
Comprehensive income (loss)	$(40)	$(26)	$(87)	$2,892	$3,528

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, 12/31/2021 (Predecessor Company)	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive income (loss):
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, 3/31/2022 (Predecessor Company)	$3	$286	$1,273	$(273)	$1,289

Balance, 4/1/2022 (Successor Company)	$3	$1,763	$—	$—	$1,766
Comprehensive income (loss):
Net loss	—	—	(180)	—	(180)
Other comprehensive income, net of tax	—	—	—	194	194
Total comprehensive income					14
Balance, 6/30/2022 (Successor Company)	$3	$1,763	$(180)	$194	$1,780
Comprehensive income (loss):
Net loss	—	—	(157)	—	(157)
Other comprehensive income, net of tax	—	—	—	117	117
Total comprehensive loss					(40)
Balance, 9/30/2022 (Successor Company)	$3	$1,763	$(337)	$311	$1,740

	Predecessor Company
	Common Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, 12/31/2020	$3	$4,383	$(3,217)	$1,533	$2,702
Dividend to parent	—	—	(192)	—	(192)
Comprehensive income (loss):
Net income	—	—	1,890	—	1,890
Other comprehensive loss, net of tax	—	—	—	(1,413)	(1,413)
Total comprehensive income					477
Balance, 3/31/2021	$3	$4,383	$(1,519)	$120	$2,987
Dividend to parent	—	—	(188)	—	(188)
Comprehensive income (loss):
Net loss	—	—	(75)	—	(75)
Other comprehensive income, net of tax	—	—	—	234	234
Total comprehensive income					159
Balance, 6/30/2021	$3	$4,383	$(1,782)	$354	$2,958
Return of capital	—	(3,813)	—	—	(3,813)
Assets purchased/transferred from/to affiliates	—	21	—	—	21
Comprehensive income (loss):
Net income	—	—	2,961	—	2,961
Other comprehensive loss, net of tax	—	—	—	(69)	(69)
Total comprehensive income					2,892
Balance, 9/30/2021	$3	$591	$1,179	$285	$2,058

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Successor Company	Predecessor Company
	Six Months Ended September 30	Three Months Ended March 31	Nine Months Ended September 30
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(337)	$356	$4,776
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	1,753	(481)	(7,373)
Interest credited to policyholders’ account balances	—	85	610
Other, net	(10)	2	4
Change in:
Insurance liabilities, at fair value	(6,888)	—	—
Fair value of deposit asset	1,748	—	—
Net modified coinsurance receivable, at fair value	4,114	—	—
Future policy benefits	—	60	604
Accrued investment income	(20)	1	48
Net receivables from/payables to parent and affiliates	—	(37)	(23)
Deferred policy acquisition costs	—	104	3,488
Income taxes	262	142	686
Reinsurance recoverables, net	19	(39)	40
Derivatives, net	(37)	(1,079)	(3,001)
Other, net	(14)	(3)	(1,924)
Cash flows from (used in) operating activities	590	(889)	(2,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	3,048	—	—
Fixed maturity securities, available-for-sale	—	422	8,859
Fixed maturity securities, trading	—	—	2,082
Equity securities	—	95	46
Secured receivable	60	—	—
Commercial mortgage and other loans	—	39	116
Other invested assets	5	1	44
Short-term investments	289	795	389
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(4,134)	—	—
Fixed maturity securities, available-for-sale	—	(751)	(5,142)
Fixed maturity securities, trading	—	—	(5,384)
Equity securities	(10)	—	(6)
Secured receivable	(7)	—	—
Commercial mortgage and other loans	—	(13)	(1,090)
Other invested assets	(131)	—	(225)
Short-term investments	(23)	(94)	(166)
Derivatives, net	—	3	(88)
Other, net	(41)	—	54
Cash flows from (used in) investing activities	(944)	497	(511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account deposits (withdrawals)	(109)	62	4,124
Cash collateral for loaned securities	(36)	205	—
Repayments of debt (maturities longer than 90 days)	—	—	(300)
Net increase/(decrease) in short-term borrowing	—	—	(120)
Drafts outstanding	(3)	(7)	(10)
Distribution to parent	—	(306)	(774)
Repurchase agreements	200	—	—
Cash flows from (used in) financing activities	52	(46)	2,920
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(302)	(438)	344
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,578	2,016	1,069
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,276	$1,578	$1,413

During the six months ended September 30, 2022, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company, a subsidiary of Prudential Financial, Inc., that resulted in non-cash transactions of $4,116 million of investments with a corresponding offset of $(4,116) million related to the modified coinsurance payable, which is presented on a net basis with the modified coinsurance receivable as "Net modified coinsurance receivable, at fair value" in the consolidated statement of cash flows and consolidated statement of financial position.

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiary (collectively, “FLIAC” or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation ("PALAC")) was a wholly-owned subsidiary of Prudential Annuities, Inc ("PAI"), an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates. See Basis of Presentation below and Note 3 for further information regarding the acquisition.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Company and a variable interest entity ("VIE") that meets the requirements for consolidation. All intercompany transactions have been eliminated in consolidation.

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we have elected to "push down" the basis to FLIAC in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of push-down accounting and is referred to as the Successor Company. See Note 3 for further information regarding the acquisition and our application of push-down accounting.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Novation of Ceded Business

In the second quarter of 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on net equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the six months ended September 30, 2022, approximately $6 billion of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program, which represents approximately 60 percent of account value since the acquisition of the Company on April 1, 2022.
Predecessor Company Reinsurance Transactions

Effective April 1, 2016, the Predecessor Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to The Prudential Insurance Company of America ("Prudential Insurance"), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable annuities with guaranteed living benefit riders. The discontinuation had no impact on the reinsurance agreement between Pruco Life and the Predecessor Company.

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

Predecessor Company

During the first quarter of 2022, the Predecessor Company recorded an out-of-period adjustment which decreased “Investment gains (losses), net” by $48 million, resulting in a net decrease of $48 million to “Income (loss) from operations before income taxes” during the three months ended March 31, 2022. This adjustment related to certain portions of reinsurance activity that had been incorrectly recorded during the fourth quarter of 2021. Management evaluated the impact of all out-of-period adjustments, both individually and in the aggregate, and concluded that they were not material to any current or previously reported quarterly or annual financial statements.

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

The following represents the financial statement line items impacted by the fair value election and the changes to such line items from what was previously presented under the Predecessor Company:

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Successor Company	Predecessor Company
Financial Statement Line Item
STATEMENTS OF FINANCIAL POSITION
Assets
Investments
	"Fixed maturity securities, at fair value"	"Fixed maturity securities, available-for-sale, at fair value" and "Fixed maturity securities, trading, at fair value"
	"Equity securities, at fair value"	"Equity securities, at fair value"
	"Secured Receivable" (1)	"Commercial mortgage and other loans"
Other
	"Reinsurance recoverables" and "Net modified coinsurance receivable, at fair value" (2)	"Reinsurance recoverables" and "Reinsurance payables"
	"Deposit asset at fair value" (3)	"Deposit asset"
Liabilities
	"Insurance liabilities, at fair value"	"Future policy benefits" and "Policyholders' account balances"

STATEMENTS OF OPERATIONS
Revenues
	"Investment gains (losses), net"	"Realized investment gains (losses), net" and "Net unrealized investment gains (losses)" (4)
Benefits and Expenses
	"Policyholder benefits and changes in fair value of insurance liabilities"	"Policyholders' benefits" and "Interest credited to policyholders' account balances"
STATEMENTS OF COMPREHENSIVE INCOME
Other comprehensive income (loss)
	"Changes in own-credit risk related to insurance liabilities"	N/A

(1) Also includes certain fixed maturity securities previously contained in "Fixed maturity securities, available-for-sale" by the Predecessor Company. See "Secured Receivable"section below for further discussion.
(2) Balances unrelated to the modified coinsurance agreement will remain in the respective reinsurance recoverable and payable line items.
(3) Included within "Other assets" by the Predecessor Company.
(4) Represents "Net unrealized investment gains (losses)" included in Other comprehensive income (loss).

During the third quarter of 2022 we purchased residential mortgage loans for which we have elected to apply the fair value option. The investments are included in Other invested assets in the unaudited interim consolidated statements of financial position. See Note 5 for further information.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Secured Receivable

The economics of commercial mortgage and other loans and certain fixed maturity securities held by the Predecessor Company have been transferred to FLIAC via participation agreements. The legal ownership and control over the participated assets was not transferred and cannot be freely pledged or exchanged by FLIAC. This transfer did not meet the requirements of sale accounting and is therefore accounted for as a secured borrowing. These participated assets are represented on our balance sheet, at fair value, in the form of a secured receivable, all of which is associated with our Ceded Business segment. During the third quarter of 2022, all assets within the participation agreements were transferred out of the Company as part of the novation program discussed in Note 1. Accordingly, the Secured Receivable is no longer carried on FLIAC's balance sheet as of September 30, 2022. There was no impact to net income or equity as a result of these transfers.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of an Accounting Standards Update ("ASU") to the ASC. We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2022 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. Public business entities that meet the definition of an SEC filer and are not Small Reporting Companies that early adopt ASU 2018-12 are allowed to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in their 2022 financial statements. Companies that do not early adopt ASU 2018-12 will apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

As previously discussed, we have elected to apply the fair value option for all of our insurance liabilities. As a result of this election, our insurance liabilities are no longer within the scope of ASU 2018-12.

Other ASUs issued but not yet adopted as of September 30, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.	January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.	Following our election of the fair value option for our secured receivable, and the expectation to elect the fair value option on any newly acquired financing receivables, we do not expect the adoption of the ASU to have an impact on the Consolidated Financial Statements or Notes to the Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. BUSINESS COMBINATION

As referenced in Note 2, we have applied push-down accounting to FLIAC's consolidated financial statements, which resulted in the initial recognition of its assets and liabilities at fair value as of the acquisition date, April 1, 2022.

The total preliminary purchase consideration of the acquisition was $1,761 million, comprised of $1,748 million cash transferred for the purchase price and a $13 million cash reimbursement to the seller for transaction costs incurred. A bargain purchase gain was recognized in the amount of $5 million, representing the excess of the fair value of net assets acquired over the consideration paid. The bargain purchase gain was allocated to additional paid-in capital to reflect the transaction and the new basis of net assets recorded.

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date and represents amounts recognized for each major class of assets and liabilities, after application of push-down accounting.

Successor Company
April 1, 2022
(in millions)
ASSETS
Total investments	$10,807
Cash and cash equivalents	1,578
Reinsurance recoverables	239
Net modified coinsurance receivable	68
Income taxes	352
Deposit asset	2,607
Other assets	96
Separate account assets	29,426
TOTAL ASSETS	$45,173

LIABILITIES
Insurance liabilities	$13,611
Other liabilities	370
Separate account liabilities	29,426
TOTAL LIABILITIES	43,407

Net assets acquired	1,766
Consideration	1,761
BARGAIN PURCHASE GAIN	$5

During the third quarter of 2022, the Successor Company made the following corrections to the previously reported fair value of assets acquired and liabilities assumed at the acquisition date, which are reflected in the above chart. These corrections had no impact to net assets acquired, consideration paid, or the bargain purchase gain.
•$105 million decrease to Reinsurance recoverables;
•$63 million increase to Net modified coinsurance receivable;
•$8 million decrease to Deposit asset; and
•$50 million decrease to Insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.    SEGMENT INFORMATION

Following the acquisition by FGH, we have separated our business into two reportable segments, which we refer to as the "Retained Business" and the "Ceded Business."

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. We have a modco payable of $2,136 million equal to the assets held in the Ceded Business, which is included in the net modified coinsurance receivable. Historical information has not been revised for the segment presentation and is not comparable following the election of push-down accounting as of April 1, 2022.

The following is the Consolidated Statement of Financial Position by segment:

	September 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,310	$1,892	$6,202
Cash and cash equivalents	553	723	1,276
Accrued investment income	45	11	56
Reinsurance recoverables	—	220	220
Net modified coinsurance receivable	—	70	70
Income taxes	90	—	90
Deposit asset	—	859	859
Other assets	117	2	119
Separate account assets	21,024	1,992	23,016
TOTAL ASSETS	$26,139	$5,769	$31,908

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$3,019	$3,285	$6,304
Other liabilities	356	492	848
Separate account liabilities	21,024	1,992	23,016
TOTAL LIABILITIES	24,399	5,769	30,168

EQUITY	1,740	—	1,740
TOTAL LIABILITIES AND EQUITY	$26,139	$5,769	$31,908

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following is comprehensive income (loss) by segment:

	Three Months Ended September 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$8	$—	$8
Policy charges and fee income	131	—	131
Net investment income	47	45	92
Asset management and service fees	26	—	26
Other losses	(4)	(12)	(16)
Investment gains (losses), net	(463)	8	(455)
TOTAL REVENUES	(255)	41	(214)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(145)	41	(104)
Commission expense	27	—	27
General, administrative and other expenses	17	—	17
TOTAL BENEFITS AND EXPENSES	(101)	41	(60)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(154)	—	(154)
Income tax expense	3	—	3
NET LOSS	$(157)	$—	$(157)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	149	—	149
Less: Income tax expense	32	—	32
Other comprehensive income, net of taxes	117	—	117
Comprehensive loss	$(40)	$—	$(40)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended September 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$11	$—	$11
Policy charges and fee income	261	—	261
Net investment income	82	107	189
Asset management and service fees	48	—	48
Other losses	(4)	(11)	(15)
Investment losses, net	(571)	(1,182)	(1,753)
TOTAL REVENUES	(173)	(1,086)	(1,259)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	112	(1,086)	(974)
Commission expense	45	—	45
General, administrative and other expenses	55	—	55
TOTAL BENEFITS AND EXPENSES	212	(1,086)	(874)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(385)	—	(385)
Income tax benefit	(48)	—	(48)
NET LOSS	$(337)	$—	$(337)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	394	—	394
Less: Income tax expense	83	—	83
Other comprehensive income, net of taxes	311	—	311
Comprehensive loss	$(26)	$—	$(26)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
5.    INVESTMENTS

As discussed in Note 2, we have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity and equity securities, its secured receivable, and residential mortgage loans. The impact of the election has resulted in the following changes:

•Elimination of the "available-for-sale" designation on all fixed maturity securities, resulting in a change in the recording of unrealized gains and losses through "Investment gains (losses), net" in the consolidated statement of operations rather than in "Accumulated other comprehensive income" ("AOCI") as a component of equity in the consolidated statement of financial position;
•Elimination of the required allowance for current expected credit losses on applicable financial assets under ASC 326 - Financial Instruments - Credit Losses, which include fixed maturity securities designated as "available-for-sale" and mortgage and other loans; and
•Elimination of a significant portion of the required disclosures for available-for-sale securities. These disclosures primarily relate to the amortized cost and unrealized gains and losses on available-for-sale securities. Disclosures for historical periods under the Predecessor Company are retained throughout this note.

The accumulated unrealized gains and losses recorded in AOCI at March 31, 2022 related to the available-for-sale securities were reset in conjunction with our election of push-down accounting on April 1, 2022. Similarly, the allowance for credit losses at March 31, 2022 on our available-for-sale securities and secured receivable was eliminated in conjunction with our election of push-down accounting on April 1, 2022. As of September 30, 2022, there was no balance remaining in AOCI for unrealized gains and losses on our available-for-sale securities and no remaining allowance for credit losses.

See Note 7 for further discussion and disclosures of the fair values of these financial assets.

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading) for the Predecessor Company:

	Predecessor Company
	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$654	$74	$1	$—	$727
Obligations of U.S. states and their political subdivisions	281	15	—	—	296
Foreign government bonds	106	9	1	—	114
U.S. public corporate securities	2,345	134	18	—	2,461
U.S. private corporate securities	1,635	24	14	1	1,644
Foreign public corporate securities	793	11	9	—	795
Foreign private corporate securities	920	5	34	—	891
Asset-backed securities(1)	1,058	5	1	—	1,062
Commercial mortgage-backed securities	692	22	8	—	706
Residential mortgage-backed securities(2)	72	3	—	—	75
Total fixed maturities, available-for-sale	$8,556	$302	$86	$1	$8,771

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, equipment leases and sub-prime mortgages.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position for the Predecessor Company:

	Predecessor Company
	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$74	$1	$—	$—	$74	$1
Obligations of U.S. states and their political subdivisions	5	—	—	—	5	—
Foreign government bonds	13	1	7	—	20	1
U.S. public corporate securities	696	12	153	6	849	18
U.S. private corporate securities	855	14	—	—	855	14
Foreign public corporate securities	522	8	50	1	572	9
Foreign private corporate securities	689	34	—	—	689	34
Asset-backed securities	499	1	—	—	499	1
Commercial mortgage-backed securities	157	5	75	3	232	8
Residential mortgage-backed securities	6	—	—	—	6	—
Total fixed maturities, available-for-sale	$3,516	$76	$285	$10	$3,801	$86
As of December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were comprised of $73 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $13 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $10 million of gross unrealized losses of twelve months or more were concentrated in the Predecessor Company’s corporate securities within the consumer non-cyclical, capital goods, and finance sectors.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the Predecessor Company:

	Predecessor Company
	Three months ended September 30	Nine months ended September 30
	2021
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$216	$8,009
Proceeds from maturities/prepayments	196	607
Gross investment gains on sales and maturities	157	1,296
Gross investment losses on sales and maturities	(14)	(75)
Write-downs recognized in earnings (2)	—	(23)
(Addition to) release of allowance for credit losses	(2)	(2)

(1)Includes $(243) million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2021.
(2)Amounts represent write-downs on securities actively marketed for sale.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, for the Predecessor Company:

	Predecessor Company
	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$—	$—	$1	$—	$—	$—	$1
Additions to allowance for credit losses not previously recorded	—	—	—	—	—	—	—
Reductions for securities sold during the period	—	—	—	—	—	—	—
Additions on securities with previous allowance	—	—	—	—	—	—	—
Balance, end of period	$—	$—	$1	$—	$—	$—	$1

	Predecessor Company
	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$—	$—	$—	$—	$—	$—	$—
Additions to allowance for credit losses not previously recorded	—	—	2	—	—	—	2
Reductions for securities sold during the period	—	—	—	—	—	—	—
Reductions on securities with previous allowance	—	—	—	—	—	—	—
Balance, end of period	$—	$—	$2	$—	$—	$—	$2

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$—	$—	$1	$—	$—	$—	$1
Additions to allowance for credit losses not previously recorded	—	—	3	—	—	—	3
Reductions for securities sold during the period	—	—	(1)	—	—	—	(1)
Reductions on securities with previous allowance	—	—	(1)	—	—	—	(1)
Balance, end of period	$—	$—	$2	$—	$—	$—	$2

See Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Predecessor Company’s methodology for developing our allowance for credit losses for the Predecessor Company.

For the three and nine months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the capital goods and transportation sectors within private corporate securities.

The Predecessor Company did not have any fixed maturity securities purchased with credit deterioration as of December 31, 2021.

Fixed Maturity Securities, Trading (Predecessor Company)

The net change in unrealized gains (losses) from fixed maturity securities, trading still held at period end, recorded by the Predecessor Company within “Other income (loss),” was $24 million and $(276) million during the three and nine months ended September 30, 2021, respectively.

Equity Securities (Predecessor Company)

The net change in unrealized gains (losses) from equity securities still held at period end, recorded by the Predecessor Company within “Other income (loss),” was $(3) million and $(12) million during the three and nine months ended September 30, 2021, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Commercial Mortgage and Other Loans (Predecessor Company)

The following table sets forth the composition of “Commercial mortgage and other loans,” for the Predecessor Company:

	Predecessor Company
	December 31, 2021
	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$385	25.5%
Hospitality	17	1.1
Industrial	624	41.5
Office	196	13.0
Other	134	8.9
Retail	102	6.7
Total commercial mortgage loans	1,458	96.7%
Agricultural property loans	51	3.3
Total commercial mortgage and agricultural property loans	1,509	100.0%
Allowance for credit losses	(5)
Total net commercial mortgage and agricultural property loans	$1,504

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans for the Predecessor Company:

	Predecessor Company
	Three Months Ended March 31,
	2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Allowance, beginning of period	$5	$—	$5
Release of allowance for expected losses	(1)	—	(1)
Allowance, end of period	$4	$—	$4

	Predecessor Company
	Three Months Ended September 30			Nine Months Ended September 30
	2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Allowance, beginning of period	$5	$—	$5	$7	$—	$7
Addition to (release of) allowance for expected losses	(1)	—	(1)	(3)	—	(3)
Allowance, end of period	$4	$—	$4	$4	$—	$4

See Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Predecessor Company's methodology for developing the allowance and expected losses.

For the three months ended March 31, 2022 and the three and nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. Also impacting the decline for the three months ended September 30, 2021 were loan sales.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, for the Predecessor Company:

	Predecessor Company
	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$150	$—	$21	$7	$93	$232	$503
60%-69.99%	389	33	10	11	39	28	510
70%-79.99%	317	48	17	—	21	21	424
80% or greater	—	—	—	—	—	21	21
Total	$856	$81	$48	$18	$153	$302	$1,458
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$856	$81	$48	$7	$120	$295	$1,407
1.0 - 1.2x	—	—	—	11	—	—	11
Less than 1.0x	—	—	—	—	33	7	40
Total	$856	$81	$48	$18	$153	$302	$1,458
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$40	$1	$—	$—	$3	$7	$51
60%-69.99%	—	—	—	—	—	—	—
70%-79.99%	—	—	—	—	—	—	—
80% or greater	—	—	—	—	—	—	—
Total	$40	$1	$—	$—	$3	$7	$51
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$40	$1	$—	$—	$3	$3	$47
1.0 - 1.2x	—	—	—	—	—	—	—
Less than 1.0x	—	—	—	—	—	4	4
Total	$40	$1	$—	$—	$3	$7	$51

See Note 2 to the Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the commercial mortgage and other loans credit quality monitoring process.

As of December 31, 2021 there were no commercial and other loans past due or in non-accrual status held by the Predecessor Company. For additional information regarding the Predecessor Company's policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The Predecessor Company did not hold any commercial mortgage and other loans that were purchased with credit deterioration as of December 31, 2021.

For the three months ended September 30, 2021, all commercial mortgage loans acquired were through direct origination. For the nine months ended September 30, 2021, there were $167 million commercial mortgage loans acquired, other than those through direct origination. For both the three and nine months ended September 30, 2021 there were $707 million of commercial and other loans sold.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	Successor Company	Predecessor Company
	September 30, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$14	$19
Real estate-related	5	62
Subtotal equity method	19	81
Fair value:
Private equity	64	4
Real estate-related	—	6
Subtotal fair value	64	10
Total LPs/LLCs	83	91
Derivative instruments	265	3
Other	82	12
Total other invested assets	$430	$106

Amounts contained within Other are comprised primarily of residential mortgage loans and policy loans.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	Successor Company	Predecessor Company
	September 30, 2022	December 31, 2021
	(in millions)
Fixed maturity securities	$45	$58
Commercial mortgage and other loans	—	3
Other invested assets	6	—
Short-term investments and cash equivalents	5	—
Total accrued investment income	$56	$61

There were no write-downs on accrued investment income for the three and six months ended September 30, 2022, the three months ended March 31, 2022, and the three and nine months ended September 30, 2021.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Successor Company		Predecessor Company
	Three Months Ended September 30	Six Months Ended September 30	Three Months Ended March 31	Three Months Ended September 30	Nine Months Ended September 30
	2022			2021
	(in millions)
Fixed maturities securities (1)	$76	$156	$61	$82	$308
Equity securities	1	2	1	1	3
Secured receivable	7	18	—	—	—
Commercial mortgage and other loans	—	—	11	14	46
Other invested assets	10	14	29	11	50
Short-term investments and cash equivalents	3	5	1	1	1
Gross investment income	97	195	103	109	408
Less: investment expenses	(5)	(6)	(4)	(8)	(22)
Net investment income	$92	$189	$99	$101	$386

(1)Includes fixed maturity securities classified as available-for-sale and trading for the three months ended March 31, 2022 and the three and nine months ended, September 30, 2021.

The activity above includes interest income related to fair value option investments.

Investment Gains (Losses), Net

The following table sets forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Successor Company		Predecessor Company
	Three Months Ended September 30	Six Months Ended September 30	Three Months Ended March 31	Three Months Ended September 30	Nine Months Ended September 30
	2022			2021
	(in millions)
Fixed maturity securities (1)	$(458)	$(1,102)	$(21)	$141	$1,197
Secured receivable	(8)	(59)	—	—	—
Commercial mortgage and other loans	—	—	—	28	28
Derivatives	24	(560)	502	4,906	6,139
Other invested assets and equity securities	(13)	(32)	—	6	9
Investment gains (losses), net	$(455)	$(1,753)	$481	$5,081	$7,373

(1)For the Predecessor Company, includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI (Predecessor Company)

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

Predecessor Company
December 31, 2021
(in millions)
Fixed maturity securities, available-for-sale without an allowance	$216
Derivatives designated as cash flow hedges(1)	25
Net unrealized gains on investments	$241

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)For more information on cash flow hedges for the Predecessor Company, see Note 6.

Repurchase Agreements and Securities Lending

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within Other liabilities in the unaudited interim consolidated statements of financial position.

The following table sets forth the remaining contractual maturities of the Successor Company's outstanding repurchase agreements by security type.

	Successor Company
	September 30, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
U.S. corporate public securities	$—	$—	$200	$200

The following table sets forth the remaining contractual maturities of the Successor Company's cash collateral received for securities loaned by security type:

	Successor Company
	September 30, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
Equity securities	$169	$—	$—	$169

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

The Predecessor Company previously accounted for the index-linked features of certain annuity products as embedded derivatives. The Successor Company elected the fair value option for these annuity products, all of which are included in the Ceded Business. See Note 7 for further information.

See below for information on these contracts and the related strategies.

Interest Rate Contracts

Interest rate swaps and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Primary Risks Managed by Derivatives

The tables below provide a summary, by operating segment, of the gross notional amount and fair value of derivative contracts, by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. As part of our application of push-down accounting in connection with the acquisition of the Company, we have de-designated the Predecessor Company's hedging relationships for all of our derivative instruments and accordingly any related accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. Historical information has not been restated

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
under the updated segmentation and is not comparable following the change in ownership on April 1, 2022. See Notes 2 and 3 for further information regarding the acquisition of the Company and Note 4 for further information regarding the Company's segments.

	Successor Company
	September 30, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units		Fair Value
			Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$9,761		$212	$(546)
Currency/Interest Rate
Foreign Currency Swaps	97	—	17	—
Credit
Credit Default Swaps	520		1	(1)
Equity
Equity Futures	1,728		180	—
Total Return Swaps	—		94	—
Equity Options	3,686		232	—
Total Derivatives, Retained Business	15,792		736	(547)

Ceded Business
Interest Rate
Interest Rate Swaps	2,693		49	(119)
Currency/Interest Rate
Foreign Currency Swaps	423		88	—
Credit
Credit Default Swaps	71		—	(3)
Equity
Total Return Swaps	4		—	(1)
Equity Options	10,133		232	(571)
Total Derivatives, Ceded Business	13,324		369	(694)

Total Derivatives (1)	$29,116		$1,105	$(1,241)

(1)     Recorded in “Other invested assets” and “Other liabilities” in the Unaudited Interim Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	December 31, 2021
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value
		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$637	$29	$(1)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$55	$—	$—
Interest Rate Swaps	10,520	339	(255)
Foreign Currency
Foreign Currency Forwards	50	—	(1)
Currency/Interest Rate
Foreign Currency Swaps	208	10	(1)
Credit
Credit Default Swaps	1,746	48	—
Equity
Equity Futures	855	1	(1)
Total Return Swaps	4,803	88	(81)
Equity Options	20,582	963	(1,028)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$38,819	$1,449	$(1,367)
Total Derivatives (1)(2)	$39,456	$1,478	$(1,368)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,060 million as of December 31, 2021 included in “Future policy benefits” and $2,041 million as of December 31, 2021 included in “Policyholders’ account balances". Other assets included $400 million as of December 31, 2021. The fair value of the related reinsurance, included in "Reinsurance recoverables" and/or "Reinsurance payables" was an asset of $1,881 million as of December 31, 2021.
(2)Recorded in “Other invested assets”, “Other liabilities”, and "Payables to parent and affiliates" in the Unaudited Interim Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables) that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	Successor Company
	September 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$1,105	$(840)	$265	$(265)	$—
Offsetting of Financial Liabilities:
Derivatives	$1,241	$(956)	$285	$—	$285

	Predecessor Company
	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$1,478	$(1,475)	$3	$—	$3
Offsetting of Financial Liabilities:
Derivatives	$1,368	$(1,154)	$215	$(215)	$—

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables provide the financial statement classification and impact of derivatives, by segment.

	Successor Company
	Three Months Ended September 30	Six Months Ended September 30
	2022
	Investment gains (losses), net
	(in millions)
Retained Business
Interest Rate	$(259)	$(704)
Currency/Interest Rate	12	12
Credit	(2)	(2)
Equity	124	827
Total, Retained Business	(125)	133
Ceded Business
Interest Rate	(36)	(56)
Currency	—	2
Currency/Interest Rate	(36)	94
Credit	2	(4)
Equity	219	(729)
Total, Ceded Business	149	(693)
Total	$24	$(560)

	Predecessor Company
	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1	$1	$2	$4

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(527)	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(6)	—	—	—
Credit	(12)	—	—	—
Equity	59	—	—	—
Embedded Derivatives	986	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	500	—	—	—
Total	$501	$1	$2	$4

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$3	$2	$5	$33

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(63)	—	—	—
Currency	2	—	—	—
Currency/Interest Rate	(9)	—	—	—
Credit	1	—	—	—
Equity	(18)	—	—	—
Embedded Derivatives	4,990	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	4,903	—	—	—
Total	$4,906	$2	$5	$33

	Predecessor Company
	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$8	$11	$11	$58

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,853)	—	—	—
Currency	2	—	—	—
Currency/Interest Rate	1	—	—	—
Credit	11	—	—	—
Equity	(1,798)	—	—	—
Embedded Derivatives	9,769	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	6,132	—	—	—
Total	$6,140	$11	$11	$58

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in AOCI before taxes:

Predecessor Company
(in millions)
Balance, December 31, 2021	$25

Amount recorded in AOCI
Currency/Interest Rate	9
Total amount recorded in AOCI	9

Amount reclassified from AOCI to income
Currency/Interest Rate	(5)
Total amount reclassified from AOCI to income	(5)

Balance, March 31, 2022	$29

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings.

Following the application of push-down accounting, amounts previously deferred in AOCI related to the Predecessor Company's cash flow hedges were classified to retained earnings due to the Successor Company's election to de-designate the hedging relationship for all of its derivative instruments. Accordingly, there were no amounts recorded in or reclassified from AOCI by the Successor Company during the three and six months ended September 30, 2022. Due to the Successor Company's election to apply push-down accounting and the de-designation of all hedging relationships on the acquisition date, the Successor Company does not expect to reclassify any amounts from AOCI to earnings during the subsequent twelve months ending September 30, 2023.

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

•Secured receivable - We have elected the fair value option for our entire Secured receivable, which represents our participating interest in the underlying commercial mortgage and other loans and certain private credit fixed maturity security securities. See "Updated Fair Value Methods and Assumptions" further below. During the third quarter of September 30, 2022, all assets within the Secured receivable were transferred out of the Company as part of the novation program discussed in Note 1. Accordingly, the Secured receivable is no longer carried on FLIAC's unaudited interim consolidated statements of financial position as of September 30, 2022.

•Residential mortgage loans - We have elected the fair value option for our entire residential mortgage loans portfolio, which are reported in "Other invested assets". See "Updated Fair Value Methods and Assumptions" further below.

•Reinsurance recoverable - We have elected the fair value option for the Reinsurance recoverables associated with the reinsurance agreement with Prudential Insurance. See "Updated Fair Value Methods and Assumptions" further below.

•Net modified coinsurance receivable - We have elected the fair value option for our modified coinsurance receivable and payable balances associated with the reinsurance agreement with Pruco Life regarding variable annuity base contracts, along with the living benefit guarantees. See "Updated Fair Value Methods and Assumptions" further below.

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

	Successor Company
	September 30, 2022
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$643	$—	$—	$643
Obligations of U.S. states and their political subdivisions	—	167	—	—	167
Foreign government bonds	—	15	—	—	15
U.S. corporate public securities	—	2,681	—	—	2,681
U.S. corporate private securities	—	359	334	—	693
Foreign corporate public securities	—	203	—	—	203
Foreign corporate private securities	—	274	32	—	306
Asset-backed securities(2)	—	507	155	—	662
Commercial mortgage-backed securities	—	162	—	—	162
Residential mortgage-backed securities	—	33	—	—	33
Total Fixed Maturity Securities	—	5,044	521	—	5,565
Equity securities	170	—	—	—	170
Short-term investments	37	—	—	—	37
Cash and cash equivalents	519	757	—	—	1,276
Other invested assets(3)	180	925	71	(840)	336
Deposit asset	—	—	859	—	859
Reinsurance recoverables	—	—	220	—	220
Net modified coinsurance receivable	—	—	70	—	70
Subtotal excluding separate account assets	906	6,726	1,741	(840)	8,533
Separate account assets(4)	—	23,016	—	—	23,016
Total assets	$906	$29,742	$1,741	$(840)	$31,549

Liabilities
Insurance Liabilities	$—	$—	$6,304	$—	$6,304
Other liabilities	—	1,241	—	(956)	285
Total liabilities	$—	$1,241	$6,304	$(956)	$6,589

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At September 30, 2022 (Successor Company) and December 31, 2021 (Predecessor Company), the fair values of such investments were $64 million and $10 million, respectively.
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	Successor Company
	September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Corporate securities (2)	$334	Discounted cash flow	Discount rate	3.85%	8.89%	6.00%	Decrease

	32	Discounted cash flow	Discount rate	5.11%	7.33%	6.22%	Decrease
Asset-backed securities	155	Discounted cash flow	Discount rate	3.35%	8.47%	4.84%	Decrease
Other invested assets - Residential mortgage loans	71	Trade price	Trade price	N/A	N/A	N/A	Increase
Deposit asset	859	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	220	Fair values are determined using the same unobservable inputs as insurance liabilities.
Net modified coinsurance receivable	70	Fair values are determined using the same unobservable inputs as insurance liabilities.
Liabilities:
Insurance liabilities
Retained business	$3,019	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over risk free	0.18%	2.85%		Decrease
			Utilization rate(8)	77%	100%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	22%	30%		Increase
Ceded business	$3,285	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over SOFR (7)	0.00%	1.96%		Decrease
			Utilization rate(8)	77%	100%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	16%		Decrease
			Equity volatility curve	22%	30%		Increase

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$163	Discounted cash flow	Discount rate	2.34%	10.17%	2.82%	Decrease
		Market Comparables	EBITDA multiples(3)	6.5X	12.4X	8.8X	Increase
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Other assets	400	Fair values are determined using the same unobservable inputs as policyholders' account balances.
Reinsurance recoverables	1,881	Fair values are determined using the same unobservable inputs as future policy benefits and policyholders' account balances.
Liabilities:
Future policy benefits(4)	$4,060	Discounted cash flow	Lapse rate(6)	1%	20%		Decrease
			Spread over LIBOR(7)	0.03%	1.13%		Decrease
			Utilization rate(8)	39%	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(5)	$2,041	Discounted cash flow	Lapse rate(6)	1%	42%		Decrease
			Spread over LIBOR(7)	0.03%	1.17%		Decrease
			Equity volatility curve	6%	31%		Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturity securities, at fair value as of September 30, 2022 and fixed maturity securities, available-for-sale and fixed maturity securities, trading as of December 31, 2021.
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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Residential mortgage loans - Fair value for residential mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life, and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain residential mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Reinsurance recoverable - The reinsurance recoverable represents a recoverable that backs the insurance liabilities under the reinsurance agreement regarding the business reinsured to Prudential Insurance. The reinsurance recoverable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our reinsurance recoverable is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

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

Insurance liabilities - Our insurance liabilities are comprised of guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits ("GMAB"), guaranteed withdrawal benefits ("GMWB"), guaranteed minimum death benefits ("GMDB") and guaranteed minimum income and withdrawal benefits ("GMIWB"). These are optional riders that are added to the base variable annuity contract, which includes Mortality and Expense charges (M&E) and contract charges. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, M&E charges, contract charges and the anticipated future reimbursement of certain asset management fees. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Successor Company
	Three Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturity securities
Corporate securities(3)	$314	$(22)	$232	$—	$—	$(44)	$(114)	$—	$—	$366	$—
Structured securities(4)	25	(2)	150	—	—	(18)	—	—	—	155	—
Other assets:
Other invested assets	—	—	71	—	—	—	—	—	—	71
Secured receivable	1,555	(9)	22	(60)	—	—	(1,508)	—	—	—	—
Deposit asset	2,158	(3)	—	—	—	—	(1,296)	—	—	859	—
Reinsurance recoverables	378	(158)	—	—	—	—	—	—	—	220	—
Net modified coinsurance receivable	215	(145)	—	—	—	—	—	—	—	70	—

	Successor Company
	Six Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturity securities
Corporate securities(3)	$190	$(38)	$439	$—	$—	$(55)	$(117)	$—	$(53)	$366	$—
Structured securities(4)	33	(2)	175	(10)	—	(18)	(10)	—	(13)	155	—
Other assets:
Other invested assets	—	—	71	—	—	—	—	—	—	71
Secured receivable	1,622	(59)	22	(75)	—	—	(1,510)	—	—	—	—
Deposit asset	2,615	(144)	—	—	—	—	(1,612)	—	—	859	—
Reinsurance recoverables	344	(124)	—	—	—	—	—	—	—	220	—
Net modified coinsurance receivable	5	65	—	—	—	—	—	—	—	70	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Successor Company
	Three Months Ended September 30, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities	$11,257	$(4,615)	$393	$(808)	$111	$(34)	$6,304

	Successor Company
	Six Months Ended September 30, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities	$13,611	$(6,269)	$1,599	$(2,328)	$209	$(518)	$6,304

"Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). In addition, all activity related to our level 3 liabilities are recognized in earnings within change in Policyholders' benefits and changes in fair value of insurance liabilities.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$—	$—	$(12)	$—	$—	$—	$(12)
Other assets:
Other assets	(21)	—	—	—	(6)	—	—
Reinsurance recoverables	201	—	—	—	222	—	—
Liabilities:
Future policy benefits	715	—	—	—	686	—	—
Policyholders' account balances	124	—	—	—	89	—	—

	Predecessor Company
	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—
Corporate securities(3)	232	(6)	143	(11)	—	(14)	(122)	2	—	224	(5)
Structured securities(4)	216	—	32	—	—	(1)	(20)	—	(172)	55	—
Other assets:
Fixed maturities, trading	5	—	2	—	—	—	—	—	(5)	2	—
Equity securities	5	—	—	—	—	—	(4)	—	—	1	—
Short term investments	23	—	6	—	—	(17)	—	—	—	12	—
Cash equivalents	—	—	—	—	—	—	—	—	—	—	—
Other assets	68	1	1	—	—	(1)	—	—	—	69	—
Reinsurance recoverables	302	(4)	4	—	—	—	—	—	—	302	(1)
Liabilities:
Future policy benefits	(12,530)	8,380	—	—	(49)	—	—	—	—	(4,199)	14
Policyholders' account balances(5)	(1,361)	(8)	—	—	(88)	—	—	—	—	(1,457)	543

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$—	$—	$(6)	$—	$(2)	$—	$(3)
Other assets:
Fixed maturities, trading	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—
Short term investments	—	—	—	—	—	—	—
Cash equivalents	—	—	—	—	—	—	—
Other assets	1	—	—	—	—	—	—
Reinsurance recoverables	(4)	—	—	—	(1)	—	—
Liabilities:
Future policy benefits	8,380	—	—	—	14	—	—
Policyholders' account balances	(8)	—	—	—	543	—	—

	Predecessor Company
	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$15	$—	$—	$—	$—	$—	$—	$—	$—	$15	$—
Corporate securities(3)	149	(5)	249	(11)	—	(45)	(122)	17	(8)	224	(6)
Structured securities(4)	19	(1)	235	—	—	(6)	(20)	—	(172)	55	(1)
Other assets:
Fixed maturities, trading	5	—	2	—	—	—	—	—	(5)	2	—
Equity securities	4	1	—	—	—	—	(4)	—	—	1	1
Short term investments	10	—	30	—	—	(29)	—	1	—	12	—
Cash equivalents	—	—	—	—	—	—	—	—	—	—	—
Other assets	54	14	7	—	—	(6)	—	—	—	69	8
Reinsurance recoverables	409	(120)	13	—	—	—	—	—	—	302	(106)
Liabilities:
Future policy benefits	(17,314)	13,746	—	—	(631)	—	—	—	—	(4,199)	1,281
Policyholders' account balances(5)	(580)	(516)	—	—	(361)	—	—	—	—	(1,457)	79

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Predecessor Company
	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(3)	$—	$(3)	$—	$(5)	$—	$(2)
Other assets:
Fixed maturities, trading	—	—	—	—	—	—	—
Equity securities	—	1	—	—	—	1	—
Short term investments	—	—	—	—	—	—	—
Cash equivalents	—	—	—	—	—	—	—
Other assets	14	—	—	—	8	—	—
Reinsurance recoverables	(120)	—	—	—	(106)	—	—
Liabilities:
Future policy benefits	13,746	—	—	—	1,281	—	—
Policyholders' account balances	(516)	—	—	—	79	—	—
.

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

Change in Fair Value of Insurance Contracts

The components of the change in fair value of our insurance contracts are reported in several categories within Revenues and Benefits and expenses in our consolidated statements of operations and comprehensive income (loss). The revenue items include Premiums, Policy charges and fee income, and Asset management and service fees. The Benefits and expenses items include Policyholders' benefits and changes in fair value of insurance liabilities and commission expense. Policyholders' benefits and changes in fair value of insurance liabilities includes the following changes in fair value of the assets and liabilities for which we have elected the fair value option:

	Successor Company
	Three Months Ended	Six Months Ended
	September 30, 2022
	(in millions)
Assets:
Reinsurance recoverables	$(158)	$(19)
Net modified coinsurance receivable	(145)	2
Deposit asset	(1,299)	(1,748)
Liabilities:
Insurance liabilities	$4,953	$7,307

Fortitude Life Insurance & Annuity Company
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

	Successor Company
	September 30, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$56	$—	$56	$56
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$200	$—	$200	$200
Cash collateral for loaned securities	—	169	—	169	169

	Predecessor Company
	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Commercial mortgage and other loans	$—	$—	$1,516	$1,516	$1,504
Policy loans	—	—	12	12	12
Short-term investments	81	—	—	81	81
Cash and cash equivalents	277	—	—	277	277
Accrued investment income	—	61	—	61	61
Reinsurance recoverables	—	—	9	9	8
Receivables from parent and affiliates	—	5	—	5	5
Other assets	—	4	2,275	2,279	2,279
Total assets	$358	$70	$3,812	$4,240	$4,227
Liabilities:
Policyholders’ account balances - investment contracts	$—	$—	$2,391	$2,391	$2,381
Payables to parent and affiliates	—	36	—	36	36
Other liabilities	—	105	—	105	105
Separate account liabilities - investment contracts	—	—	—	—	—
Total liabilities	$—	$141	$2,391	$2,532	$2,522

(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

8.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and six months ended September 30, 2022, the Successor Company's income tax provision amounted to an income tax expense (benefit) of $3 million and $(48) million, or (1.9) percent and 12.5 percent of loss from operations before income taxes, respectively. The effective tax rates for the Successor Company differed from the U.S. statutory tax rate of 21 percent primarily due to the establishment of a valuation allowance on deferred tax assets, non-taxable investment income, and tax credits. See below for further information regarding the valuation allowance on deferred tax assets.

The Predecessor Company's income tax provision amounted to an income tax expense of $77 million, $778 million, and $1,247 million, or 17.8 percent, 20.8 percent, and 20.7 percent of income from operations before income tax, for three months ended March 31, 2022, the three months ended September 30, 2021, and the nine months ended September 30, 2021, respectively. The effective tax rates for the Predecessor Company differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

Acquisition-Related Tax Elections

In conjunction with the acquisition of FLIAC, FGH and PAI agreed to make a joint election under Section 338(h)(10) of the U.S. Internal Revenue Code and under any similar provisions of state or local law (the “Section 338(h)(10) Election”) with respect to the purchase of the shares of FLIAC. Under this election, the parties agreed to treat the transaction for federal income tax purposes as if it had been structured as an asset sale and purchase. As a result of this election, the tax basis of the Successor Company's assets and liabilities were reset to fair value at the time of the acquisition, which resulted in the elimination of previously established current and deferred income tax balances and the establishment of new balances that reflect the updated tax basis, including tax deductible goodwill. See Note 3 for further information regarding the acquisition and the associated updated income tax balances.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. During the third quarter of 2022, the Company established a valuation allowance of $37 million with respect to realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.

9.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The balance of and changes in each component of AOCI are as follows:

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Changes in Own-Credit Risk Related to Insurance Liabilities	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021 (Predecessor Company)	$(1)	$—	$171	$170
Change in OCI before reclassifications	—	—	(576)	(576)
Amounts reclassified from AOCI	—	—	15	15
Income tax benefit	—	—	118	118
Balance, March 31, 2022 (Predecessor Company)	$(1)	$—	$(272)	$(273)

Balance, April 1, 2022 (Successor Company)	$—	$—	$—	$—
Change in OCI before reclassifications	—	245	—	245
Income tax expense	—	(51)	—	(51)
Balance, June 30, 2022 (Successor Company)	$—	$194	$—	$194
Change in OCI before reclassifications	—	149	—	149
Income tax expense	—	(32)	—	(32)
Balance, September 30, 2022 (Successor Company)	$—	$311	$—	$311

(1)Includes cash flow hedges of $29 million and $25 million as of March 31, 2022 and December 31, 2021, respectively.

	Predecessor Company
	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$(1)	$1,534	$1,533
Change in OCI before reclassifications	—	(354)	(354)
Amounts reclassified from AOCI	—	(1,226)	(1,226)
Income tax benefit	—	332	332
Balance, September 30, 2021	$(1)	$286	$285

(1)Includes cash flow hedges of $15 million and $(43) million as of September 30, 2021 and December 31, 2020, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Predecessor Company
	Three Months Ended March 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$5	$11	$29
Net unrealized investment gains (losses) on available-for-sale securities	(20)	141	1,197
Total net unrealized investment gains (losses)(4)	(15)	152	1,226
Total reclassifications for the period	$(15)	$152	$1,226

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

	Predecessor Company
	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$—	$240	$(16)	$(7)	$(46)	$171
Net investment gains (losses) on investments arising during the period	—	(591)	—	—	125	(466)
Reclassification adjustment for (gains) losses included in net income	—	15	—	—	(4)	11
Impact of net unrealized investment (gains) losses	—	—	9	6	(3)	12
Balance, March 31, 2022	$—	$(336)	$(7)	$(1)	$72	$(272)

	Predecessor Company
	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$—	$2,369	$(363)	$(63)	$(409)	$1,534
Net investment gains (losses) on investments arising during the period	2	(742)	—	—	156	(584)
Reclassification adjustment for (gains) losses included in net income	(2)	(1,224)	—	—	257	(969)
Reclassification due to allowance for credit losses recorded during the period	—	—	—	—	—	—
Impact of net unrealized investment (gains) losses	—	—	325	61	(81)	305
Balance, September 30, 2021	$—	$403	$(38)	$(2)	$(77)	$286

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(1)Includes cash flow hedges. See Note 6 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.
(3)"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Predecessor Company has made commitments to fund commercial mortgage loans. As of December 31, 2021, the outstanding balance on commitments to fund commercial mortgage loans was $21 million. These amounts include unfunded commitments that are not unconditionally cancellable. The Successor Company had no commitments outstanding on commercial mortgage loans as of September 30, 2022 due to the fact that all commercial mortgage loans were transferred out under the novation program discussed in Note 1. The Company has made commitments to purchase or fund investments, mostly private fixed maturity securities and alternative investments. As of September 30, 2022 and December 31, 2021, $261 million and $96 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 11 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2022, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
11.    RELATED PARTY TRANSACTIONS

Successor Company

The Successor Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

The majority of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and six months ended September 30, 2022, FLIAC was allocated $8 million and $15 million, respectively, of costs for these services.

Intercompany Liquidity Agreement

Effective April 1, 2022 FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $50 million to meet its short-term liquidity and other capital needs. During the third quarter of 2022, the borrowing capacity of the agreement was increased to $150 million. As of September 30, 2022, there were no borrowings under the agreement. In October 2022, FLIAC borrowed $75 million of funds under the agreement and subsequently repaid the amount in full, plus interest. In November 2022, FLIAC borrowed $75 million of funds under the agreement and expects to repay the outstanding amount, plus interest, in full within one month of borrowing.

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

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management and were de minimis for the three and six months ended September 30, 2022. As of September 30, 2022, assets under management had a market value of $623 million and were comprised primarily of private credit fixed income assets and limited partnership interests or investments in limited partnerships. FLIAC recognized $2 million and $3 million of investment income on such assets during the three and six months ended September 30, 2022, respectively.

In connection with the investment management agreements, as of September 30, 2022, FLIAC has committed $42 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Affiliated Asset Transfers

The Successor Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net". The table below shows affiliated asset trades for the six months ended September 30, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Fixed Maturity Security	$37	$37	$—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Fixed Maturity Security	15	15	—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	9	9	—
Fortitude Re Investments, LLC	August 2022	Purchase	Fixed Maturity Security	42	42	—
Fortitude Re Investments, LLC	August 2022	Purchase	Fixed Maturity Security	23	23	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	15	15	—

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

The Predecessor Company’s general and administrative expenses were charged using allocation methodologies based on business production processes. The Predecessor Company operated under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space were provided by Prudential Insurance. The Predecessor Company reviewed its allocation methodology periodically and made adjustments accordingly. General and administrative expenses included allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Predecessor Company for the stock-based awards program was $0 million for the three months ended March 31, 2022, $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. The expense charged to the Predecessor Company for the deferred compensation program was $0.3 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.

The Predecessor Company was charged for its share of employee benefit expenses. These expenses included costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits were based on final earnings and length of service while others were based on an account balance, which takes into consideration age, service and earnings during a career. The Predecessor Company’s share of net expense for the pension plans was $0.0 million for the three months ended March 31, 2022 and $2.4 million and $7.1 million for the three and nine months ended September 30, 2021, respectively.

The Predecessor Company was also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses included costs related to medical, dental, life insurance and disability. The Predecessor Company's share of net expense for the welfare plans was $0.0 million for the three months ended March 31, 2022 and $0.9 million and $2.9 million for the three and nine months ended September 30, 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provided for salary reduction contributions by employees and matching contributions by the Predecessor Company of up to 4% of annual salary. The Predecessor Company's expense for its share of the voluntary savings plan was $0.0 million for the three months ended March 31, 2022 and $0.9 million and $2.7 million for the three and nine months ended September 30, 2021, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The Predecessor Company paid commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD"), an affiliate of the Predecessor Company, in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees were paid by PAD to broker-dealers who sold the Predecessor Company’s products. Commissions and fees paid by the Predecessor Company to PAD were $29 million for the three months ended March 31, 2022 and $110 million and $347 million for the three and nine months ended September 30, 2021, respectively.

The Predecessor Company was charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Predecessor Company’s share of corporate expenses was $9 million for three months ended March 31, 2022 and $7 million and $20 million for the three and nine months ended September 30, 2021, respectively.

Affiliated Investment Management Expenses

The Predecessor Company paid investments management expenses in accordance with an agreement with PGIM, Inc. (“PGIM”), an affiliate of the Predecessor Company and investment manager to certain Predecessor Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for the three months ended March 31, 2022 and $7 million and $18 million for the three and nine months ended September 30, 2021. These expenses were recorded as “Net investment income” in the Company's Unaudited Consolidated Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Predecessor Company entered into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF had a substantially equal and offsetting position with an external counterparty. See Note 6 for additional information.

Joint Ventures

The Predecessor Company previously made investments in joint ventures with certain subsidiaries of Prudential Financial. "Net investment income" related to these ventures included no gain or loss for the three months ended March 31, 2022 and gains of $8 million and $17 million for the three and nine months ended September 30, 2021, respectively.

Affiliated Asset Management and Service Fees

The Predecessor Company had a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Predecessor Company received fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $22 million for the three months ended March 31, 2022 and $24 million and $72 million for the three and nine months ended September 30, 2021, respectively. These revenues were recorded as “Asset management and service fees” in the Company's Unaudited Consolidated Interim Statements of Operations and Comprehensive Income (Loss).

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain (Loss)
				(in millions)
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$201	$201	$—
Prudential Insurance	April 2021	Purchase	Commercial Mortgage Loan	177	177	—
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	15	15	—
Prudential Insurance	June 2021	Sale	Equities	3	3	—
Pruco Life	June 2021	Sale	Equities	40	38	2
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	12	12	—
Passaic Fund LLC	July 2021	Transfer Out	Other Invested Assets	196	196	—
Prudential Insurance	September 2021	Purchase	Fixed Maturities	2	2	—
Prudential Insurance	September 2021	Sale	Fixed Maturities	12	11	1
Prudential Retirement Insurance and Annuity Company	September 2021	Sale	Fixed Maturities	26	24	2
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Fixed Maturities	35	35	—
Prudential Insurance	September 2021	Purchase	Derivatives	—	—	—
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Derivatives	(1)	(1)	—
Prudential Financial	October 2021	Sale	Equities	10	10	—
Pruco Life	November 2021	Sale	Derivatives	1	—	1

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain (Loss)
				(in millions)
Prudential Arizona Reinsurance	November 2021	Purchase	Fixed Maturities	55	55	—
Pruco Life	December 2021	Transfer Out	Fixed Maturities	2,038	1,934	104
Pruco Life	December 2021	Sale	Fixed Maturities	57	57	—
Prudential Financial	December 2021	Dividend	Fixed Maturities	167	167	—
Prudential Financial	December 2021	Sale	Fixed Maturities	144	138	6
Prudential Financial	December 2021	Purchase	Commercial Mortgage Loan	185	185	—
Pruco Life	December 2021	Transfer Out	Commercial Mortgage Loan	538	517	21
Pruco Life	December 2021	Sale	Derivatives	8	2	6
Pruco Life	January 2022	Sale	Fixed Maturities	4	5	(1)
Prudential Financial	January 2022	Sale	Commercial Mortgage Loan	29	30	—
Pruco Life	January 2022	Sale	Derivatives	—	—	—
Pruco Life	February 2022	Sale	Fixed Maturities	129	138	(10)
Prudential Financial	March 2022	Sale	Fixed Maturities	$33	$33	$(1)

Debt Agreements

The Predecessor Company was authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. As of December 31, 2021, there was no short or long-term debt to affiliates outstanding.

Effective August 2021, $300 million in long-term debt was transferred from the Predecessor Company to Pruco Life based on the market value of the loans plus accrued interest, which totaled $326 million. The Company recognized a loss of $24 million on the transfer. The $300 million debt was legally extinguished.

The total interest expense incurred by the Predecessor Company related to affiliated loans and cash collateral with PGF was $0 million for the three months ended March 31, 2022 and $1 million and $9 million for the three and nine months ended September 30, 2021, respectively.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

Reinsurance amounts included in the audited Financial Statements included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021 were as follows:

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Reinsurance amounts, included in the Predecessor Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss), were as follows:

	Predecessor Company
	Three Months Ended March 31	Three Months Ended September 30	Nine Months Ended September 30
	2021
	(in millions)
Premiums:
Direct	$9	$7	$19
Assumed	—	—	16
Ceded	(1)	(1)	(3)
Net premiums	8	6	33
Policy charges and fee income:
Direct	102	113	329
Assumed	—	—	819
Ceded(1)	(5)	(7)	(20)
Net policy charges and fee income	97	106	1,128
Asset management and service fees:
Direct	22	25	73
Assumed	—	—	165
Ceded	(2)	(2)	(6)
Net asset management and service fees	20	23	232
Realized investment gains (losses), net:
Direct	312	(3,243)	(4,856)
Assumed	—	8,328	12,350
Ceded	169	(5)	(122)
Realized investment gains (losses), net	481	5,081	7,373
Policyholders' benefits (including change in reserves):
Direct	31	19	44
Assumed	—	(257)	(254)
Ceded(2)	(5)	(4)	(5)
Net policyholders' benefits (including change in reserves)	26	(242)	(216)
Interest credited to policyholders’ account balances:
Direct	91	43	139
Assumed	—	399	476
Ceded	(6)	(2)	(6)
Net interest credited to policyholders’ account balances	85	441	610
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41)	1,193	1,708

(1)Includes $0.0 million, $(0.4) million and $(0.4) million of unaffiliated activity (with respect to the Predecessor Company) for the three months ended March 31, 2022 three month ended September 30, 2021 and the nine months ended September 30, 2021, respectively.
(2) Includes $0.0 million and $(2.9) million, and $(3.3) million of unaffiliated activity (with respect to the Predecessor Company) for the three months ended March 31, 2022, the three month ended September 30, 2021, and the nine months ended September 30, 2021, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of FLIAC as of September 30, 2022 and its results of operations for the three and six months ended September 30, 2022. The MD&A also addresses the results of operations of PALAC for the three months ended March 31, 2022 compared to the same prior year period. Other periods presented in the consolidated statement of financial condition or consolidated statement of operations are not comparable due to the election to apply push-down accounting to the Company following its acquisition by FGH. See "Accounting Policies & Pronouncements" for further information. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Predecessor Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Novation of Ceded Business

In the second quarter of 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on stockholders' equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the six months ended September 30, 2022, approximately $6 billion of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program, which represents approximately 60 percent of account value since the acquisition of the Company on April 1, 2022.

Predecessor Company Reinsurance Transactions

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the Pruco Life Insurance Company of New Jersey ("PLNJ") business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in-force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable annuities with guaranteed living benefit riders. The discontinuation has no impact on the reinsurance agreement between Pruco Life and the Company.

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

•Results of Operations. See “Results of Operations” for a discussion of results for the third quarter of 2022.

•Risk Factors. The COVID-19 pandemic has at times adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts may continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•the recoverability of deferred tax assets related to losses on our fixed maturity securities portfolio;
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

Revenues and Expenses

The Company earns revenues principally from contract fees, mortality and expense fees, and asset administration fees from annuity and investment products, all of which primarily result from the sale and servicing of annuity products. The Company also earns net investment income from the investment of general account and other funds. The Company’s operating expenses principally consist of annuity benefit guarantees provided, reserves established for anticipated future annuity benefit guarantees, and costs of managing risk related to these products. The Company's operating expenses also include interest credited to policyholders' account balances, general business expenses, reinsurance premiums, and commissions and other costs of selling and servicing the various products it sold.

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
Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we have elected to "push down" the basis to FLIAC in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of push-down accounting and is referred to as the Successor Company.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•Insurance liabilities;
•Valuation of investments, including derivatives;
•Reinsurance recoverables/payables;
•Taxes on income, including valuation allowances; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

Future Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. Large calendar-year public companies that early adopt ASU 2018-12 are allowed to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

As previously discussed, the Company has elected to apply the fair value option for all of its insurance liabilities. As a result of this election, the Company's insurance liabilities are no longer within the scope of ASU 2018-12.

Segment and Product Overview

Our business is comprised of two major blocks of in-force policies, which we refer to as the “Retained Business” and the “Ceded Business”. The Retained Business consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products. The Retained Business is actively managed by FLIAC management and the Successor Company retains the full economic benefits and risks. The Retained Business consists of variable annuity contracts originated between 1993 – 2010. These products allow the holder to direct investments into certain separate account funds to receive tax deferred build-up within the contract. Most of the contracts have optional living benefit riders, commonly known as guaranteed minimum withdrawal benefits, which entitle the holder to elect to withdraw a guaranteed amount from the contract while alive, irrespective of the balance in their separate account. Almost all of the contracts also offer a guaranteed amount payable to a beneficiary upon the death of the holder, which is commonly known as a guaranteed minimum death benefit.

The Ceded Business represents certain business (primarily registered index linked-annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. The Ceded Business will continue to impact certain line items within the Company’s financial statements but will not have a material impact to stockholders’ equity or net income and will represent the economic impact of Prudential Insurance and Pruco Life. See also "Novation of Ceded Business" within the "Overview" section herein Item 2 for information regarding the impacts of the novation program on the Ceded Business.

Changes in Financial Position
As noted under Accounting Policies and Pronouncements, the Company's financial position subsequent to the acquisition is not comparable with that prior to April 1, 2022. As a result, the following discussion regarding changes in the financial position of the Successor Company will be based on changes subsequent to the acquisition-date balance sheet as of April 1, 2022. Also included below is discussion regarding the changes from December 31, 2021 to March 31, 2022 as previously disclosed in the Predecessor Company's first quarter of 2022 10-Q.

SUCCESSOR COMPANY
Retained Business
Assets decreased approximately $6.0 billion from $32.1 billion at April 1, 2022 to $26.1 billion at September 30, 2022. The decrease was primarily driven by a $5.8 billion decline in separate account assets due to market depreciation resulting mostly from unfavorable equity market performance.
Liabilities decreased approximately $5.9 billion from $30.3 billion at April 1, 2022 to $24.4 billion at September 30, 2022. The decrease was primarily driven by a $5.8 billion decline in separate account liabilities, corresponding to the decrease in separate account assets, as discussed above.
Equity was approximately $1.8 billion at both April 1, 2022 and September 30, 2022, with a net loss of $337 million offset by an increase in our own-credit risk (OCR) impact on the fair value of insurance liabilities, net of tax, of $311 million reflected in accumulated other comprehensive income (loss).
Ceded Business
Assets decreased $7.4 billion from $13.2 billion at April 1, 2022 to $5.8 billion at September 30, 2022. The decrease was primarily driven by a $5.0 billion decline in total investments due primarily to the previously mentioned novations during the second and third quarters of 2022. Also contributing to the $5.0 billion decline in total investments were losses in the derivatives portfolio, primarily related to equity options. The remainder of the decline in assets was driven primarily by a $1.8 billion decrease in the deposit asset which moved commensurately with the novation-related decline in the associated insurance liabilities under its fixed indexed annuity reinsurance agreement with Pruco Life. Also contributing to the decline in the insurance liabilities under the reinsurance agreement with Pruco life was a decrease in equity markets.
Liabilities decreased $7.4 billion from $13.2 billion at April 1, 2022 to $5.8 billion at September 30, 2022. The decrease was primarily driven by a $7.0 billion decline in the fair value of insurance liabilities, which was primarily due to the previously mentioned novations during the second and third quarters of 2022.
There was no equity within our Ceded Business at both April 1, 2022 and September 30, 2022 as the assets are fully offset by the liabilities.

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

Results of Operations
As noted under Accounting Policies and Pronouncements, the Company's results of operations subsequent to the acquisition are not comparable with those prior to April 1, 2022. As a result, the following discussion regarding the results of operations of the Successor Company will not be compared to previous periods and will be based solely on activity for the periods subsequent to the acquisition. Also included below is discussion regarding the results of operations as previously disclosed in the Predecessor Company's first quarter of 2022 and third quarter of 2021 10-Q's.

SUCCESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Three Months Ended September 30, 2022

Retained Business

The loss from operations before income taxes of $154 million was driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates. Partially offsetting the investment losses were favorable changes in the fair value of insurance liabilities, excluding changes in OCR, driven primarily by higher interest rates. Also partially offsetting the drivers of the loss from operations before income taxes were policy charges and fee income and net investment income.

Ceded Business

There was no impact to the loss from operations before income tax as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

Six Months Ended September 30, 2022

Retained Business

The loss from operations before income taxes of $337 million was driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates. Also contributing to the loss were changes in the fair value of insurance liabilities, excluding changes in OCR, driven primarily by a decline in equity markets, partially offset by higher interest rates. Further contributing to the loss were elevated general, administrative and other expenses driven by acquisition-related expenses that we expect to decline in future periods. Partially offsetting the drivers of the loss from operations before income taxes were policy charges and fee income and net investment income.

Ceded Business

There was no impact to the loss from operations before income tax as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Three Months Ended September 30, 2022
Retained Business

Revenues were $(255) million for the three months ended September 30, 2022, driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates, partially offset by policy charges and fee income and net investment income.

Benefits and expenses were $(101) million for the three months ended September 30, 2022, driven primarily by favorable changes in the fair value of insurance liabilities, excluding changes in OCR, due to higher interest rates.

Ceded Business

There was no impact to the loss from operations before income taxes as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

Six Months Ended September 30, 2022
Retained Business

Revenues were $(173) million for the six months ended September 30, 2022, driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates. Partially offsetting the impact of the investment losses were policy charges and fee income and net investment income.

Benefits and expenses were $212 million for the six months ended September 30, 2022 and primarily driven by the increase in the fair value of insurance liabilities. Also contributing to benefits and expenses for the period were general, administrative and other expenses driven by acquisition-related expenses that we expect to decline in future periods.
Ceded Business

There was no impact to the loss from operations before income taxes as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

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

Three Months Ended September 30, 2021

Income (loss) from operations before income taxes increased $3.8 billion from a loss of $47.6 million for the three months ended September 30, 2020 to a gain of $3.7 billion for the three months ended September 30, 2021, primarily driven by:

•Significant investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portion of our U.S. GAAP liability before NPR, that are excluded from our hedge targets driven by rising interest rates. Also contributing is an unfavorable NPR adjustment.

Nine Months Ended September 30, 2021

Income (loss) from operations before income taxes increased $9.7 billion from a loss of $3.7 billion for the nine months ended September 30, 2020 to income of $6.0 billion for the nine months ended September 30, 2021. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $9.7 billion primarily driven by:

•Significant investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portions of our U.S. GAAP liability before NPR, that are excluded from our hedge target driven by rising interest rates and favorable equity market performance. Also contributing is an unfavorable NPR adjustment.

The following table provides the net impact to the Unaudited Interim Statements of Operations for the Predecessor Company, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs.

	Predecessor Company
	Three Months Ended March 31	Three Months Ended September 30	Nine Months Ended September 30
	2022	2021
	(in millions) (1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$459	$47	$5,628
Change in the NPR adjustment	156	(47)	(950)
Change in fair value of hedge assets, excluding capital hedges(3)	(392)	63	(3,049)
Change in fair value of capital hedges(4)	39	37	(766)
2021 Variable Annuities Recapture Impact	—	5,142	5,142
Other	218	(203)	903
Realized investment gains (losses), net, and related adjustments	480	5,039	6,908
Market experience updates(5)	(57)	(14)	147
Charges related to realized investments gains (losses), net	(97)	14	(246)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$326	$5,039	$6,809
(1) Positive amount represents income; negative amount represents a loss.
(2) Represents the change in the liability (excluding NPR) for our variable annuities which is measured utilizing a valuation                 methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.
(3) Represents the changes in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living benefit guarantees.
(4) Represents the changes in fair value of equity derivatives of the capital hedge program intended to protect a portion of the overall capital position of our business against exposure to the equity markets.
(5) Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability.
(6) Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $(70) million for the three months ended March 31, 2022 and $(45) million and $1,673 million for the three and nine months ended September 30, 2021, respectively.

For the three months ended March 31, 2022, the gain of $326 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of change in fair value of hedge assets (excluding capital hedge) largely due to rising interest rates.

For the three months ended September 30, 2021, the gain of $5,039 million was driven by the favorable impact related to the 2021 Variable Annuities Recapture. See Note 1 to the Unaudited Interim Financial Statements for further details.

For the nine months ended September 30, 2021, the gain of $6,809 million was driven by the favorable impact related to the 2021 Variable Annuities Recapture and the portions of our U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) primarily driven by rising interest rates and favorable equity market performance. Also contributing is an unfavorable NPR adjustment.
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

Three Months Ended September 30, 2021

Revenues increased $4.8 billion from a gain of $0.5 billion for the three months ended September 30, 2020 to a gain of $5.3 billion for the three months ended September 30, 2021 primarily driven by:

•Significant investment gains (losses), net reflecting a favorable impact related to the 2021 Variable Annuities Recapture and the portion of our U.S. GAAP liability before NPR, that are excluded from our hedge targets driven by rising interest rates. Also contributing is an unfavorable NPR adjustment.

Benefits and expenses increased $0.9 billion from $0.6 billion for the three months ended September 30, 2020 to $1.5 billion for the three months ended September 30, 2021 primarily driven by:

•Higher Commission expense primarily driven by the unwinding of assumed deferred acquisition costs, partially offset by ceding allowance received as part of the 2021 Variable Annuities Recapture.

Nine Months Ended September 30, 2021

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

Market Risk Related to Equity Prices

We have exposure to equity risk primarily through the impact of changes in equities prices on the incidence and magnitude of future contractholder claims, as well as fee revenue. We manage this risk using equity-based derivatives. As with interest rate risk, we target the equity sensitivity of the assets (equity derivatives) to a certain percentage of the estimated equity market sensitivity of the economic liability. We manage the relative sensitivity of asset and liability values to equity price changes to within a certain prescribed tolerance range.

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

Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business - Regulation" and “Risk Factors” included in the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Predecessor Company made distributions to its parent, PAI, for the periods indicated below. Following the previously discussed change in ownership, the Successor Company made no dividends to FGH during the six months ended September 30, 2022.

	Return of Capital	Dividends
	(in millions)
March 31, 2022	$306	$—
September 30, 2021	$3,813	$—
June 30, 2021	$—	$188
March 31, 2021	$—	$192

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities and fixed maturities that are not designated as held-to-maturity, and public equity securities. As of September 30, 2022 and December 31, 2021, the Company had liquid assets of $7 billion and $12 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $1.3 billion and $2.9 billion as of September 30, 2022 and December 31, 2021, respectively.

Effective April 1, 2022 FLIAC entered into an intercompany liquidity agreement with FGH that allowed the Successor Company to borrow funds of up to $50 million to meet its short-term liquidity and other capital needs. During the third quarter of 2022, the borrowing capacity of the agreement was increased to $150 million. As of September 30, 2022, there were no borrowings under the agreement. In November 2022, FLIAC borrowed $75 million of funds under the agreement and expects to repay the outstanding amount, plus interest, in full within one month of borrowing.
Liquidity Regarding Hedging Activities

The hedging portion of our risk management strategy for the Retained Business is being managed within the Company. We enter into a range of exchange-traded, cleared, and other OTC derivatives in order to hedge market sensitive exposures against changes in certain capital market risks. The portion of the risk management strategy comprising the hedging portion requires access to liquidity to meet the Company's payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality, and policyholder behavior.

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

Repurchase Agreements and Securities Lending

In the normal course of business, we may enter into repurchase agreements and securities lending agreements with unaffiliated financial institutions, which are typically large or highly rated, to earn spread income and facilitate trading activity. Under these agreements, the Company transfers securities to the counterparty and receives cash as collateral. The cash received is generally invested in short-term investments or fixed maturity securities.

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in "Other liabilities" in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in "Other liabilities" in our consolidated statement of financial position. As of September 30, 2022, the liabilities associated with our outstanding repurchase and securities lending agreements were $200 million and $169 million, respectively.

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

Hedge Target

The definition of the Hedge Target is critical for market risk management, as it specifies the measure of a liability and its attendant price sensitivities. We use a fair value-based measure of the liability as our hedge target. Consistent with our approach to risk manage the full economics of the business, we have established a hedge target that reflects the net present value of the full set of product cash flows. For most of the products in the business, this generally includes:

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

The Company also mitigates interest rate risk through a market value adjusted (“MVA”) provision on certain of the Company’s annuity products' fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to an MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from the calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our Retained Business financial assets, financial liabilities, and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following table sets forth the net estimated potential change in fair value on these financial instruments from hypothetical 100 basis point upward and downward parallel shift at September 30, 2022. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	September 30, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Fixed maturity securities		$3,903	$410	$(370)

Liabilities
Interest rate swaps	$9,761	$334	$441	$(402)
Non-OCR fair value of variable annuity liabilities		1,630	(1,095)	919
			$(654)	$517

Net change			$(244)	$147

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. The following table sets forth the net estimated potential loss in fair value from such a decline in certain of our Retained Business financial assets, financial liabilities, and derivatives as of September 30, 2022. For comparison, we have also shown the impact of a 10 percent increase in equity prices in those same financial assets, financial liabilities and derivatives. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the liability in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	September 30, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Assets
Equity futures	$1,728	$180	$173	$(173)
Total return swaps	—	94	93	(93)
Equity options	3,686	232	132	(98)
		$506	$398	$(364)

Liabilities
Non-OCR fair value of variable annuity liabilities		$1,630	$(404)	$374

Net change			$(6)	$10

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, management has advanced efforts to integrate FLIAC into FGH’s internal controls over financial reporting. As part of these integration efforts, management has evaluated and implemented changes to business processes and controls, including controls over financial data received from significant service providers. Other than these integration efforts, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

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
Date: November 10, 2022