Form 10-K
period 2022-12-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2023-03-22
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

As of March 22, 2023, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial market and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) privacy and cybersecurity regulation or (f) climate risk and environmental, social, and governance (ESG) regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks associated with the integration process related to the Company's recent change in ownership. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

PART 1
Item 1.  Business
Overview
Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiary (collectively, “FLIAC” or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation (“PALAC”)) was a wholly-owned subsidiary of Prudential Annuities, Inc (“PAI”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates.

Product Information

The Company has issued variable, index-linked, and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in-force block of variable life insurance policies. The Company initially ceased offering new products and new contracts for existing products in March 2010. However, the Company continues to accept additional customer deposits on certain in-force contracts, subject to applicable contract provisions and administrative rules. In 2018, the Company resumed offering annuity products to new investors (except in New York). Beginning in 2021, and concluding prior to the acquisition by FGH on April 1, 2022, the Company again ceased new sales on all products. The Company may resume selling new products or issuing new contracts in the future but currently has no intention to do so.

The Company surrendered its New York license effective December 31, 2015, and reinsured the majority of its New York business to The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieved the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance (“AZDOI”). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York Department of Financial Services.

FGH, the direct parent of the Company, may make additional capital contributions to FLIAC, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. FGH is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance policies. Prior to the acquisition, the Company did not receive capital contributions from PAI during the three months ended March 31, 2022 or the years ended December 31, 2021 and 2020. In addition, subsequent to the acquisition, the Company did not receive capital contributions from FGH during the nine months ended December 31, 2022.

Business Segmentation

Following the acquisition by FGH, we have separated the business into two reportable segments, which we refer to as the “Retained Business” and the “Ceded Business.”

The Retained Business consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products. The Retained Business is actively managed by FLIAC management and retains the full economic benefits and risks.

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to The Prudential Insurance Company of America (“Prudential Insurance”) and Pruco Life Insurance Company (“Pruco Life”) under existing coinsurance and modified coinsurance agreements. See “Reinsurance” herein Item 1 for further information.

Novation of Ceded Business

In the second quarter of 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life. The program does not have an impact on net equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the nine months ended December 31, 2022, approximately $6.7 billion of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program, which represents approximately 66 percent of account value since the acquisition of the Company on April 1, 2022.

Revenues and Profitability
Our revenues primarily come in the form of:
•Fee income from administrative service and distribution fees from certain mutual funds that underly our variable products. We also receive income in the form of revenue sharing from advisers who provide asset management services to the underlying mutual funds. Such income is generally determined as a percentage of the average assets attributable to our products in the underlying funds.
•Policy charges and fee income representing mortality, expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable.
•Investment income (which contributes to the net spread over interest credited on certain products and related expenses).

Our profitability is substantially impacted by assumptions made at the time FGH acquired the company, which was based on:
•An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•Assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.

Competition

We compete with other providers of retirement savings and accumulation products, including larger, more well-established insurance and financial services companies. We believe our competitive advantage lies primarily in our product features and our risk management strategies as well as brand recognition, financial strength, and our customer service capabilities. We periodically adjust prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

Retained Business Strategies

We manage the Retained Business with a focus on long-term economics and a willingness to sustain short-term volatility in our earnings, while remaining compliant with our risk appetite framework. Our overall business strategy is to generate above-market risk adjusted returns by:

•Ensuring we have a strong statutory balance sheet following capital market stresses, including but not limited to, sharp reductions in equity prices and interest rates and increases in credit spreads,
•Leveraging our investment capabilities to deploy a portion of our asset portfolio into private fixed income securities with a sufficiently wide spread to comparable public securities, and
•Investing in high-quality liquid public fixed income securities and preserving a cash balance sufficient to pay current claims and expenses, while maintaining collateral to satisfy margin requirements in connection with the derivative transactions forming our Asset Liability Matching (ALM) strategy, as described below.

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

Product Design Features

Certain contractual design features for our Retained Business products help us manage our risk. For example, a portion of the variable annuity contracts with guaranteed benefit riders includes an asset transfer feature which automatically transfers assets between certain variable investment sub-accounts selected by the annuity contractholder to, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The purpose of the asset transfer feature is to reduce our risk under the guaranteed benefit riders by reducing our exposure to equity market risk and market volatility. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other risk-reducing product design features include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments.

ALM Strategy

We employ an ALM strategy that utilizes a combination of both fixed income instruments and derivatives to meet expected claims associated with our variable annuity living and death benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living and death benefit claims net of expected separate account fee revenue. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products. We explicitly consider liquidity and risk-based capital as well as current market conditions in our asset/liability management strategies. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for discussion regarding interest and equity risks.

Reinsurance
The Company has historically entered into reinsurance agreements as both a ceding entity and an assuming entity. As of December 31, 2022, the Company is only involved with reinsurance agreements for which it is a ceding entity. As a ceding entity, the exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business under a coinsurance and modified coinsurance agreement. This reinsurance agreement covered new and in-force business and excluded business reinsured externally.

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Company were transferred to Pruco Life. In addition, management of the living benefit hedging program related to the previously reinsured living benefit riders, which was being managed in the Company, was transferred to Pruco Life. This transaction is referred to as the “2021 Variable Annuities Recapture”.

Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured all of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.

For additional information on our reinsurance agreements, see Note 8 to the Financial Statements.

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

State insurance laws regulate many aspects of our business. The Company is domiciled in Arizona and its principal insurance regulatory authority is the AZDOI. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.
The primary regulatory frameworks applicable to the Company are described further below under the following section headings:
•Dodd-Frank Wall Street Reform and Consumer Protection Act
•ERISA
•Fiduciary Rules and other Standards of Care
•U.S. State Insurance Holding Company Regulation
•U.S. Insurance Operations
◦State Insurance Regulation
◦U.S. Federal Securities Regulation Affecting Insurance Operations
•Retirement Product Regulation
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

ERISA

The Employee Retirement Income Security Act of 1974 (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. FLIAC’s insurance business provides service to employee benefit plans subject to ERISA.

Fiduciary Rules and Other Standards of Care

The Company may be impacted by rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these rules have been revised or reexamined, as described below. Any standards issued by the U.S. Department of Labor (“DOL”), the Securities and Exchange Commission (“SEC”), the National Association of Insurance Commissioners (“NAIC”) or state regulators may affect our business, results of operations, cash flows and financial condition.

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that generally became effective on February 16, 2021, which replaced the previously vacated “best interest contract exemption,” and is now in full effect. The new exemption allows fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. Compliance with the new exemption may result in increased costs. The DOL has indicated that it may propose additional or new fiduciary rules in the near future. Any new rules may negatively impact our business or the insurance industry.

U.S. State Standard of Care Regulation

Various states have also adopted laws raising the standard of care owed by broker-dealers, investment advisers, or insurance agents to their customers. For example, at least 30 states have adopted the NAIC revisions to its Suitability in Annuity Transactions Model Regulation, which imposes a requirement that any recommendation of an annuity product be in the consumer’s best interest. Some states have also adopted laws that differ from the NAIC’s Suitability in Annuity Transactions Model Regulation but impose similar obligations. As changes are adopted by our state regulator(s) and made applicable to us or the third-party firms that distribute our products, they could have an adverse impact on our business. In states that have adopted these increased standards with respect to annuity recommendations, this may lead to an increased risk of regulatory enforcement actions or potentially private claims.

SEC Standard of Care Regulation

The SEC adopted rules effective on June 30, 2020 (i) imposing a “best interest” standard of care on broker-dealers making recommendations to their customers and (ii) requiring broker-dealers and investment advisers to provide a written summary of the relationship between a broker-dealer or investment adviser, as applicable, and its customer. It remains unclear the extent to which these rules, and the evolving nature of the enforcement and interpretation of these rules by the SEC, could ultimately affect broker-dealers’ willingness to recommend our registered annuity products. These rules could increase our overall compliance costs and could also increase our exposure to legal claims in certain circumstances.

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

Group-Wide Supervision

AZDOI was recently designated as the group-wide supervisor of FLIAC and its affiliated U.S. insurance subsidiaries with the FGH system. Group-wide supervision, among other provisions, authorizes a state department to examine a holding company and its insurance companies, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, a group-wide supervisor may receive information about the entirety of FGH's operations beyond those of its domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. A final version of the calculation was adopted in April 2022. A number of states are expected to use the NAIC’s Group Capital Calculation Instructions for year-end 2022 filings, although it remains unclear how the NAIC’s calculations will interact with existing capital requirements for insurance companies in the U.S. While we are not currently subject to group capital calculation requirements, we could become subject to them in the future and their potential future impact on us is uncertain.

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

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. At the time of filing, there were open no examinations covering FLIAC.

We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on FGH or FLIAC.

U.S. Insurance Operations

Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

State Insurance Regulation

State insurance authorities have broad powers with respect to all aspects of the insurance business including: (1) licensing to transact business; (2) licensing agents; (3) admittance of assets to statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms; (6) regulating unfair trade and claims practices; (7) establishing reserve requirements and solvency standards; (8) fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulating the type, amounts and valuations of investments permitted; (10) regulating reinsurance transactions, including the role of captive reinsurers; and (11) other matters.

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.

Financial Regulation

Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 11 to the Financial Statements for a discussion of dividend restrictions.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions included expanding the NAIC designations used in the RBC calculation from six bond structures to twenty. Since its adoption, the new factors have not materially impacted our RBC calculations.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges have not materially impacted our RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. Further changes to or replacements of the Generator could impact our business.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following area:

•Schedule D Long-Term Bonds. The NAIC’s Statutory Accounting and Principles Working Group is evaluating revisions to the definition of long-term bonds reported on Schedule D under SSAP No. 26R and SSAP No. 43R, to address the current inconsistency in practice for the reporting of non-rated residual tranches for structures captured in scope of SSAP No.43R.

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

Registered Index Linked Annuities (“RILAs”)

In December 2022, the NAIC Life Actuarial (E) Task Force adopted Actuarial Guideline ILVA – Nonforfeiture Requirements for Index Linked Variable Annuity Products (“ILVA AG”). Adoption by the NAIC is expected in early 2023. The stated purpose of ILVA AG is to specify the conditions under which a RILA is consistent with the definition of a variable annuity and exempt from the Standard Nonforfeiture Law applicable to individual fixed deferred annuities. ILVA AG specifies nonforfeiture requirements consistent with the daily market value approach of variable annuities, which heavily favors the use of market value based interim values. ILVA AG will also require actuarial certifications. The anticipated compliance date under ILVA AG is July 2024.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. Charges for the Task Force include: considering appropriate climate risk disclosures within the insurance sector; evaluating financial regulatory approaches to climate risk and resiliency, including stress testing, scenario modeling, and solvency implications; considering innovative insurer solutions to climate risk and resiliency; identifying sustainability, resilience and mitigation issues and solutions related to the insurance industry; and considering pre-disaster mitigation and resiliency and the role of state insurance regulators in resiliency. To date, the Task Force has not adopted any regulatory requirements but may do so in the future as it advances its work. The NAIC has generally modified its Insurer Climate Risk Disclosure survey, which is used by several states, to align with aspects of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (TCFD) framework, a recognized framework of recommendations that were developed to enhance climate-related disclosures.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years’ premium taxes. We cannot predict the amount and timing of future assessments on the Company under these laws.

U.S. Federal Securities Regulation Affecting Insurance Operations

The U.S. federal securities laws are primarily intended to ensure the integrity of the financial markets and protect investors, and they generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Our variable and RILA products generally are “securities” within the meaning of federal securities laws and generally are required to be registered under the federal securities laws and are subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). In particular, we are subject to extensive regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940 and the SEC’s rules and regulations thereunder. Federal securities regulation also affects investment advice, sales and related activities with respect to these products. The SEC and FINRA may from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted.

Federal Insurance Office

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council, monitoring the insurance sector and representing the U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (“IAIS”).

Recent Tax Law Changes Related to Retirement Plans and Products

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum distributions to 72 and removing the age cap (70) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

In December, 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change was intended to better reflect the then-current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit.

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

In December 2022, SECURE Act 2.0 (“SECURE 2.0”) was enacted. SECURE 2.0 contains numerous significant changes for retirement plans, plan sponsors, and retirement plan providers. For example, SECURE 2.0 contains provisions related to, among many other things, increasing the required minimum distribution age, reducing required minimum distribution penalties, and removing required minimum distribution barriers for annuities. Many of the provisions in SECURE 2.0 are effective in 2023, but SECURE 2.0 will not be completely implemented until 2027.

Derivatives Regulation

FLIAC uses derivatives for various purposes, including hedging interest rate, foreign currency and equity market exposures. Dodd-Frank established a framework for regulation of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps.

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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. in which FLIAC operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which became effective January 1, 2023. Additional states, such as Virginia and Colorado, have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted GDPR-like regulations, while others are considering such regulations or, in the case of China, have enacted other privacy regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The New York Department of Financial Services adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future. In 2021, the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation adopted a new rule, effective May 1, 2022, requiring banking organizations to notify their banking regulator within 36 hours of a material incident.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements as they become effective. In order to respond to the threat of security breaches and cyber-attacks, FLIAC has developed a program overseen by the Chief Information Security Officer that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

Anti-Money Laundering and Anti-Bribery Laws

Our business is subject to various anti-money laundering and financial transparency laws and regulations that seek to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. We are also subject to various laws and regulations relating to corrupt and illegal payments to government officials and others, including the U.S. Foreign Corrupt Practices Act. The obligation of financial institutions, including the Company, to identify their clients, to monitor for and report suspicious transactions, to monitor dealings with government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 13 to the Financial Statements.

Taxation

U.S. Taxation

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

The Treasury Department and the Internal Revenue Service (“IRS”) have promulgated Proposed and Final regulations implementing the provisions of the United States Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) and our analysis of these regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

On August 16, 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The Company is still evaluating the implications of this new law for the 2023 tax year, but there are no implications for the year ended December 31, 2022.

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. It is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. A general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company, depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products.

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

The profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to implement other actions that could be disruptive to our businesses.

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

As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the ICS. However, we could become subject to these policy measures if they were adopted by either our group supervisor or supervisors of FGH, which could impact the manner in which the Company deploys its capital, structures and manages its businesses, and otherwise operates.

Human Capital Resources
The Company has no employees. Services to the Company are primarily provided by employees of FGH as described under “Expense Charges and Allocations” in Note 11 to the Financial Statements.

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

Investment Risk

Our investment portfolios are subject to the risk of loss due to default or deterioration in credit quality or value. We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, residential mortgage loans, equity securities and alternative assets including private equity, hedge funds and real estate. We are also exposed to investment risk through a potential counterparty default.

Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and potentially non tax-deductible unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which are subject to change and different interpretation and could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 6 to the Financial Statements.

Our investment portfolio is subject to credit risk, which is the risk that an obligor (or guarantor) is unable or unwilling to meet its contractual payment obligations on its fixed maturity security, loan or other obligations. Credit risk may manifest in an idiosyncratic manner (i.e., specific to an individual borrower or industry) or through market-wide credit cycles. Financial deterioration of the obligor increases the risk of default and may increase the capital charges required under such regimes as risk-based capital regulations, or other constructs that may require us to hold the investment and in turn, potentially limit our overall capital flexibility. Credit defaults (as well as credit impairments, realized losses on credit-related sales, and increases in credit related reserves) may result in losses which adversely impact earnings, income tax obligations, capital and our ability to appropriately match our liabilities and meet future obligations.

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

Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets for which price transparency is more opaque include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower than expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, income tax obligations, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.

Our investment portfolio may be impacted by the uncertain and evolving economic environment. In recent years, the financial markets have experienced periods of significant volatility and negative returns, contributing to an uncertain and evolving economic environment. The performance of the markets has been impacted by several interrelating factors such as, but not limited to, the COVID-19 pandemic, rising inflation, changes in interest rates, geopolitical turmoil, and actions by governmental authorities. It is not possible to predict the future performance of the markets with any certainty. The uncertain and evolving economic environment could increase the risk of loss on our investments.

Recently, in March 2023, multiple banks (such as Silicon Valley Bank and Signature Bank) were placed into receivership or acquired by another bank pursuant to the Federal Deposit Insurance Corporation’s regulatory authority. Additional banks appear to be at risk of failing. These events have elevated concerns among market participants about the liquidity, default, and non-performance risk associated with banks, other financial institutions, and the financial services industry generally, and have added to already adverse market and economic conditions. As of the date of the filing of this Annual Report on Form 10-K, we did not have cash deposits or direct equity or fixed income general account investments in these banks. We continue to closely monitor these events. If other banks or financial institutions enter receivership or become insolvent in the future, there could be a material adverse effect on our business and financial condition.

Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality and policyholder behavior assumptions. We provide a variety of insurance products that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience or policyholder behavior experience differ significantly from our expectations when we priced our products at acquisition. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies and Pronouncements - Application of Critical Accounting Estimates - Insurance Liabilities”.

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of specific events, such as natural or man-made disasters, military actions, or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers), concentrations of employees or significant operations. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as other variables.

•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that it can emerge gradually over time. For example, as a result of the COVID-19 pandemic, it is possible that long-term deviations from mortality assumptions may emerge in the coming years. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

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

•Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, third-party investor strategies in our annuities business could adversely affect the profitability of existing business. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long-term as the excess outflow is paid over time.

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

Market risk may limit opportunities for investment of available funds at appropriate returns, including due to the interest rate environment, or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

For a discussion of the impact of changes in market conditions on our financial condition see Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

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

Alternatively, when interest rates rise, we may not be able to replace the assets in our general account with the higher-yielding assets as quickly as needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress. In an attempt to curb rising inflation, the Federal Reserve and other central banks raised interest rates multiple times in 2022. The impact of the recent rapid rise in interest rates may cause our interest maintenance reserve (“IMR”) to decrease or become negative if fixed income securities are sold at a capital loss. Current statutory accounting guidance requires the non-admittance of negative IMR. If our IMR balance becomes negative, our surplus will be affected negatively. The NAIC is considering whether the allowance of a negative IMR balance in statutory accounting should be permitted. At this time, the outcome of this initiative is uncertain. It is also unclear whether and how interest rates will change in future periods.

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

For a discussion of the Company's liquidity and sources and uses of liquidity see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity”.

Operational Risk

Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.

An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated because, following the sale of the Company to FGH, the Company relies on third-party vendors to a greater extent than it did previously. While the Company has policies and procedures in place to monitor vendors' operational risks and assess their risk mitigation efforts, there is no guarantee that our vendors will always be able to avoid operational risk failure.
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

Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 13 to the Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 13 to the Financial Statements. We may become subject to additional regulatory and legal actions in the future.

Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:

We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of, among other things, the following:

•Severe pandemic.
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

While we maintain business continuity policies and procedures, there is no guarantee that they will be effective in mitigating or eliminating the risks described above.

We may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against business entities, including but not limited to the financial services sector. No organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

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

Third parties (outsourcing providers, vendors and suppliers) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This presents the risk that the Company could not meet legal, regulatory, financial or customer obligations in the event that our third-party vendors fail to deliver contracted services, or that the Company may be exposed to reputational damage due to actions or inactions of our third-party vendors. We monitor the performance of our third-party vendors, but there is no guarantee that our monitoring activities will always prevent or detect failures by our vendors.

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

Strategic Risk

We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, we have considered and must continue to consider the impact of the evolving interest rate environment on our business.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business - Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

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
•The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. LIBOR is an interest rate benchmark and is available in five currencies and a range of tenors. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer compel LIBOR panel banks to submit LIBOR quotes after 2021. It remains unclear if, how and in what form, LIBOR may continue to exist, as remaining tenors will continue to be published through at least June 30, 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR. SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are developing in response to these new rates. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which the Company has exposure or the activities in the Company’s businesses will vary depending on a variety of factors. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities the Company holds, and any other assets, liabilities, models, assumptions, and the cost of capital, as well as contractual rights and obligations, whose value is tied to LIBOR.

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

•Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including as a result of systemic risk to financial systems. We cannot predict the long-term impacts on us from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio. In 2022, the SEC proposed new disclosure rules that, if adopted, would generally require a wide range of registered companies, including us, to prepare extensive disclosures and financial information on climate-related risk. Compliance with new regulations and regulatory developments may significantly increase our compliance costs.

•We are exposed to risks relating to the evolving landscape of environmental, social and governance ("ESG") standards. Customers, regulators, and other market participants may evaluate our business or other practices according to a variety of ESG standards, expectations or metrics, all of which may evolve, may be subjective or underdeveloped in nature, and may reflect contrasting or conflicting values. Standard-setting organizations and regulators, including, but not limited to, the NAIC, SEC, and state insurance regulators, have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. For example, the NAIC has generally modified the Insurer Climate Risk Disclosure survey to align with aspects of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures ("TCFD") framework, a recognized framework of recommendations that were developed to enhance climate-related disclosures. In addition, the SEC has proposed new disclosure rules that, if adopted, would generally require a wide range of registered companies, including us, to prepare extensive disclosures and financial information on climate-related risk. Final SEC rules have not yet been adopted. Due to the sometimes conflicting, uncertain and subjective ESG regulatory and market environment, we may be seen as acting inconsistently with ESG standards or values from the perspective of certain customers, regulators or other constituents. As a result, we may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

•Market conditions and other factors may adversely increase expenses. Examples include:
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

•COVID-19 and other pandemics. The economic conditions and uncertainties during the COVID-19 pandemic have at times negatively impacted our net income, surplus, capital and liquidity positions. In addition, the COVID-19 pandemic led to operational disruptions due to reliance on remote working arrangements. To date, our Company has managed the risks related to the COVID-19 pandemic without material harm to the Company's financial condition or operations. The extent to which a pandemic (including the COVID-19 pandemic or a future public health crisis) will impact our business and operations in the future cannot be predicted. Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of a pandemic on our business. As such, a pandemic could have a material adverse effect on our financial condition and operations and may also have the effect of exacerbating other risks described in this annual report.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company occupies office space through lease agreements primarily in Jersey City, New Jersey and Brentwood, Tennessee.
Item 3. Legal Proceedings
See Note 13 to the Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”). There is no public market for the Company’s common stock.
Item 6. [Reserved]
Part II. Item 6 is no longer required pursuant to certain amendments to Regulation S-K that eliminated Item 301.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following analysis of our financial condition and results of operations in conjunction with the “Forward-Looking Statements” included below the Table of Contents, “Risk Factors”, and the Financial Statements included in this Annual Report on Form 10-K.
Overview
The Company was established in 1969 and has been a provider of annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns and supplemental retirement income.

The Company has sold a wide array of annuities, including deferred and immediate variable and index-linked annuities. Some of our annuity products include (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), or (2) fixed-rate allocation options subject to a limited market value adjustment or no market value adjustment and not registered with the SEC. The Company has ceased offering new products and has ceased offering new contracts for existing products, although it may decide to begin offering new products or contracts in the future. For more information on products, see “Item 1 Business - Products”.

Prior to April 1, 2022, the Company was a wholly-owned subsidiary of Prudential Annuities, Inc ("PAI"), an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates.

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we have elected to"push down" the basis to FLIAC in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The application of pushdown accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of pushdown accounting and is referred to as the Successor Company.

Novation of Ceded Business

In the second quarter of 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company (“Pruco Life”). The program does not have an impact on stockholders' equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the nine months ended December 31, 2022, approximately $6.7 billion of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program, which represents approximately 66 percent of account value since the acquisition of the Company on April 1, 2022.

Predecessor Company Reinsurance Transactions

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business under a coinsurance and modified coinsurance agreement. This reinsurance agreement covered new and in-force business and excluded business reinsured externally.

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, management of the living benefit hedging program related to the previously reinsured living benefit riders, which was being managed in the Company, was transferred to Pruco Life. This transaction is referred to as the “2021 Variable Annuities Recapture”. See Note 19 to the Financial Statements included in Item 8, for more details.

Effective December 1, 2021, the Company entered into a reinsurance agreement with Pruco Life under which the Company reinsured certain of its variable and fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income feature to Pruco Life.

Banking Receiverships

Recently, in March 2023, multiple banks (such as Silicon Valley Bank and Signature Bank) were placed into receivership or acquired by another bank pursuant to the Federal Deposit Insurance Corporation’s regulatory authority. As of the date of the filing of this Annual Report on Form 10-K, we did not have cash deposits or direct equity or fixed income general account investments in these banks. See “Risk Factors” for further discussion.

COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has at times caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in prior periods and may impact our results of operations in future periods. The Company has taken several measures to manage the impacts of this crisis.

•Results of Operations. See “Results of Operations” for a discussion of results.
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
•    the recoverability of deferred tax assets related to losses on our fixed maturity securities portfolio;
•    hedging costs and other risk mitigation activities;
•    insurance reserve levels and market experience true-ups;
•    customer account values, including their impact on fee income;
•product offerings, design features, crediting rates and sales mix; and
•policyholder behavior, including surrender or withdrawal activity.
For more information on interest rate risks, see “Risk Factors - Market Risk”.
Accounting Policies & Pronouncements
Application of Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly. The following sections discuss the accounting policies applied in preparing the Successor Company and Predecessor Company financial statements that management believes are/were most dependent on the application of estimates and assumptions and require management’s most difficult, subjective or complex judgments.

Following the acquisition of FLIAC by FGH on April 1, 2022, certain accounting policies utilized by the Predecessor Company have either been updated or are no longer applicable. In particular, Deferred Policy Acquisition Costs (“DAC”), Deferred Sales Inducements (“DSI”), and Value of Business Acquired (“VOBA”) were fully written off subsequent to acquisition due to our application of push-down accounting. We have included discussion regarding these Insurance Assets under "Predecessor Company" below but do not consider them critical accounting estimates subsequent to acquisition.

SUCCESSOR COMPANY

INSURANCE LIABILITIES

The fair values of insurance liabilities are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, mortality and expense charges, contract charges and the anticipated future reimbursement of certain asset management fees. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Further information regarding these assumptions are below:

The following table summarizes the impact that could result on our insurance liabilities, which are recorded at fair value, from changes in certain key assumptions. The information below is for illustrative purposes and includes only the immediate hypothetical direct impact on December 31, 2022 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated.

The impacts presented within this table exclude the related impacts of our asset/liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives.

December 31, 2022
Insurance Liabilities
(in millions)
Hypothetical change in insurance liabilities due to changes in actuarially-determined assumptions
Mortality
Increase by 1%	$(21)
Decrease by 1%	$21
Lapse
Increase by 10%	$(37)
Decrease by 10%	$38

Hypothetical change in insurance liabilities due to changes in capital market conditions
NPR credit spread
Increase by 50 basis points	$(269)
Decrease by 50 basis points	$299
Equity Market Shock
Increase by 10%	$(336)
Decrease by 10%	$367
Interest Rate Shock
Increase by 100 basis points	$(754)
Decrease by 100 basis points	$948
Equity Volatility
Increase by 1%	$9
Decrease by 1%	$(9)

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, and/or other factors, as applicable. We evaluate our actuarial assumptions quarterly and update as appropriate. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. See Note 7 Insurance Liabilities within “Item 8 Financial Statements and Supplementary Data” for further discussion regarding the significant assumptions noted above as well as certain other significant assumptions not included in the above analysis.

VALUATION OF INVESTMENTS

Our investment portfolio consists of public and private fixed maturity securities, mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market.

We present at fair value in the statements of financial position our fixed maturity and equity securities, certain investments within “Other invested assets,” such as derivatives and the majority of our private equity partnership investments. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, and other investments, see Note 6 to the Financial Statements.

The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and less judgment utilized in measuring fair value. The market sources from which we obtain or derive the fair values of our assets and liabilities carried at market value include quoted market prices for actual trades, price quotes from third party pricing vendors, price quotes we obtain from outside brokers, discounted cash flow, and observable prices for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. Our fair value measurements could differ significantly based on the valuation technique and available inputs.

Inputs to valuation techniques refer broadly to the assumptions that market participants use in pricing assets or liabilities, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value and/or the risk inherent in the inputs to the valuation technique. We use observable and unobservable inputs in measuring the fair value of our financial instruments. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are developed based on the best information available in the circumstances, and reflect our evaluation of the assumptions market participants would use in pricing the asset or liability.

Certain of our investments do not have readily determinable market prices and/or observable inputs or may at times be affected by the lack of market liquidity. For these securities, we use internally prepared valuations, including valuations based on estimates of future profitability, to estimate the fair value. Additionally, we may obtain prices from independent third-party brokers to aid in establishing valuations for certain of these securities. Key assumptions used by us to determine fair value for these securities include risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors involving significant assumptions which may or may not reflect those of an active market.

INCOME TAX

Our effective tax rate is based on income, non-taxable and non-deductible items, tax credits, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities, and expectations about future outcomes.

The primary driver for the difference between the Successor Company's effective tax rate and the federal statutory rate is the valuation allowance established during 2022 and the impact of non-taxable investment income associated with the Dividends Received Deduction (“DRD”) under U.S. tax law.

Valuation Allowance on Deferred Tax Assets

During 2022, the Company established a valuation allowance of $37 million with respect to realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, otherwise a valuation allowance is established.

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

In evaluating the need for a valuation allowance, the Company considers many factors, including:

(1) the nature of the deferred tax assets and liabilities;
(2) whether they are ordinary or capital;
(3) the timing of their reversal;
(4) taxable income in prior carryback years;
(5) projected taxable earnings exclusive of reversing temporary differences and carryforwards;
(6) the length of time that carryovers can be utilized;
(7) any unique tax rules that would impact the utilization of the deferred tax assets; and
(8) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

Dividends Received Deduction

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

PREDECESSOR COMPANY

INSURANCE ASSETS

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We capitalize costs that are directly related to the acquisition of annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 21 to the Financial Statements. We generally amortize DAC and DSI over the expected lives of the contracts, based on our estimates of the level and timing of gross profits. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits”. As of December 31, 2021, DAC and DSI were $567 million and $295 million, respectively.

Amortization methodologies

We generally amortize DAC and other costs over the expected life of the policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as (i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances, less (ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain products, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and indexed annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results, and utilize these estimates to calculate distinct amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts previously issued by the Company that are reported in legal entities other than the Company as a result of, for example, reinsurance agreements with those entities. The Company has extensive transactions and relationships with other entities, including reinsurance agreements, as discussed in Note 8 and Note 20 to the Financial Statements. Incorporating all product-related profits and losses in gross profits produces an amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations - Predecessor Company”.

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
•For certain product guarantees, primarily certain optional living benefit features of the variable annuity products including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Notes 6 and 17 to the Financial Statements.

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

The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 6 and 17 to the Financial Statements.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 and 17 to the Financial Statements.

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

•Measurement of the allowance for credit losses on fixed maturity securities classified as available-for-sale, commercial mortgage loans, and other loans; and
•Recognition of other-than-temporary impairments (“OTTI”) for equity method investments.
We present at fair value in the statements of financial position our debt security investments classified as available-for-sale, investments classified as trading, and certain fixed maturities, equity securities, and certain investments within “Other invested assets,” such as derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Notes 6 and 17 to the Financial Statements.

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

In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, commercial mortgage and other loans. For additional information regarding our policies regarding the measurement of credit losses, see Note 14 to the Financial Statements.

For equity method investments, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 14 to the Financial Statements.
Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”). This update, along with any subsequent amendments associated with this update, are not applicable due to our election to adopt the fair value option on all of our insurance liabilities.
CHANGES IN FINANCIAL POSITION - SUCCESSOR COMPANY

As previously noted, the Company's financial position subsequent to the acquisition is not comparable with that prior to April 1, 2022. As a result, the following discussion regarding changes in the financial position of the Successor Company will be based on changes subsequent to the acquisition-date balance sheet as of April 1, 2022.

December 31, 2022 to April 1, 2022 Comparison

Retained Business

Assets decreased approximately $5.5 billion from $32.0 billion at April 1, 2022 to $26.5 billion at December 31, 2022. The decrease was primarily driven by a $5.2 billion decline in separate account assets due to market depreciation resulting mostly from unfavorable equity market performance.

Liabilities decreased approximately $5.3 billion from $30.3 billion at April 1, 2022 to $25.0 billion at December 31, 2022. The decrease was primarily driven by a $5.2 billion decline in separate account liabilities, which corresponds with the decrease in separate account assets discussed above.
Equity decreased approximately $0.2 billion from $1.8 billion at April 1, 2022 to $1.6 billion at December 31, 2022, with a net loss of $286 million offset by an increase in our own-credit risk (OCR) impact on the fair value of insurance liabilities, net of tax, of $111 million reflected in accumulated other comprehensive income.

Ceded Business

Assets decreased $8.1 billion from $13.1 billion at April 1, 2022 to $5.0 billion at December 31, 2022. The decrease was primarily driven by a $5.3 billion decline in total investments, of which approximately $4.6 billion was attributable to the previously mentioned novations during 2022. The remaining decline in total investments was driven primarily by losses in the fixed maturity securities portfolio resulting from higher interest rates. Also contributing to the decline in assets was a $2.0 billion decrease in the deposit asset which moved commensurately with the novation-related decline in the associated insurance liabilities under its fixed indexed annuity reinsurance agreement with Pruco Life. The remaining driver in the decline in assets was a $0.5 billion decrease in separate account assets due to market depreciation resulting mostly from unfavorable equity market performance.

Liabilities decreased $8.1 billion from $13.1 billion at April 1, 2022 to $5.0 billion at December 31, 2022. The decrease was primarily driven by a $7.6 billion decline in the fair value of insurance liabilities, of which approximately $6.7 billion was attributable to the previously mentioned novations during 2022. Also contributing to the decline in the fair value of insurance liabilities were favorable changes in the fair value of insurance liabilities. The remaining driver in the decline in liabilities was a $0.5 billion decrease in separate account liabilities, which corresponds with the decrease in separate account assets discussed above.

There was no equity within our Ceded Business at both April 1, 2022 and December 31, 2022 as the assets are fully offset by the liabilities.

RESULTS OF OPERATIONS - SUCCESSOR COMPANY

As previously noted, the Company's results of operations subsequent to the acquisition are not comparable with those prior to April 1, 2022. As a result, the following discussion regarding the results of operations of the Successor Company will not be compared to previous periods and will be based solely on activity for the period subsequent to the acquisition.

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Nine months ended December 31, 2022

Retained Business

The loss from operations before income taxes of $320 million was driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates and derivatives losses on interest rate swaps which were partially offset by gains on equity options. Also contributing to the overall loss were elevated general, administrative and other expenses driven by acquisition-related expenses that we expect to decline in future periods.

Partially offsetting the drivers of the loss from operations before income taxes were favorable policyholder benefits and changes in the fair value of insurance liabilities, policy charges and fee income, asset management and service fees, and net investment income.

Ceded Business

There was no impact to the loss from operations before income tax as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Retained Business

Revenues were $(276) million for the nine months ended December 31, 2022, driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates and derivatives losses on interest rate swaps which were partially offset by gains on equity options. Partially offsetting the impact of the investment losses were policy charges and fee income, asset management and service fees, and net investment income.

Benefits and expenses were $44 million for the nine months ended December 31, 2022 and primarily driven by policyholders’ benefits offset by the decrease in the fair value of insurance liabilities. Also contributing to benefits and expenses for the period were general, administrative and other expenses driven by acquisition-related expenses that we expect to decline in future periods.
Ceded Business

As a result of the reinsurance agreements with Prudential Insurance and Pruco Life, revenues, which were comprised primarily of net investment losses, were fully offset by expenses, which were comprised of policyholder benefits and changes in the fair value of insurance liabilities.

CHANGES IN FINANCIAL POSITION - PREDECESSOR COMPANY

March 31, 2022 to December 31, 2021 Comparison
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

Total liabilities decreased $3.8 billion from $56.9 billion at December 31, 2021 to $53.1 billion at March 31, 2022. Significant components were:

•$0.7 billion decrease in Future policy benefits driven by a decrease in reserves related to our variable annuity living benefit guarantees due to widening non-performance risk (“NPR”) spreads and rising interest rates.
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

RESULTS OF OPERATIONS - PREDECESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Three Months Ended March 31, 2022 and 2021

Income (loss) from operations before income taxes decreased $2 billion from a gain of $2.4 billion for the three months ended March 31, 2021 to a gain of $0.4 billion for the three months ended March 31, 2022, primarily driven by:

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

All Predecessor Company Periods

The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended March 31	For the Year Ended December 31,
	2022	2021	2020
	in millions (1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$459	$5,752	$(5,904)
Change in the NPR adjustment	156	(945)	520
Change in fair value of hedge assets, excluding capital hedges(3)	(392)	(3,224)	2,077
Change in fair value of capital hedges(4)	39	(900)	(921)
2021 Variable Annuities Recapture Impact	—	5,142	—
Other	218	1,201	1,622
Realized investment gains (losses), net, and related adjustments	480	7,026	(2,606)
Market experience updates(5)	(57)	180	(96)
Charges related to realized investments gains (losses), net	(97)	(215)	72
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$326	$6,991	$(2,630)
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in other comprehensive income (versus net income) of $(70) million for the three months ended March 31, 2022 and $1,659 million and $1,298 million for the years ended December 31, 2021 and 2020, respectively.

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

2021 to 2020 Annual Comparison

Revenues increased $11.1 billion from a loss of $2.2 billion for the year ended December 31, 2020 to a gain of $8.9 billion for the year ended December 31, 2021. Excluding the impact of our annual reviews and update to our assumptions and other refinements, the increase was $11.3 billion primarily driven by:

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

Income Taxes
For discussion on income tax related items, see “Business - Regulation” and Note 9 to the Financial Statements.
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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see Item 1 “Business - Regulation” and Item 1A “Risk Factors”.

Capital

We manage FLIAC to regulatory capital levels and utilize the risk-based capital (“RBC”) ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, equity market and interest rate risks and general business risks. RBC determines the minimum amount of capital required of an insurer to support its operations and underwriting coverage. The ratio of a company’s Total Adjusted Capital (“TAC”) to RBC is the corresponding RBC ratio. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

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

The Predecessor Company has returned capital, including dividends, to its parent, PAI, for the periods indicated below.

Return of Capital
(in millions)
March 31, 2022	$306
December 31, 2021	$451
September 30, 2021	$3,813
June 30, 2021	$188
March 31, 2021	$192
December 31, 2020	$188
September 30, 2020	$192
June 30, 2020	$173
March 31, 2020	$207

Following the previously discussed change in ownership, the Successor Company did not return capital, including dividends, to FGH during the nine months ended December 31, 2022.

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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and returns of capital to the Predecessor parent company, hedging and reinsurance activity and payments in connection with financing activities.

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We also consider the risk of future collateral requirements under stressed market conditions in respect of the derivatives we utilize.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of December 31, 2022 and 2021, the Company had liquid assets of approximately $6 billion and $12 billion, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was approximately $1 billion and $3 billion as of December 31, 2022 and 2021, respectively.

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $300 million to meet its short-term liquidity and other capital needs. During the nine months ended December 31, 2022, the Company borrowed against the agreement on two separate transactions, each of which was for $75 million. Both transactions were repaid in full, plus interest. As of December 31, 2022, there were no outstanding borrowings under the agreement. In February 2023, the Company borrowed $120 million of funds under the agreement, which was subsequently repaid in full, plus interest in March 2023.

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

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in “Other liabilities” in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in “Other liabilities” in our consolidated statement of financial position. As of December 31, 2022, the liabilities associated with our outstanding repurchase and securities lending agreements were $311 million and $106 million, respectively.

Financing Activities

Liquidity Regarding Hedging activities

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is defined as the risk of loss from changes in interest rates, equity prices, and foreign currency exchange rates resulting from asset/liability mismatches where the change in the value of our liabilities is not offset by the change in value of our assets. See Item 1A, “Risk Factors” for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

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
•Certain product-related expenses; and
•Guaranteed death benefits/fees

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

We assess the impact of interest rate movements on the value of our Retained Business financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated changes in fair value on these financial instruments from an immediate hypothetical 100 basis point upward and downward parallel shift at December 31, 2022. Similarly, for the Predecessor Company, the estimated impact of an immediate hypothetical 100 basis point downward parallel shift is presented further below as of December 31, 2022. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	Successor Company
	As of December 31, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities		$3,899	$516	$(411)

Liabilities
Retained Business
Derivatives
Interest rate swaps	$12,131	$325	$(432)	$363
Insurance Liabilities
Variable annuities		$2,665	$948	$(754)
			$516	$(391)

Net change			$—	$(20)

	Predecessor Company
	As of December 31, 2021
	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$8,798	$(612)
Policy loans		12	—
Commercial mortgage and other loans		1,516	(75)
Derivatives:
Swaps	$17,914	$175	$(870)
Futures	910	—	—
Options	20,582	(65)	150
Forwards	50	—	—
Variable annuity and other living benefit feature embedded derivatives		(4,060)	1,348
Indexed annuity contracts		(2,041)	(312)
Total embedded derivatives(2)		(6,101)	1,036
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		(2,391)	4
Net estimated potential gain (loss)			$(367)

(1) Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value”.
(2) Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3) Excludes $14 billion as of December 31, 2021 of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

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

We estimate our equity risk from an immediate hypothetical 10% change in equity benchmark levels. The following table sets forth the net estimated potential change in fair value from such a change in certain of our Retained Business financial assets, financial liabilities, and derivatives as of December 31, 2022. Similarly, for the Predecessor Company, the estimated impact of an immediate hypothetical 10% decrease in equity benchmark levels is presented further below as of December 31, 2021. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such events. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the liability in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	Successor Company
	December 31, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Assets
Retained Business
Derivatives
Equity futures	$1,737	$46	$(174)	$174
Equity options	3,286	118	(104)	69
Total Derivatives		$164	$(278)	$243

Liabilities
Retained Business
Derivatives
Total return swaps	$—	$25	$(104)	$104
Insurance Liabilities
Variable annuities		2,665	367	(336)
Total		$2,690	$263	$(232)

Net change			$(15)	$11

	Predecessor Company
	As of December 31, 2021
	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$322	$(32)
Equity-based derivatives(2)	$26,240	(58)	(192)
Variable annuity and other living benefit feature embedded derivatives		(4,060)	(432)
Indexed annuity contracts		(2,041)	628
Total embedded derivatives(3)		(6,101)	196
Net estimated potential loss			$(28)
(1)Both the notional amount and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the OTC market. See Notes 5 and 16 to the Financial Statements for more information.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortitude Life Insurance & Annuity Company
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Fortitude Life Insurance & Annuity Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2022, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

March 22, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying statements of financial position of Fortitude Life Insurance & Annuity Company and its subsidiary (Successor) (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity, and of cash flows for the nine months ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the nine months ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Retained Business Variable Annuity Contracts with Guaranteed Benefits, Included in Insurance Liabilities, at Fair Value

As described in Notes 2, 6, and 7 to the consolidated financial statements, as of December 31, 2022, the fair value of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value was $2.7 billion. Management elected the fair value option on the entirety of the insurance liabilities. The change in fair value of these liabilities is reported in several line items within revenues and benefits and expenses in the consolidated statement of operations and comprehensive income (loss). Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates.

The principal considerations for our determination that performing procedures relating to the valuation of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the retained business variable annuity contracts with guaranteed benefits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s internal models and significant assumptions related to interest rate levels, volatility, lapse rates, benefit utilization rates, withdrawal rates, and mortality rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of retained business annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value; (ii) evaluating the appropriateness of management’s internal models; (iii) testing the completeness and accuracy of data used in the internal models; and (iv) evaluating the reasonableness of the assumptions related to interest rate levels, volatility, lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Evaluating the aforementioned assumptions involved evaluating whether the assumptions used were reasonable considering industry knowledge and data, and for the lapse rates, benefit utilization rates, withdrawal rates, and mortality rates, historical Company data and experience. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s internal models and evaluating the reasonableness of the aforementioned assumptions.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
March 22, 2023

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of Fortitude Life Insurance & Annuity Company (formerly Prudential Annuities Life Assurance Corporation) (Predecessor) (the “Company”) as of December 31, 2021, and the related statements of operations and comprehensive income (loss), of equity, and of cash flows for the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Retained Business Derivative Positions, at Fair Value and the Related Investment Gains

As described in Notes 1, 2 and 6 to the financial statements, total investments were $3.9 billion as of March 31, 2022 (a portion of which relates to retained derivative positions, at fair value) and total investment gains, net was $481 million for the three month period ended March 31, 2022 (a portion of which relates to realized and unrealized changes in fair value of derivatives). Derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Derivative positions are carried at fair value, generally by obtaining quoted prices in active markets or through the use of valuation models. The majority of the Company’s derivative positions are traded in the OTC derivative market, are classified within Level 2 in the fair value hierarchy, and are valued using models that utilize actively quoted or observable market input from external market data providers, third-party pricing vendors, and/or recent trading activity.

The principal considerations for our determination that performing procedures relating to the valuation of retained business derivative positions, at fair value and the related investment gains is a critical audit matter are (i) a high degree of auditor effort in performing procedures related to the valuation of these derivatives, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of securities and (ii) comparing the independent range of prices to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent range of prices involved testing the completeness and accuracy of the data provided by management.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
March 22, 2023

We have served as the Company's auditor since 2003.

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Financial Position
(in millions, except share amounts)

	Successor Company	Predecessor Company
	December 31
	2022	2021
ASSETS
Fixed maturity securities: December 31, 2022 at fair value (1); December 31, 2021, available-for-sale, at fair value (net of allowance for credit losses: $1, amortized cost: $8,556)	$5,024	$8,771
Fixed maturity securities, trading, at fair value (amortized cost: December 31, 2021 - $28)	—	27
Equity securities, at fair value (cost: December 31, 2022 - $201 (1); December 31, 2021 - $323)	175	322
Mortgage and other loans: December 31, 2022 at fair value (1); December 31, 2021 (net of $5 allowance for credit losses)	196	1,504
Short-term investments	42	875
Other invested assets (includes $430 and $13 of assets measured at fair value at December 31, 2022 and 2021, respectively)	450	106
Total investments	$5,887	$11,605
Cash and cash equivalents	872	2,016
Accrued investment income	52	61
Reinsurance recoverables: at fair value for December 31, 2022 (1)	235	8,108
Net modified coinsurance receivable, at fair value (1)	18	—
Deposit asset, at fair value for December 31, 2022 (1)	607	2,659
Goodwill	93	—
Income taxes	50	909
Other assets: (Receivables from parent and affiliates: December 31, 2022 - $40; December 31, 2021 - $5)	127	954
Separate account assets, at fair value (1)	23,601	32,267
TOTAL ASSETS	$31,542	$58,579

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value (1)	$5,546	$—
Future policy benefits	—	4,505
Policyholder account balances	—	11,750
Reinsurance payables	—	7,183
Other liabilities (Payables to parent and affiliates: December 31, 2022 - $3; December 31, 2021 - $250 )	808	1,192
Separate account liabilities, at fair value (1)	23,601	32,267
Total liabilities	$29,955	$56,897

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,759	592
Retained (deficit) earnings	(286)	917
Accumulated other comprehensive income	111	170
Total equity	1,587	1,682
TOTAL LIABILITIES AND EQUITY	$31,542	$58,579

(1) We have elected the fair value option on these financial statement line items for the Successor Company. See Note 2 for further discussion.
See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Successor Company	Predecessor Company
	Nine Months Ended December 31	Three Months Ended March 31	Year Ended December 31
	2022		2021	2020
REVENUES
Premiums	$19	$8	$37	$61
Policy charges and fee income	365	97	1,232	1,944
Net investment income	255	99	490	579
Asset management and service fees	71	20	255	391
Other income (loss)	7	(19)	(554)	61
Investment gains (losses), net	(1,907)	481	7,489	(5,261)
TOTAL REVENUES	(1,190)	686	8,949	(2,225)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(1,010)	—	—	—
Policyholder benefits	—	26	(220)	223
Interest credited to policyholder account balances	—	85	640	180
Amortization of deferred policy acquisition costs	—	104	380	404
Commission expense	65	35	1,573	798
General, administrative and other expenses	75	3	317	205
TOTAL BENEFITS AND EXPENSES	(870)	253	2,690	1,810
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(320)	433	6,259	(4,035)
Income tax expense (benefit)	(34)	77	1,294	(866)
NET INCOME (LOSS)	$(286)	$356	$4,965	$(3,169)
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	140	—	—	—
Net unrealized investment gains (losses)	—	(561)	(1,725)	1,398
Total	140	(561)	(1,725)	1,398
Less: Income tax expense (benefit) related to other comprehensive income (loss)	29	(118)	(362)	294
Other comprehensive income (loss), net of taxes	111	(443)	(1,363)	1,104
COMPREHENSIVE INCOME (LOSS)	$(175)	$(87)	$3,602	$(2,065)

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021 (Predecessor Company)	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive loss:
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, March 31, 2022 (Predecessor Company)	$3	$286	$1,273	$(273)	$1,289

Balance, April 1, 2022 (Successor Company) (1)	$3	$1,759	$—	$—	$1,762
Comprehensive income (loss):
Net loss	—	—	(286)	—	(286)
Other comprehensive income, net of tax	—	—	—	111	111
Total comprehensive loss					(175)
Balance, December 31, 2022 (Successor Company)	$3	$1,759	$(286)	$111	$1,587

(1) Additional paid-in capital, as of April 1, 2022, was adjusted for the removal of the preliminary bargain purchase gain. See “Business Combination” within Note 1 for further discussion.

	Predecessor Company
	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$3	$5,143	$(47)	$429	$5,528
Cumulative effect of adoption of accounting changes(1)	—	—	(1)	—	(1)
Return of capital	—	(760)	—	—	(760)
Comprehensive income (loss):
Net loss	—	—	(3,169)	—	(3,169)
Other comprehensive income, net of tax	—	—	—	1,104	1,104
Total comprehensive loss					(2,065)
Balance, December 31, 2020	3	4,383	(3,217)	1,533	2,702
Return of capital	—	(3,813)	—	—	(3,813)
Dividend to parent	—	—	(831)	—	(831)
Assets purchased/transferred from/to affiliates	—	22	—	—	22
Comprehensive income (loss):
Net income	—	—	4,965	—	4,965
Other comprehensive loss, net of tax	—	—	—	(1,363)	(1,363)
Total comprehensive income					3,602
Balance, December 31, 2021	$3	$592	$917	$170	$1,682

(1) Includes the impact from the adoption of Accounting Standards Update 2016-13. See Note 14 for further discussion.

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Cash Flows
(in millions)

	Successor Company	Predecessor Company
	Nine Months Ended December 31	Three Months Ended March 31	Year Ended December 31
	2022		2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(286)	$356	$4,965	$(3,169)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	1,907	(481)	(7,489)	5,261
Interest credited to policyholders’ account balances	—	85	640	180
Other, net	(24)	2	3	—
Change in:
Insurance liabilities, at fair value	(7,751)	—	—	—
Deposit asset, at fair value	1,989	—	—	—
Net modified coinsurance receivable, at fair value	4,685	—	—	—
Future policy benefits	—	60	642	1,251
Accrued investment income	(21)	1	60	(19)
Net receivables from/payables to parent and affiliates	—	(37)	15	(7)
Deferred policy acquisition costs	—	104	3,466	65
Income taxes	184	142	896	(539)
Reinsurance recoverables	15	(39)	(33)	(37)
Derivatives, net	(220)	(1,079)	(2,623)	(1,754)
Other, net	(14)	(3)	(1,238)	(60)
Cash flows from (used in) operating activities	464	(889)	(696)	1,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	3,362	—	—	—
Fixed maturities, available-for-sale	—	422	9,400	708
Fixed maturities, trading	—	—	2,086	392
Equity securities	—	95	56	31
Secured receivable	60	—	—	—
Mortgage and other loans	6	39	338	33
Other invested assets	4	1	53	43
Short-term investments	301	795	464	8,209
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(4,312)	—	—	—
Fixed maturities, available-for-sale	—	(751)	(5,833)	(4,445)
Fixed maturities, trading	—	—	(5,392)	(1,068)

Fortitude Life Insurance & Annuity Company Audited Consolidated Statements of Cash Flows (Continued) (in millions)

	Successor Company	Predecessor Company
	Nine Months Ended December 31	Three Months Ended March 31	Year Ended December 31
	2022		2021	2020
Equity securities	(11)	—	(101)	(242)
Secured receivable	(7)	—	—	—
Mortgage and other loans	(203)	(13)	(1,267)	(312)
Other invested assets	(345)	—	(225)	(176)
Short-term investments	(42)	(94)	(1,023)	(8,192)
Notes receivable from parent and affiliates, net	—	—	51	1
Derivatives, net	—	3	(84)	522
Other, net	(1)	—	—	—
Cash flows from (used in) investing activities	(1,188)	497	(1,477)	(4,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholder's account deposits (withdrawals)	(176)	62	4,602	2,636
Cash collateral for loaned securities	(99)	205	—	—
Repayments of debt (maturities longer than 90 days)	—	—	(300)	—
Net decrease in short-term borrowing	—	—	(120)	(242)
Drafts outstanding	(7)	(7)	(3)	9
Distribution to parent	—	(306)	(1,057)	(760)
Repurchase agreements	300	—	—	—
Other, net	—	—	(2)	(45)
Cash flows from (used in) financing activities	18	(46)	3,120	1,598
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(706)	(438)	947	(1,726)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,578	2,016	1,069	2,795
CASH AND CASH EQUIVALENTS, END OF YEAR	$872	$1,578	$2,016	$1,069
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$(217)	N/A	$398	$(327)
Interest paid	$—	N/A	$8	$25
Significant Non-Cash Transactions

During the nine months ended December 31, 2022, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company, a subsidiary of Prudential Financial, Inc., that resulted in non-cash transactions of $4,635 million of investments with a corresponding offset of $(4,635) million related to the modified coinsurance payable, which is presented on a net basis with the modified coinsurance receivable as “Net modified coinsurance receivable, at fair value” in the consolidated statement of cash flows and consolidated statement of financial position.

For the year ended December 31, 2021, Cash Flows from Investing and Financing Activities excludes certain non-cash activities related to the following:

•Effective July 1, 2021, Pruco Life Insurance Company recaptured the risks related to its business that had previously been reinsured to Prudential Annuities Life Assurance Corporation from April 1, 2016 through June 30, 2021. See Note 8 for additional information.
•Effective December 1, 2021, Prudential Annuities Life Assurance Corporation reinsured certain variable and fixed annuities to Pruco Life Insurance Company, which resulted in $2.6 billion of investment transfers and $0.2 billion of dividend payment in securities. See Note 8 for additional information.

There were no significant non-cash transactions for the year ended December 31, 2020.

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Notes to Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION
Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiary (collectively, “FLIAC” or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation (“PALAC”)) was a wholly-owned subsidiary of Prudential Annuities, Inc (“PAI”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates. See “Basis of Presentation” for further information.

Basis of Presentation

The Audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting financial information in accordance with instructions to Form 10-K and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying Audited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Successor Company and a variable interest entity (“VIE”) that meets the requirements for consolidation. All intercompany transactions have been eliminated in consolidation. The financial statements of the Predecessor Company were not consolidated as it was a single entity prior to acquisition.

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we have elected to “push down” the basis to FLIAC in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of push-down accounting and is referred to as the Successor Company. See “Successor Company and Predecessor Company Footnote Disclosures” further below for discussion regarding the organization of our Notes to Consolidated Financial Statements. See “Business Combination” further below for additional information regarding the acquisition. See also Note 2 for further discussion regarding the impacts of our application of push-down accounting.

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

Successor Company and Predecessor Company Footnote Disclosures

Given the significant impact to our disclosures resulting from our election to apply both push-down accounting and the fair value option, we have organized the majority of our Notes to Consolidated Financial Statements to address disclosure requirements for our Successor Company in a dedicated footnote while addressing disclosure requirements for our Predecessor Company in a separate dedicated footnote. The order of our Notes to Consolidated Financial Statements generally begins with our Successor Company disclosures followed by Predecessor Company disclosures. In the case where discussion regarding Successor and Predecessor Companies are the same, or similar, particularly regarding significant accounting policies and fair value estimations, we have made the disclosure within the Successor Company footnote and have made reference to that disclosure within our Predecessor Company footnote.

Fortitude Life Insurance & Annuity Company

Business Combination

As referenced above, we have applied push-down accounting to FLIAC's consolidated financial statements, which resulted in the initial recognition of its assets and liabilities at fair value as of the acquisition date, April 1, 2022.

The total preliminary purchase consideration of the acquisition was $1,761 million, comprised of $1,748 million cash transferred for the purchase price and a $13 million cash reimbursement to the seller for transaction costs incurred. A bargain purchase gain was initially recognized in the amount of $5 million, representing the excess of the fair value of net assets acquired over the consideration paid.

In December 2022, an adjustment was made to increase the preliminary purchase consideration by $1 million, which was comprised of an increase of $4 million related to the cash transferred for the purchase price offset by a decrease of $3 million related to the estimated cash reimbursement to the seller for transaction costs incurred. Also in December 2022, the Company made a measurement period adjustment that reduced the deferred tax asset that it previously recognized on its acquisition-date balance sheet by $97 million.

The net impact of these adjustments resulted in a change from the preliminary bargain purchase gain to goodwill at April 1, 2022. The entire goodwill balance is allocated to the Retained Business segment and there have been no impairments recorded subsequent to initial recognition. We will continue to evaluate the overall transaction through the one-year measurement period subsequent to acquisition date, as allowed under applicable accounting guidance, but do not expect any additional material changes.

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date and represents amounts recognized for each major class of assets and liabilities, after application of push-down accounting.

	Successor Company
	April 1, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$3,900	$6,907	$10,807
Cash and cash equivalents	941	637	1,578
Reinsurance recoverables	—	250	250
Net modified coinsurance receivable	—	68	68
Income taxes	255	—	255
Deposit asset	—	2,596	2,596
Other assets	61	35	96
Separate account assets	26,792	2,634	29,426
TOTAL ASSETS	$31,949	$13,127	45,076

LIABILITIES
Insurance liabilities	$3,362	$10,249	$13,611
Other liabilities	126	244	370
Separate account liabilities	26,792	2,634	29,426
TOTAL LIABILITIES	30,280	13,127	43,407

Net assets acquired	1,669	—	1,669
Consideration	1,762	—	1,762
Goodwill	$93	$—	$93

Fortitude Life Insurance & Annuity Company

In addition to the items discussed above, the Successor Company made the following corrections during 2022 to the previously reported fair value of assets acquired and liabilities assumed at the acquisition date, which are reflected in the above chart. These corrections had no impact to net assets acquired, consideration paid, or goodwill.
•$94 million decrease to Reinsurance recoverables;
•$63 million increase to Net modified coinsurance receivable;
•$19 million decrease to Deposit asset; and
•$50 million decrease to Insurance liabilities.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS - SUCCESSOR COMPANY

Fair Value Option

Following the acquisition, we have elected to prospectively apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance liabilities, and associated reinsurance activity with how we manage the business.

Fortitude Life Insurance & Annuity Company

The following represents the financial statement line items impacted by the fair value election and the changes to such line items from what was previously presented under the Predecessor Company:

	Successor Company	Predecessor Company
Financial Statement Line Item
STATEMENTS OF FINANCIAL POSITION
Assets
Investments
	“Fixed maturity securities, at fair value”	“Fixed maturity securities, available-for-sale, at fair value” and “Fixed maturity securities, trading, at fair value”
	“Equity securities, at fair value”	“Equity securities, at fair value”
	“Mortgage and other loans, at fair value”	“Commercial mortgage and other loans”
Other
	“Reinsurance recoverables” and “Net modified coinsurance receivable, at fair value” (1)	“Reinsurance recoverables” and “Reinsurance payables”
	“Deposit asset at fair value” (2)	“Deposit asset”
	“Separate account assets, at fair value”	“Separate account assets”

Liabilities
	“Insurance liabilities, at fair value”	“Future policy benefits” and “Policyholders' account balances”
	“Separate account liabilities, at fair value”	“Separate account liabilities”
STATEMENTS OF OPERATIONS
Revenues
	“Investment gains (losses), net”	“Realized investment gains (losses), net” and “Net unrealized investment gains (losses)” (3)
Benefits and Expenses
	“Policyholder benefits and changes in fair value of insurance liabilities”	“Policyholders' benefits” and “Interest credited to policyholders' account balances”
STATEMENTS OF COMPREHENSIVE INCOME
Other comprehensive income (loss)
	“Changes in own-credit risk related to insurance liabilities”	N/A

(1) Balances unrelated to the modified coinsurance agreement will remain in the respective reinsurance recoverable and payable line items.
(2) Included within “Other assets” by the Predecessor Company.
(3) Represents “Net unrealized investment gains (losses)” included in Other comprehensive income (loss).

Fortitude Life Insurance & Annuity Company

Description of Significant Accounting Policies

ASSETS

Fixed maturity securities, at fair value - We have elected the fair value option on the entirety of our fixed maturity securities portfolio. Accordingly, realized and unrealized gains and losses on these investments are reported in “Investment gains and losses” on the statement of operations. Investments in fixed maturity securities are recorded on a trade-date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets.

Interest income, which includes prepayment premiums and the amortization of premium/accretion of discount, is reported in “Net investment income” on the statement of operations and is calculated under the effective yield method. For certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations. For structured securities that are not of high credit quality, the yields are based on cash flows which take into account both expected losses and prepayments.

Equity securities, at fair value - We have elected the fair value option on the entirety of our equity securities portfolio. Accordingly, realized and unrealized gains and losses on these investments are reported in “Investment gains and losses” on the consolidated statement of operations. Dividend income is reported on the ex-dividend date.

Mortgage and other loans - We have elected the fair value option on the entirety of our mortgage and other loans portfolio which are comprised of commercial and residential mortgage loans.

Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income and prepayment fees are included in “Net investment income”.

Short-term investments - These investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Other invested assets - These investments primarily consists of the following:

•Limited partnerships and limited liability companies (“LPs/LLCs”) - LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other than temporary impairment), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, which are primarily comprised of private credit investments, the associated realized and unrealized gains and losses are reported in “Net investment income” on the consolidated statement of operations.

•Policy loans - These investments represent funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

•Derivatives - See “Other Accounting Policies” further below for discussion on derivative financial instruments.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, and receivables related to securities purchased under agreements to resell (see also “Securities sold under agreements to purchase” below).

Accrued investment income - Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

Fortitude Life Insurance & Annuity Company

Income taxes - Income taxes represents the net deferred tax asset and, when applicable, the Company’s estimated taxes receivable for the current year and open audit years. Income tax payables for the current year and open audit years are included in Other liabilities.

The Company has not yet filed any tax returns for the period subsequent to the acquisition. Pursuant to the acquisition agreement, any tax examinations and resulting tax liability for the Predecessor Company will be the sole responsibility of PAI.

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance, if necessary, to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 9 for a discussion of factors considered when evaluating the need for a valuation allowance.

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

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. It is the excess of the cost of an acquisition over the fair value of the assets acquired and liabilities assumed at the date of acquisition. We review the carrying amount of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount might not be recoverable. Goodwill impairment testing compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit to which the goodwill relates is less than the carrying amount of the reporting unit, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the reporting unit in an amount not to exceed the total amount of goodwill allocated to the reporting unit.

Other assets consists primarily of accruals for asset management and service fees and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

Fortitude Life Insurance & Annuity Company

Separate account assets - We have elected the fair value option on the entirety of our separate account assets which represents segregated funds that are invested for certain contractholders. The contractholder has the option of directing funds to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset management and service fees charged to the accounts are included in “Asset management and service fees”. See Note 19 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

Accounting Policies Specific to the Ceded Business

Reinsurance recoverables - We have elected the fair option on the entirety of our reinsurance recoverables which represent receivables that back the insurance liabilities under the reinsurance agreement regarding the business reinsured to Prudential Insurance. The reinsurance recoverable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our reinsurance recoverable is determined by the fair value calculation of our insurance liabilities. See discussion regarding the significant accounting policies of insurance liabilities further below. Changes in reinsurance recoverables and the associated insurance liabilities are both recorded through “Policyholder benefits and changes in fair value of insurance liabilities” within the Consolidated Statements of Operations. For additional information about these reinsurance arrangements see Note 8.

Net modified coinsurance receivables and payables - We have elected the fair value option on the entirety of our modified coinsurance agreement receivables and payables. Modified coinsurance receivables represent the reserve credits for the insurance liabilities covered under the reinsurance agreement with Pruco Life regarding our variable annuity base contracts with guaranteed benefits. The modified coinsurance receivable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our modified coinsurance receivable is determine by the fair value calculation of our insurance liabilities. See discussion regarding the significant accounting policies of insurance liabilities further below. Similarly, the modified coinsurance payable primarily represents the fair value of the assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is calculated to match the fair value of the assets under the reinsurance agreement. The modified coinsurance agreement receivables and payables are presented on a net basis within the Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company

Deposit asset - We have elected the fair value option on the entirety of our deposit asset, which represents assets, held in trust by the reinsurer, that back the insurance liabilities under the reinsurance agreement with Pruco Life regarding our fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our deposit asset is determined by the fair value calculation of our insurance liabilities.

LIABILITIES

Insurance liabilities - We have elected the fair value option on the entirety of our insurance liabilities, which primarily include liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 7. These liabilities represent reserves for guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). Changes in the fair value of insurance liabilities are reported in “Policyholder benefits and changes in fair value of insurance liabilities” on the consolidated statements of operations.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We evaluate, and update when applicable, our actuarial assumptions such as mortality and policyholder behavior assumptions, on a quarterly basis. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

Cash collateral for loaned securities represents liabilities to return cash proceeds from securities lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”.

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

Other liabilities consists primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet settled at the balance sheet date. Other liabilities may also include derivative instruments for which fair values are determined as described below under “Other Accounting Policies”.

Fortitude Life Insurance & Annuity Company

Separate account liabilities - We have elected the fair value option on the entirety of our separate account liabilities which primarily represents the contractholders’ account balances in separate account assets, and to a lesser extent, borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

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

Amounts received as payment for variable annuities and other contracts without life contingencies are reported as deposits to “Insurance liabilities” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investments in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally recorded when received. Benefits and expenses for these products include claims in excess of related account balances and expenses of contract administration.

Asset management and service fees principally includes asset-based asset management fees, which are recognized in the period in which the services are performed.

Other income primarily includes foreign exchange gains and losses related to certain currency derivatives and the associated hedged items. Also included in other income are realized and unrealized activity related to certain private equity investments that are reported in “Other invested assets”.

Fortitude Life Insurance & Annuity Company

Realized investment gains (losses), net includes unrealized and realized gains or losses on investments which includes non-foreign exchange-related derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations, and changes in fair value of the derivative instruments.

OTHER ACCOUNTING POLICIES

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk (“NPR”) used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company's OTC derivatives are cleared and settled through central clearing counterparties, while others are bilateral contracts between two counterparties. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

As part of our application of push-down accounting in connection with the acquisition of the Company, we have de-designated the Predecessor Company's hedging relationships for all of our derivative instruments and accordingly any related accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. The Successor Company does not designate any new derivatives as instruments that qualify for hedge accounting treatment. Accordingly, all realized and unrealized changes in fair value of derivatives for Successor Company periods are recorded in current earnings within either “Investment gains (losses), net” or “Other income” on the Consolidated Statements of Operations. In addition, for the Successor Company, derivatives are reported in the operating activities section in the Statements of Cash Flows as they are considered economic hedges.

Derivatives are recorded either as assets, within “Other invested assets,” or as liabilities, within “Other liabilities”. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting standard updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2022 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of December 31, 2022

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB. This update, along with any subsequent amendments associated with this update, are not applicable due to our election to adopt the fair value option on all of our insurance liabilities.

Fortitude Life Insurance & Annuity Company

The following represents additional updates that have been issued but not yet adopted as of December 31, 2022:

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.	January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.	We have elected the fair value option on all mortgage and other loans and expect to elect the fair value option on any newly acquired financing receivables. Accordingly, we do not expect the adoption of the ASU to have an impact on the Consolidated Financial Statements or Notes to the Consolidated Financial Statements
3.    SEGMENT INFORMATION - SUCCESSOR COMPANY
Following the acquisition by FGH, we have separated our business into two reportable segments, which we refer to as the “Retained Business” and the “Ceded Business.”

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under coinsurance and modified coinsurance agreements. Historical information has not been revised for the segment presentation and is not comparable following the election of push-down accounting as of April 1, 2022.

Fortitude Life Insurance & Annuity Company

The following is the consolidated balance sheet by segment:

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,257	$1,630	$5,887
Cash and cash equivalents	433	439	872
Accrued investment income	41	11	52
Reinsurance recoverables	—	235	235
Net modified coinsurance receivable	—	18	18
Income taxes	50	—	50
Deposit asset	—	607	607
Goodwill	93	—	93
Other assets	113	14	127
Separate account assets	21,558	2,043	23,601
TOTAL ASSETS	$26,545	$4,997	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,941	$2,605	$5,546
Other liabilities	459	349	808
Separate account liabilities	21,558	2,043	23,601
TOTAL LIABILITIES	24,958	4,997	29,955

EQUITY	1,587	—	1,587
TOTAL LIABILITIES AND EQUITY	$26,545	$4,997	$31,542

Fortitude Life Insurance & Annuity Company

The following is the consolidated comprehensive income (loss) by segment:

	Nine Months Ended December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$19	$—	$19
Policy charges and fee income	365	—	365
Net investment income	125	130	255
Asset management and service fees	71	—	71
Other income	5	2	7
Investment losses, net	(861)	(1,046)	(1,907)
TOTAL REVENUES	(276)	(914)	(1,190)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(96)	(914)	(1,010)
Commission expense	65	—	65
General, administrative and other expenses	75	—	75
TOTAL BENEFITS AND EXPENSES	44	(914)	(870)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(320)	—	(320)
Income tax benefit	(34)	—	(34)
NET LOSS	$(286)	$—	$(286)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	140	—	140
Less: Income tax expense	29	—	29
Other comprehensive income, net of taxes	111	—	111
COMPREHENSIVE LOSS	$(175)	$—	$(175)

Fortitude Life Insurance & Annuity Company

4. INVESTMENTS - SUCCESSOR COMPANY

As discussed in Note 2, we have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity and equity securities and mortgage and other loans. The impact of the election has resulted in the following changes:

•Elimination of the “available-for-sale” designation on all fixed maturity securities, resulting in a change in the recording of unrealized gains and losses through “Investment gains (losses), net” in the consolidated statements of operations rather than in “Accumulated other comprehensive income” (“AOCI”) as a component of equity in the consolidated statements of financial position;
•Elimination of the required allowance for current expected credit losses on applicable financial assets under ASC 326 - Financial Instruments - Credit Losses, which include fixed maturity securities designated as “available-for-sale” and mortgage and other loans; and
•Elimination of a significant portion of the required disclosures for available-for-sale securities and mortgage and other loans. These disclosures primarily relate to the amortized cost and unrealized gains and losses on available-for-sale securities. Disclosures for historical periods under the Predecessor Company are provided in Note 15.

The accumulated unrealized gains and losses recorded in AOCI at March 31, 2022 related to the available-for-sale securities were reset in conjunction with our election of push-down accounting on April 1, 2022. Similarly, the allowance for credit losses at March 31, 2022 on our available-for-sale securities and secured receivable was eliminated in conjunction with our election of push-down accounting on April 1, 2022. As of December 31, 2022, there was no balance remaining in AOCI for unrealized gains and losses on our available-for-sale securities and no remaining allowance for credit losses.

See Note 6 for further discussion and disclosures of the fair values of these financial assets.

Secured Receivable

The economics of commercial mortgage and other loans and certain fixed maturity securities held by the Predecessor Company were transferred to FLIAC via participation agreements at acquisition. The legal ownership and control over the participated assets was not transferred and cannot be freely pledged or exchanged by FLIAC. This transfer did not meet the requirements of sale accounting and is therefore accounted for as a secured borrowing. These participated assets were represented on our balance sheet, at fair value, in the form of a secured receivable, all of which was associated with our Ceded Business segment. During 2022, all assets within the participation agreements were transferred out of the Company as part of the novation program discussed in Note 1. Accordingly, the secured receivable is no longer carried on FLIAC's balance sheet as of December 31, 2022, however, income statement activity for the nine months ended, December 31, 2022 related to the secured receivable is included in the following charts, where applicable.

Other Invested Assets

The following table sets forth the composition of “Other invested assets”:

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$4	$4
Real estate-related	—	5	5
Subtotal equity method	—	9	9
Fair value:
Private equity	344	1	345
Total LPs/LLCs	344	10	354
Derivative instruments	85	—	85
Policy loans	11	—	11
Total other invested assets	$440	$10	$450

Fortitude Life Insurance & Annuity Company

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$37	$10	$47
Mortgage and other loans	1	—	1
Short-term investments and cash equivalents	3	1	4
Total accrued investment income	$41	$11	$52

There were no write-downs on accrued investment income for the nine months ended December 31, 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Nine Months Ended December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$123	$94	$217
Equity securities	—	3	3
Secured receivable	—	18	18
Mortgage and other loans	2	—	2
Other invested assets	2	7	9
Short-term investments and cash equivalents	—	10	10
Gross investment income	$127	$132	$259
Less: investment expenses	(2)	(2)	(4)
Net investment income	$125	$130	$255

The activity above includes interest income related to fair value option investments, where applicable.

Investment Gains (Losses), Net

The following table sets forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Nine Months Ended December 31, 2022
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(517)	$(123)	$(640)	$232	$(501)	$(269)	$(285)	$(624)	$(909)
Equity securities	—	—	—	(27)	—	(27)	(27)	—	(27)
Secured receivable	—	—	—	—	(59)	(59)	—	(59)	(59)
Derivatives	—	(221)	(221)	—	(691)	(691)	—	(912)	(912)
Total	$(517)	$(344)	$(861)	$205	$(1,251)	$(1,046)	$(312)	$(1,595)	$(1,907)

Fortitude Life Insurance & Annuity Company

Repurchase Agreements and Securities Lending

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within Other liabilities in the consolidated statements of financial position.

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the cash received under the outstanding repurchase agreements.

	December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
U.S. corporate public securities	$—	$111	$200	$311

The market value of the securities posted as collateral under the repurchase agreements was $326 million.

The following table sets forth the remaining contractual maturities of the Successor Company's securities lending transactions by the security type that was loaned, all of which are contained in the Ceded Business. The amounts below represent the cash collateral received for the loaned securities.

	December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
Equity securities	$106	$—	$—	$106

The market value of the securities loaned was $103 million as of December 31, 2022.

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

As of December 31, 2022 there were fixed maturity securities of $7 million on deposit with governmental authorities or trustees as required by certain insurance laws.
5.    DERIVATIVES AND HEDGING - SUCCESSOR COMPANY
Types of Derivative Instruments

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

See below for information on these contracts and the related strategies.

Fortitude Life Insurance & Annuity Company

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

In standardized exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values of underlying referenced investments. The Company enters into exchange-traded futures with regulated futures commission merchants who are members of a trading exchange.

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

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

In standardized exchange-traded equity futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values underlying referenced equity indices. The Company enters into exchange-traded futures with regulated futures commission merchants who are members of a trading exchange.

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

Credit Contracts

The Company purchases credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company sells credit protection using credit derivatives in order to generate a credit spread for the benefit of the Company’s investment portfolio.

Fortitude Life Insurance & Annuity Company

Primary Risks Managed by Derivatives

The table below provides a summary, by operating segment, of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

As part of our application of push-down accounting in connection with the acquisition of the Company, we have de-designated the Predecessor Company's hedging relationships for all of our derivative instruments and accordingly any related accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. Historical information has not been restated under the updated segmentation and is not comparable following the change in ownership on April 1, 2022. See Notes 1 and 2 for further information regarding the acquisition of the Company and Note 3 for further information regarding the Company's operating segments.

	Successor Company
	December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value
		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$12,131	$228	$(553)
Currency/Interest Rate
Foreign Currency Swaps	100	11	—
Credit
Credit Default Swaps	520	5	—
Equity
Equity Futures	(1,737)	46	—
Total Return Swaps	—	24	(49)
Equity Options	3,286	118	—
Total Derivatives, Retained Business	14,300	432	(602)

Ceded Business
Interest Rate
Interest Rate Swaps	2,517	48	(117)
Currency/Interest Rate
Foreign Currency Swaps	48	6	—
Credit
Credit Default Swaps	71	1	—
Equity
Total Return Swaps	—	—	—
Equity Options	7,139	180	(356)
Total Derivatives, Ceded Business	9,775	235	(473)

Total Derivatives (1)	$24,075	$667	$(1,075)
(1) Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position

Fortitude Life Insurance & Annuity Company

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments, that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$183	$(98)	$85	$(85)	$—
Ceded Business	235	(235)	—	—	—
Total	$418	$(333)	$85	$(85)	$—
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$353	$(353)	$—	$—	$—
Ceded Business	473	(272)	201	—	201
Repurchase agreements	311	—	311	(311)	—
Securities lending transactions	106	—	106	(103)	3
Total	$1,243	$(625)	$618	$(414)	$204

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 11. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset.

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Successor Company
	Nine Months Ended December 31,2022
	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(739)	$—	$(739)
Currency/Interest Rate	—	9	9
Credit	5	—	5
Equity	513	—	513
Total, Retained Business	(221)	9	(212)
Ceded Business
Interest Rate	(58)	—	(58)
Currency	—	2	2
Currency/Interest Rate	(22)	90	68
Credit	—	—	—
Equity	(611)	—	(611)
Total, Ceded Business	(691)	92	(599)
Total	$(912)	$101	$(811)

Fortitude Life Insurance & Annuity Company

Counterparty Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. FLIAC manages credit risk by (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.
Substantially all of the Company’s derivative agreements require daily full collateralization by the party in a liability position.

6.    FAIR VALUE OF ASSETS AND LIABILITIES - SUCCESSOR COMPANY

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include cash and cash equivalents, equity securities, and derivative contracts that trade on an active exchange market.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturity securities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), short-term investments, and certain OTC derivatives.

Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, and certain manually priced public fixed maturities. Also included, for the Predecessor company only, were certain highly structured OTC derivatives and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

Fair Value Option Election

As discussed in Note 2, we have elected to adopt the fair value option for several of our financial assets and liabilities. The following are the financial assets and liabilities for which we have elected the fair value option:

•Fixed maturity securities
•Equity securities
•Secured receivable
•Mortgage and other loans
•Reinsurance recoverable
•Separate account assets and liabilities
•Net modified coinsurance receivable
•Deposit asset
•Insurance liabilities
See further below for a discussion of the Successor Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy.

Fortitude Life Insurance & Annuity Company

Assets and Liabilities by Hierarchy Level – The table below present the balances of assets and liabilities reported at fair value on a recurring basis:

	Successor Company
	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Total Business
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$696	$—	$—	$696
Obligations of U.S. states and their political subdivisions	—	166	—	—	166
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	2,796	—	—	2,796
U.S. corporate private securities	—	144	146	—	290
Foreign corporate public securities	—	211	—	—	211
Foreign corporate private securities	—	31	36	—	67
Asset-backed securities(2)	—	377	155	—	532
Commercial mortgage-backed securities	—	43	—	—	43
Residential mortgage-backed securities	—	218	—	—	218
Total Fixed Maturity Securities	$—	$4,687	$337	$—	$5,024
Equity securities	175	—	—	—	175
Mortgage and other loans	—	—	196	—	196
Short-term investments	—	42	—	—	42
Cash and cash equivalents	872	—	—	—	872
Other invested assets(3)	46	621	—	(582)	85
Deposit asset	—	—	607	—	607
Reinsurance recoverables	—	—	235	—	235
Net modified coinsurance receivable	—	—	18	—	18
Subtotal excluding separate account assets	1,093	5,350	1,393	(582)	7,254
Separate account assets	—	23,601	—	—	23,601
Total assets	$1,093	$28,951	$1,393	$(582)	$30,855
Liabilities
Insurance liabilities	—	—	5,546	—	5,546
Other liabilities - derivatives	—	1,076	—	(875)	201
Separate account liabilities	—	23,601	—	—	23,601
Total liabilities	$—	$24,677	$5,546	$(875)	$29,348

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2022, the fair values of such investments were $345 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Retained Business:

	Successor Company
	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Retained Business
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$582	$—	$—	$582
Obligations of U.S. states and their political subdivisions	—	136	—	—	136
Foreign government bonds	—	—	—	—	—
U.S. corporate public securities	—	2,018	—	—	2,018
U.S. corporate private securities	—	—	146	—	146
Foreign corporate public securities	—	122	—	—	122
Foreign corporate private securities	—	—	36	—	36
Asset-backed securities(2)	—	358	155	—	513
Commercial mortgage-backed securities	—	43	—	—	43
Residential mortgage-backed securities	—	20	—	—	20
Total Fixed Maturity Securities	$—	$3,279	$337	$—	$3,616
Mortgage and other loans	—	—	196	—	196
Short-term investments	—	3	—	—	3
Cash and cash equivalents	433	—	—	—	433
Other invested assets(3)	46	386	—	(347)	85
Subtotal excluding separate account assets	479	3,668	533	(347)	4,333
Separate account assets	—	21,558	—	—	21,558
Total assets	$479	$25,226	$533	$(347)	$25,891
Liabilities
Insurance liabilities	—	—	2,941	—	2,941
Other liabilities - derivatives	—	602	—	(602)	—
Separate account liabilities	—	21,558	—	—	21,558
Total liabilities	$—	$22,160	$2,941	$(602)	$24,499

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2022, the fair values of such investments were $344 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Ceded Business:

	Successor Company
	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Ceded Business
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$114	$—	$—	$114
Obligations of U.S. states and their political subdivisions	—	30	—	—	30
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	778	—	—	778
U.S. corporate private securities	—	144	—	—	144
Foreign corporate public securities	—	89	—	—	89
Foreign corporate private securities	—	31	—	—	31
Asset-backed securities(2)	—	19	—	—	19
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	198	—	—	198
Total Fixed Maturity Securities	$—	$1,408	$—	$—	$1,408
Equity securities	175	—	—	—	175
Short-term investments	—	39	—	—	39
Cash and cash equivalents	439	—	—	—	439
Other invested assets(3)	—	235	—	(235)	—
Deposit asset	—	—	607	—	607
Reinsurance recoverables	—	—	235	—	235
Net modified coinsurance receivable	—	—	18	—	18
Subtotal excluding separate account assets	614	1,682	860	(235)	2,921
Separate account assets	—	2,043	—	—	2,043
Total assets	$614	$3,725	$860	$(235)	$4,964
Liabilities
Insurance liabilities	—	—	2,605	—	2,605
Other liabilities - derivatives	—	473	—	(272)	201
Separate account liabilities	—	2,043	—	—	2,043
Total liabilities	$—	$2,516	$2,605	$(272)	$4,849

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 4.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2022, the fair values of such investments were $1 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value. Market price data is generally obtained from dealer markets. We employ multiple independent third-party valuation service providers that gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation service providers are reviewed and understood by management, through periodic discussion with and information provided by the independent third-party valuation service providers, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. In addition, control processes are applied to the fair values received from independent third-party valuation service providers to determine the accuracy of these values.

These control processes are designed to assess whether the fair values received from independent third-party valuation service providers are accurately recorded, that their data inputs and valuation techniques are appropriate and consistently applied and that the assumptions used appear reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from independent third-party valuation service providers through various analytical techniques, review of various pricing integrity reports and pricing trends, back testing, and have procedures to escalate related questions internally and to the independent third-party valuation service providers for resolution. To assess the degree of pricing consensus among various valuation service providers for specific asset types, we conduct comparisons of prices received from available sources. We use these comparisons to establish a hierarchy for the fair values received from independent third-party valuation service providers to be used for particular security classes. We also validate prices for selected securities through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

When observable price quotations are not available, internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally developed valuation. Fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. Fair values determined internally are also subject to management review to determine whether the valuation models and related inputs are reasonable. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy.

Derivative Instruments (Other invested assets and other liabilities) – The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.

The Company's exchange-traded futures and options include treasury and equity futures. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

Fortitude Life Insurance & Annuity Company

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

Mortgage and other loans – Fair value for mortgage and other loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life, and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain mortgage and other loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk. The difference in the aggregate fair value and unpaid principal balance of mortgage and other loans was de minimis at December 31, 2022. There were no mortgage and other loans that were 90 days or more past due or were in nonaccrual status at December 31, 2022.

Cash and cash equivalents and Short-term investments – Cash equivalents and short-term investments include money market instruments and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

Separate account assets and liabilities – Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds and commercial mortgage loans for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees.

Reinsurance recoverable – The reinsurance recoverable represents a recoverable that backs the insurance liabilities under the reinsurance agreement regarding the business reinsured to Prudential Insurance. The reinsurance recoverable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our reinsurance recoverable is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Modified coinsurance agreement receivables and payables – The modified coinsurance receivable represents the reserve credits for the insurance liabilities covered under the reinsurance agreements regarding our variable annuity base contracts, along with guaranteed benefits. The modified coinsurance receivable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our modified coinsurance receivable is determined by the fair value calculation of our insurance liabilities. See our discussion of the fair value determination for insurance liabilities below. Similarly, the modified coinsurance payable primarily represents the fair value of the cession of assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is calculated to match the fair value of the assets under the reinsurance agreement. See our discussion of the fair value determination for the respective assets within the modified coinsurance portfolio, which are included in our discussion of fair value herein.

Deposit asset – The deposit asset represents assets, held in trust by the reinsurer, that back the insurance liabilities under the reinsurance agreement regarding our fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our deposit asset is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Insurance liabilities – Our insurance liabilities are primarily comprised of guarantees primarily associated with the living

Fortitude Life Insurance & Annuity Company

benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These are optional riders that are added to the base variable annuity contract, which includes Mortality and Expense charges (M&E) and contract charges. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, M&E charges, contract charges and the anticipated future reimbursement of certain asset management fees. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

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

Fortitude Life Insurance & Annuity Company

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	Successor Company
	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)

	(in millions)
Assets:
Retained business
U.S. corporate private securities	$146	Discounted cash flow	Discount rate	4.75%	8.03%	6.56%	Decrease
Foreign corporate public securities	36	Discounted cash flow	Discount rate	4.33%	6.38%	5.36%	Decrease
Asset-backed securities	155	Discounted cash flow	Discount rate	7.19%	8.51%	7.94%	Decrease
Mortgage and other loans
Residential mortgage loans	161	Level yield	Market yield	5.75	9.97	8.40	Increase
Commercial mortgage loans	35	Trade price	Trade price	N/A	N/A	N/A	Increase
Ceded business
Deposit asset	607	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	235	Fair values are determined using the same unobservable inputs as insurance liabilities.
Net modified coinsurance receivable	18	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Retained business
Insurance liabilities (1)	$2,941	Discounted cash flow	Lapse rate	1%	20%		Decrease
			Spread over risk-free	0.00%	2.43%		Decrease
			Utilization rate	92.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below
			Mortality rate	0%	16%		Decrease
Ceded business			Equity volatility curve	19.5%	26%		Increase
Insurance liabilities (1)	$2,605	Discounted cash flow	Lapse rate	1%	20%		Decrease
			Spread over risk-free	0.00%	2.21%		Decrease
			Utilization rate	92.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below
			Mortality rate	0%	16%		Decrease
			Equity volatility curve	19.5%	26%		Increase
(1) See Note 7 - Insurance liabilities for further discussion regarding the unobservable inputs noted above.
(2) The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2022, the minimum withdrawal rate assumption is 77% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

Fortitude Life Insurance & Annuity Company

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

Insurance Liabilities, at fair value – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent that more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities, by business segment, and in the aggregate. In addition, the following tables include the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

Fortitude Life Insurance & Annuity Company

	Successor Company
	Nine Months Ended December 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$—	$(6)	$152	$—	$—	$—	$—	$—	$—	$146	$(6)
Foreign corporate private securities	—	(10)	46	—	—	—	—	—	—	36	(10)
Asset-backed securities	—	(5)	160	—	—	—	—	—	—	155	(5)
Mortgage and other loans
Residential mortgage loans	—	—	168	—	—	(7)	—	—	—	161	—
Commercial mortgage loans	—	—	35	—	—	—	—	—	—	35	—
Ceded Business
Secured receivable	1,622	(59)	22	(75)	—	—	(1,510)	—	—	—	—
Deposit asset	2,596	(117)	—	—	—	—	(1,872)	—	—	607	—
Reinsurance recoverables	250	(15)	—	—	—	—	—	—	—	235	—
Net modified coinsurance receivable	68	(50)	—	—	—	—	—	—	—	18	—

	Successor Company
	Nine Months Ended December 31, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)

Insurance liabilities
Retained Business	$3,362	$(632)	$1,759	$(1,863)	$282	$33	$2,941
Ceded Business	10,249	(7,463)	177	(403)	33	12	2,605
Total Insurance liabilities	$13,611	$(8,095)	$1,936	$(2,266)	$315	$45	$5,546

“Total realized and unrealized gains (losses)” related to our level 3 assets are included in earnings in Investment gains (losses). In addition, all activity related to our level 3 insurance liabilities are recognized in earnings within change in Policyholders' benefits and changes in fair value of insurance liabilities.

Fortitude Life Insurance & Annuity Company

Change in Fair Value of Insurance Contracts

The components of the change in fair value of our insurance contracts are reported in several line items within Revenues and Benefits and expenses in our consolidated statements of operations and comprehensive income (loss). The revenue items include Premiums, Policy charges and fee income, and Asset management and service fees. The Benefits and expenses items include Policyholders' benefits and changes in fair value of insurance liabilities and commission expense. Policyholders' benefits and changes in fair value of insurance liabilities includes the following changes in fair value of the assets and liabilities for which we have elected the fair value option:

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(15)	$(15)
Modified coinsurance receivable	—	(5,640)	(5,640)
Deposit asset	—	(1,989)	(1,989)
Liabilities:
Insurance liabilities	$(421)	$(7,644)	$(8,065)

Changes in the modified coinsurance payable are reported in Policyholders’ benefits and changes in fair value of insurance liabilities, however, they are not included in the above chart as they relate to the investment portfolio within the modified coinsurance agreement.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position. In some cases the carrying amount equals or approximates fair value.

	December 31, 2022
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total

	(in millions)
Assets:
Accrued investment income	$—	$52	$—	$52	$52
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$311	$—	$311	$311
Cash collateral for loaned securities	—	106	—	106	106

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Policy Loans - Policy loans carrying value approximates fair value.

Accrued Investment Income - The Company believes that due to the short-term nature of these assets, the carrying value approximates fair value.

Securities Sold Under Agreements to Repurchase - The Company receives collateral for selling securities under agreements to repurchase, or pledges collateral under agreements to resell. Repurchase and resale agreements are also generally short-term in nature and, therefore, the carrying amounts of these instruments approximate fair value.

Cash Collateral for Loaned Securities - Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase above. Due to the short-term nature of these transactions, the carrying value approximates fair value.

Fortitude Life Insurance & Annuity Company

7.  INSURANCE LIABILITIES - SUCCESSOR COMPANY

Our Retained Business insurance liabilities are primarily comprised of guarantees associated with certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). Also included in the Retained Business are smaller blocks of variable universal and fixed payout annuity products.

Our Ceded Business insurance liabilities are primarily comprised of registered index-linked annuities and fixed annuities, which includes both fixed indexed and fixed deferred annuities, and certain other variable annuities.

The remainder of our insurance liabilities are comprised of individual annuities and supplementary contracts with life contingencies which are primarily contained within the Ceded Business.

The following represents the major components of our insurance liabilities, by segment:.

	December 31, 2022
	(in millions)
Insurance Liabilities	Retained Business	Ceded Business	Total
Variable annuity contracts with guaranteed benefits	$2,665	$273	$2,938
Registered index-linked and Fixed annuity contracts	—	2,306	2,306
Other insurance contracts	276	26	302
Total Insurance Liabilities	$2,941	$2,605	$5,546

Variable Annuity Contracts with Guaranteed Benefits

Description of Guaranteed Benefits

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option features, which includes an automatic rebalancing element that reduces the Company’s exposure to these guarantees.

The GMDB features provide certain guaranteed benefits in the event of the death of the contractholder.

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

Fortitude Life Insurance & Annuity Company

Fair Value Estimations of Guaranteed Benefits

The fair values of insurance liabilities associated with variable annuity contracts with guaranteed benefits are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, mortality and expense charges, contract charges and the anticipated future reimbursement of certain asset management fees. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Further information regarding these assumptions are below:

Capital market assumptions

•Interest rate assumptions - The spread over the risk-free rate (SOFR and LIBOR) swap curve represents the premium added to the proxy for the risk-free rate to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

•Equity volatility curve - The equity volatility curve assumption is based on 1 and 2 year index-specific at-the-money implied volatilities grading to 10 year total variance. Increased volatility increases the fair value of the liability.

•Equity correlation - The model generates stochastic equity returns based on the inputted equity correlation. The assumption is based on historic 20 years of weekly index return data.

Actuarially-determined assumptions

•Lapse rates - Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

•Utilization rates - The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. The range of utilization rates was 92.5% to 100% as of December 31, 2022.

•Withdrawal rates - The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2022 the minimum withdrawal rate assumption is 77% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

•Mortality rates - Mortality rates may vary by product, age, and duration with a vast majority of policyholders with living benefits aged from 45 to 90 years old. A mortality improvement assumption is also incorporated into the overall mortality table. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits.

Fortitude Life Insurance & Annuity Company

8.    REINSURANCE - SUCCESSOR COMPANY
Reinsurance is used as part of the Company's risk management and capital management strategies. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

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

Effective April 1, 2016, the Predecessor Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life Insurance Company (“Pruco Life”), excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”), in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. As of December 31, 2020, Pruco Life discontinued the sales of traditional variable annuities with guaranteed living benefit riders. The discontinuation has no impact on the reinsurance agreement between Pruco Life and the Company.

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Predecessor Company, were transferred to Pruco Life. In addition, the living benefit hedging program related to the previously reinsured living benefit riders will be managed within Pruco Life after the recapture. This transaction is referred to as the “2021 Variable Annuities Recapture”. See further below for the specific impacts of this transaction.

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

Novation of Ceded Business

In the second quarter of 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company (“Pruco Life”). The program does not have an impact on net equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the nine months ended December 31, 2022, approximately $6.7 billion of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program, which represents approximately 66 percent of Ceded Business account value since the acquisition of the Company on April 1, 2022.

Fortitude Life Insurance & Annuity Company

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Successor Company were as follows:

Nine Months Ended December 31, 2022
Total Business
(in millions)
Premiums:
Direct	$22
Ceded	(3)
Net premiums	19
Policy charges and fee income:
Direct	398
Ceded	(33)
Net policy charges and fee income	365
Asset management and service fees
Direct	71
Ceded	—
Net asset management and service fees	71
Policyholders benefits and changes in fair value of insurance liabilities
Direct	247
Ceded	(62)
Net policyholders benefits	185
Changes in fair value of insurance liabilities	(1,195)
Net policyholders benefits and changes in fair value of insurance liabilities	(1,010)

Reinsurance amounts included in the Consolidated Statements of Financial Position for the Successor Company are as follows:

	December 31, 2022
	Registered Index-linked Annuities		New York Variable Annuities	Fixed Annuities (1)	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,566		$64	$—	$—	$1,630
Cash and cash equivalents	439		—	—	—	439
Accrued investment income	11		—	—	—	11
Reinsurance recoverables	—		210	—	25	235
Net modified coinsurance receivable	18		—	—	—	18
Deposit asset	—		—	607	—	607
Other assets	14		—	—	—	14
Separate account assets	32		2,011	—	—	2,043
TOTAL ASSETS	$2,080		$2,285	$607	$25	$4,997

LIABILITIES
Insurance liabilities	$1,699		$274	$607	$25	$2,605
Other liabilities	349		—	—	—	349
Separate account liabilities	32	`	2,011	—	—	2,043
TOTAL LIABILITIES	$2,080		$2,285	$607	$25	$4,997
(1) Includes fixed-indexed and fixed-deferred annuities.

Included in the registered index-linked annuities product is a modified coinsurance payable of $1,745 million equal to assets held in the modified coinsurance portfolio, which is included in the net modified coinsurance receivable.

Fortitude Life Insurance & Annuity Company

9.    INCOME TAXES - SUCCESSOR COMPANY

Acquisition-Related Tax Elections

In conjunction with the acquisition of FLIAC, FGH and PAI agreed to make a joint election under Section 338(h)(10) of the U.S. Internal Revenue Code and under any similar provisions of state or local law (the “Section 338(h)(10) Election”) with respect to the purchase of the shares of FLIAC. Under this election, the parties agreed to treat the transaction for federal income tax purposes as if it had been structured as an asset sale and purchase. As a result of this election, the tax basis of the Successor Company's assets and liabilities were reset to fair value at the time of the acquisition, which resulted in the elimination of previously established current and deferred income tax balances and the establishment of new balances that reflect the updated tax basis, including tax deductible intangible asset. See Note 1 for further information regarding the acquisition and the associated updated income tax balances.

Tax Law Changes

On November 15, 2021, the U.S. enacted The Infrastructure Investment and Jobs Act to improve infrastructure in the U.S. The tax provisions of the Infrastructure Investment and Jobs Act have not had and are currently not expected to have a material impact on the Company’s U.S. federal tax liabilities.

On August 16, 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The Company is still evaluating the implications of this new law for the 2023 tax year, but there are no implications for the year ended December 31, 2022.
Effective Tax Rate

The following schedule discloses significant components of Income tax expense (benefit):

Successor Company
Nine Months Ended December 31
2022
(in millions)
Current tax expense:
U.S. federal	$18
Deferred tax benefit:
U.S. federal	(52)
Income tax benefit	(34)

Income tax expense reported in equity related to:
Other comprehensive income	29
Total income tax benefit	$(5)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21 percent applicable for 2022 and the reported income tax expense (benefit) are summarized as follows:

Fortitude Life Insurance & Annuity Company

Successor Company
Nine Months Ended December 31
2022
(in millions)
Expected federal income tax benefit	$(67)
Valuation Allowance	37
Non-taxable investment income	(5)
Transaction Costs	1
Reported income tax benefit	$(34)
Effective tax rate	10.7%
The Company’s effective tax rate for the nine months ended December 31, 2022 was 10.7%. There are two items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21 percent and the Company’s effective tax rate during the periods presented; a partial valuation allowance established during 2022 and the impact of non-taxable investment income associated with the Dividends Received Deduction under U.S. tax law.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

As of December 31,
2022
(in millions)
Deferred tax assets:
Intangibles	$122
Investments	121
Capital loss carryforwards	26
Total deferred tax assets	269

Deferred tax liabilities:
Insurance reserves	(150)
Change in insurance liabilities - OCR component	(29)
Other	(3)
Total deferred tax liabilities	(182)
Net deferred tax asset before valuation allowance	87
Valuation allowance	(37)
Net deferred tax asset	$50

Valuation Allowance on Deferred Tax Assets

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

In evaluating the need for a valuation allowance, the Company considers many factors, including:

(1) the nature of the deferred tax assets and liabilities;
(2) whether they are ordinary or capital;
(3) the timing of their reversal;
(4) taxable income in prior carryback years;
(5) projected taxable earnings exclusive of reversing temporary differences and carryforwards;
(6) the length of time that carryovers can be utilized;

Fortitude Life Insurance & Annuity Company

(7) any unique tax rules that would impact the utilization of the deferred tax assets; and
(8) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused.

Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

During 2022, the Company established a valuation allowance of $37 million with respect to realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery, otherwise a valuation allowance is established.

Capital Loss Carryforward

During 2022, the company generated a capital loss carryforward of $122 million, which represents a $26 million deferred tax asset. This capital loss will be carried forward for five years and utilized against any future capital gains generated during that period.

Tax Audits and Unrecognized Tax Benefits

The Company has not yet filed any tax returns for the period subsequent to the acquisition. Pursuant to the acquisition agreement, any tax examinations and resulting tax liability for the Predecessor Company will be the sole responsibility of PAI. We periodically evaluate uncertain tax positions to determine whether the tax positions are more likely than not to be realized as a tax benefit or expense in the current year. We also recognize interest and penalties related to uncertain tax benefits in U.S. Federal income tax expense. As of December 31, 2022, there were no uncertain tax positions and no accrual for interest and penalties. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

10.    EQUITY - SUCCESSOR COMPANY
Accumulated Other Comprehensive Income
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Operation and Comprehensive Income (Loss).
As discussed in Note 1, we have elected to apply push-down accounting to FLIAC at the acquisition date, April 1, 2022. As part of this election, accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. In addition, as discussed in Note 1, we have elected to apply the fair value option on our entire portfolio of fixed maturity securities. As a result, all unrealized gains and losses related to our fixed maturity securities are recorded through earnings rather than AOCI. As discussed in Note 5, we have de-designated the hedging relationship for all of our derivative instruments. Accordingly, all changes in our derivative instruments are recorded through earnings.
AOCI is comprised entirely of changes in own-credit risk related to insurance liabilities. The balance of and changes in AOCI are as follows:

Changes in Own-Credit Risk Related to Insurance Liabilities

Balance, April 1, 2022	$—
Change in OCI before reclassifications	140
Amounts reclassified from AOCI	—
Income tax expense	(29)
Balance, December 31, 2022	$111

There were no reclassifications out of AOCI during the nine months ended December 31, 2022.

Fortitude Life Insurance & Annuity Company

11.    RELATED PARTY TRANSACTIONS - SUCCESSOR COMPANY
The Successor Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

A portion of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the nine months ended December 31, 2022, FLIAC was allocated $23 million of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $300 million to meet its short-term liquidity and other capital needs. During the nine months ended December 31, 2022, the Company borrowed against the agreement on two separate transactions, each of which was for $75 million. Both transactions were repaid in full, plus interest. As of December 31, 2022, there were no outstanding borrowings under the agreement. In February 2023, the Company borrowed $120 million of funds under the agreement, which was subsequently repaid in full, plus interest in March 2023.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund, has a 71.3% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle. During 2022, FLIAC incurred $10 million of costs from this Carlyle affiliate for services provided to the Successor Company in connection with FGH's purchase of the Company from Prudential Financial.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management and were de minimis for the nine months ended December 31, 2022. As of December 31, 2022, assets under management had a market value of $732 million and were comprised primarily of private credit fixed income assets and limited partnership interests or investments in limited partnerships. FLIAC recognized $9 million of investment income related to these assets under management during the nine months ended December 31, 2022.

In connection with the investment management agreements, as of December 31, 2022, FLIAC has committed $256 million to fund private credit and private equity investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers
The Successor Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within Investment gains (losses), net. The table below shows affiliated asset trades for the nine months ended December 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	$37	$37	$—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	15	15	—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	9	9	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	42	42	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	23	23	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	15	15	—

Fortitude Life Insurance & Annuity Company

12.    STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the AZDOI. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain other assets on a different basis.

Statutory net income (loss) of the Company amounted to $159 million, $2,045 million and $(768) million for the years ended December 31, 2022, 2021, and 2020, respectively. Statutory surplus of the Company amounted to $722 million and $1,011 million at December 31, 2022 and 2021, respectively. The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus, as of December 31 of the preceding year, or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, together with other dividends or distributions made within the preceding twelve months, the Company is not permitted to pay a dividend in 2023 without prior notification.

In March 2022, the Predecessor Company paid an extra-ordinary dividend to PAI of $306 million, which was recorded as a return of capital. The Successor Company did not pay any dividends to FGH for the nine months ended December 31, 2022.

In March, June, September, and December 2021, the Predecessor Company paid an extra-ordinary dividend of $192 million, $188 million, $1,120 million and $373 million, respectively, to its parent, PAI. In August and December 2021, the Predecessor Company paid an extra-ordinary dividend of $2,694 million and $77 million, respectively, to its parent, PAI which was recorded as a return of capital. In March, June, September, and December 2020, the Predecessor Company paid an extra-ordinary dividend of $207 million, $173 million, $192 million and $188 million respectively to PAI, which was recorded as a return of capital.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of December 31, 2022 and 2021 the outstanding balance on commitments for mortgage and other loans was $104 million and $21 million, respectively. These amounts included unfunded commitments that were not unconditionally cancellable. The Company also made commitments to purchase or fund investments, mostly private fixed maturity securities and alternative investments. As of December 31, 2022 and 2021, $517 million and $96 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 11 for further information regarding certain commitments to related parties.

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

Fortitude Life Insurance & Annuity Company

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2022, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Regulatory

Variable Products

Prior to its acquisition by FGH on April 1, 2022, the Company received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

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

14.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS - PREDECESSOR COMPANY

DESCRIPTION OF SIGNIFICANT ACCOUNTING POLICIES

ASSETS

Fixed maturities, available-for-sale, at fair value (“AFS debt securities”) includes bonds, notes and redeemable preferred stock that are carried at fair value. See Note 6 for additional information regarding the determination of fair value. The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost

Fortitude Life Insurance & Annuity Company

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

When an AFS debt security's fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in “Realized investment gains (losses), net.”

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

Equity securities, at fair value is comprised of common stock and mutual fund shares carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income”, and dividend income is reported in “Net investment income” on the ex-dividend date.

Commercial mortgage and other loans consists of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of the current expected credit loss (“CECL”) allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 15 for additional information.

Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income”.

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

Fortitude Life Insurance & Annuity Company

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 15 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

The CECL allowance for other collateralized and uncollateralized loans (e.g., corporate loans) carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Investment gains (losses), net.”

Once the Company has deemed a portion of the amortized cost to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Fortitude Life Insurance & Annuity Company

Interest received on loans that are past due is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. There were no mortgage and other loans that were 90 days or more past due or were in nonaccrual status at December 31, 2021.

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

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring (“TDR”). These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a TDR. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a TDR as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a TDR. When there is a reasonable expectation that the Company will execute a TDR, all effects of the potential restructuring are considered for the estimation of the CECL allowance.

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

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates, and are reported on the Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. For additional information about these arrangements see Note 8.

Deferred policy acquisition costs represent costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC”, net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

Fortitude Life Insurance & Annuity Company

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. For internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 21 for additional information regarding DAC.

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company has established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General, administrative, and other expenses.” See Note 21 for additional information regarding VOBA.

Deferred sales inducements represents various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI for applicable products is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 21 for additional information regarding sales inducements.

LIABILITIES

Future policy benefits include liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 7. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on the Company’s variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 7.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on Company experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by recognizing a

Fortitude Life Insurance & Annuity Company

premium deficiency. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. If a premium deficiency is recognized, the assumptions without a provision for the risk of adverse deviation as of the premium deficiency test date are locked-in and used in subsequent valuations. The net reserves continue to be subject to premium deficiency testing. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 18 for additional information regarding future policy benefits.

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

The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 17 to the Financial Statements.

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities. See Note 18 for additional information regarding policyholders’ account balances. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6.

Reinsurance payables include corresponding payables associated with reinsurance arrangements with affiliates. Reinsurance payables also include assumed modified coinsurance arrangements which generally reflect the value of the invested assets retained by the Company and the associated asset returns. Modified coinsurance payables contain an embedded derivative (bifurcated and accounted for separately from the host contract) that is presented together with the derivative embedded in the modified coinsurance receivables as one compound derivative. For additional information about these arrangements see Note 8.

Fortitude Life Insurance & Annuity Company

Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near term. See Note 24 for additional information regarding short-term and long-term debt.

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

Amounts received as payment for variable annuities and other contracts without life contingencies are reported as deposits to “Insurance liabilities” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investments in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances and expenses of contract administration.

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

Fortitude Life Insurance & Annuity Company

elected, releases of Other Comprehensive Income and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments.

15. INVESTMENTS - PREDECESSOR COMPANY

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

(1)Includes credit-tranched securities collateralized by loan obligations, auto loans, education, equipment leases, home equity loans other assets types.
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

As of December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were comprised of $73 million, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $13 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $10 million of gross unrealized losses of twelve months or more were concentrated in the Predecessor Company’s corporate securities within the consumer non-cyclical, capital goods and finance sectors.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	Predecessor Company
	December 31, 2021
	Amortized Cost	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
Due in one year or less	$92	$93
Due after one year through five years	1,475	1,492
Due after five years through ten years	2,640	2,630
Due after ten years	2,527	2,713
Asset-backed securities	1,058	1,063
Commercial mortgage-backed securities	692	706
Residential mortgage-backed securities	72	74
Total fixed maturities, available-for-sale	$8,556	$8,771
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

Fortitude Life Insurance & Annuity Company

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the Predecessor Company:

	Predecessor Company
	Three Months Ended March 31,	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales (1)	$294	$8,319	$671
Proceeds from maturities/prepayments	108	828	311
Gross investment gains on sales and maturities	—	1,413	20
Gross investment losses on sales and maturities	(21)	(88)	(22)
Write-downs recognized in earnings (2)	—	(23)	(1)
(Addition to) release of allowance for credit losses (3)	—	—	(1)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $20.3 million, $253.4 million and $(273.5) million for the three months ended March 31, 2022, year ended December 31, 2021 and 2020, respectively.
(2)For the three months ended March 31, 2022 and year ended December 31, 2021, amounts represent write-downs on securities actively marketed for sale.
(3)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the “allowance for credit losses.”

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities for the Predecessor Company:

	Predecessor Company
	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of year	$—	$—	$1	$—	$—	$—	$1
Additions to allowance for credit losses not previously recorded	—	—	3	—	—	—	3
Reductions for securities sold during the year	—	—	(2)	—	—	—	(2)
Addition (reductions) on securities with previous allowance	—	—	(1)	—	—	—	(1)
Balance, end of year	$—	$—	$1	$—	$—	$—	$1

See Note 14 for additional information about the Company’s methodology for developing our allowance and credit losses.

There was no change in the allowance for credit losses for fixed maturity securities for the three months ended March 31, 2022.

For the year ended December 31, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the transportation and utility sectors within private corporate securities.

The Predecessor Company did not have any fixed maturity securities purchased with credit deterioration as of December 31, 2021.

Fortitude Life Insurance & Annuity Company

Fixed Maturity Securities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded by the Predecessor Company within “Other income (loss),” was $(279.3) million and $60.3 million as of December 31, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded by the Predecessor Company within “Other income (loss),” was $(10.4) million and $5.1 million during the years ended December 31, 2021 and 2020, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans” for the Predecessor Company:

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

As of December 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (34%), Texas (18%) and New York (7%) and included loans secured by properties in Europe (8%) and Mexico (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans for the Predecessor Company:

	Predecessor Company
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Balance at December 31, 2020	$7	$—	$7
Addition to (release of) allowance for credit losses	(2)	—	(2)
Balance at December 31, 2021	$5	$—	$5
Addition to (release of) allowance for credit losses	(1)	—	(1)
Balance at March 31, 2022	$4	$—	$4
See Note 14 for additional information about the Company's methodology for developing our allowance and expected losses.
For the three months ended March 31, 2022, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

Fortitude Life Insurance & Annuity Company

For the year ended December 31, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses for the Predecessor Company:

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

See Note 14 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

For the year ended December 31, 2021, there was $167 million of commercial mortgage and other loans acquired, other than those through direct origination. For the year ended December 31, 2020, there was $1,402 million of commercial mortgage and other loans sold.

The Predecessor Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of December 31, 2021.

Fortitude Life Insurance & Annuity Company

Other Invested Assets

The following table sets forth the composition of “Other invested assets” as of the dates indicated:

Predecessor Company
December 31, 2021
(in millions)
LPs/LLCs:
Equity method:
Private equity	$19
Real estate-related	62
Subtotal equity method	81
Fair value:
Private equity	4
Real estate-related	6
Subtotal fair value	10
Total LPs/LLCs	91
Derivative instruments	3
Policy loans	12
Total other invested assets	$106
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income” as of the date indicated:

Predecessor Company
December 31, 2021
(in millions)
Fixed maturity securities	$58
Equity securities	—
Commercial mortgage and other loans	3
Secured Receivable
Other Invested assets	—
Short-term investments and cash equivalents	—
Total accrued investment income	$61

There were no write-downs on accrued investment income for the three months ended March 31, 2022 and $0.2 million for the year ended December 31, 2021.

Fortitude Life Insurance & Annuity Company

Net Investment Income

The following table sets forth “Net investment income” by investment type for the periods indicated:

	Predecessor Company
	Three Months Ended March 31	Years Ended
	2022	2021	2020
	(in millions)
Fixed maturity securities (1)	$61	$383	$455
Equity securities	1	5	1
Commercial mortgage and other loans	11	65	56
Other invested assets	29	63	44
Short-term investments and cash equivalents	1	1	50
Gross investment income	103	517	$606
Less: investment expenses	(4)	(27)	(27)
Net investment income	$99	$490	$579

(1)Includes fixed maturity securities classified as available-for-sale and trading.

The activity above includes interest income related to fair value option investments.

Investment Gains (Losses), Net

The following table sets forth “Investment gains (losses), net” by investment type for the periods indicated:

	Predecessor Company
	Three Months Ended March	Years Ended
	2022	2021	2020
	(in millions)
Fixed maturity securities (1)	$(21)	$1,302	$(4)
Commercial mortgage and other loans	—	53	(2)
Derivatives (2)	502	6,124	(5,262)
Other invested assets	—	10	5
Short-term investments and cash equivalents	—	—	2
Investment gains (losses), net	$481	$7,489	$(5,261)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 1 for additional information.

Fortitude Life Insurance & Annuity Company

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments as of the dates indicated:

	Predecessor Company
	December 31,
	2021	2020
	(in millions)
Fixed maturity securities, available-for-sale without an allowance	216	2,407
Derivatives designated as cash flow hedges(1)	25	(43)
Affiliated notes	—	5
Net unrealized gains (losses) on investments	$240	$2,369

(1)For more information on cash flow hedges, see Note 16.

Repurchase Agreements and Securities Lending

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within Other liabilities in the consolidated statements of financial position.

As of December 31, 2021, the Predecessor Company had no outstanding repurchase agreements or securities lending transactions.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of December 31 2021 there was no such collateral.

As of December 31, 2021, there were fixed maturity securities of $12.3 million on deposit with governmental authorities or trustees as required by certain insurance laws.

16.    DERIVATIVES AND HEDGING - PREDECESSOR COMPANY
Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments .include but are not necessarily limited to:

•Interest rate contracts: futures, swaps, forwards, options, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
See Note 5 Derivatives - Successor Company for information on these contracts and the related strategies.

The Predecessor Company previously accounted for the index-linked features of certain annuity products as embedded derivatives. See Note 17 for further information.

Fortitude Life Insurance & Annuity Company

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

	Predecessor Company
	December 31, 2021
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value
		Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$637	$29	$(1)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Futures	$55	$—	$—
Interest Rate Swaps	10,520	339	(255)
Foreign Currency
Foreign Currency Forwards	50	—	(1)
Currency/Interest Rate
Foreign Currency Swaps	208	10	(1)
Credit
Credit Default Swaps	1,746	48	—
Equity
Equity Futures	855	1	(1)
Total Return Swaps	4,803	88	(81)
Equity Options	20,582	963	(1,028)
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$38,819	$1,449	$(1,367)
Total Derivatives(1)(2)	$39,456	$1,478	$(1,368)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $4,060 million as of December 31, 2021 included in “Future policy benefits” and $2,041 million as of December 31, 2021 included in “Policyholders’ account balances”. Other assets included $400 million as of December 31, 2021. The fair value of the related reinsurance, included in “Reinsurance recoverables” and/or “Reinsurance payables” was an asset of $1,881 million as of December 31, 2021.
(2)Recorded in “Other invested assets”, “Other liabilities”, and “Payables to parent and affiliates” on the Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

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

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 24. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset.

Fortitude Life Insurance & Annuity Company

The following tables provide the financial statement classification and impact of derivatives:

	Predecessor Company
	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1	$1	$2	$4
Total cash flow hedges	1	1	2	4
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(527)	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(6)	—	—	—
Credit	(12)	—	—	—
Equity	59	—	—	—
Embedded Derivatives	986	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	500	—	—	—
Total	$501	$1	$2	$4

	Predecessor Company
	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$7	$13	$14	$68
Total cash flow hedges	7	13	14	68
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,749)	—	—	—
Currency	2	—	—	—
Currency/Interest Rate	12	—	—	—
Credit	17	—	—	—
Equity	(1,465)	—	—	—
Embedded Derivatives (1)	9,300	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	6,117	—	—	—
Total	$6,124	$13	$14	$68

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$2	$18	$(25)	$(43)
Total cash flow hedges	2	18	(25)	(43)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,453	—	—	—
Currency	(1)	—	—	—
Currency/Interest Rate	(15)	—	—	—
Credit	—	—	—	—
Equity	(5,290)	—	—	—
Embedded Derivatives	(4,411)	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(5,264)	—	—	—
Total	$(5,262)	$18	$(25)	$(43)

(1)Includes the impact from 2021 Variable Annuities Recapture, see Note 20 for further details.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31,2019 (Predecessor company)	$—
Amount recorded in AOCI
Currency/Interest Rate	(48)
Amount reclassified from AOCI to income
Currency/Interest Rate	5
Balance, December 31,2020 (Predecessor Company)	$(43)
Amount recorded in AOCI
Currency/Interest Rate	102
Amount reclassified from AOCI to income
Currency/Interest Rate	(34)
Balance, December 31, 2021 (Predecessor Company)	$25
Amount recorded in AOCI
Currency/Interest Rate	9
Amount reclassified from AOCI to income
Currency/Interest Rate	(5)
Balance, March 31, 2022 (Predecessor Company)	$29

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

Fortitude Life Insurance & Annuity Company

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

Fortitude Life Insurance & Annuity Company

17.    FAIR VALUE OF ASSETS AND LIABILITIES - PREDECESSOR COMPANY
Fair Value Measurement – See Note 6 - “Fair value of assets and liabilities - Successor Company”.

See further below for a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	Predecessor Company
	December 31, 2021
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$727	$—	$—	$727
Obligations of U.S. states and their political subdivisions	—	296	—	—	296
Foreign government bonds	—	114	—	—	114
U.S. corporate public securities	—	2,460	—	—	2,460
U.S. corporate private securities	—	1,556	89	—	1,645
Foreign corporate public securities	—	795	—	—	795
Foreign corporate private securities	—	791	101	—	892
Asset-backed securities(2)	—	1,039	23	—	1,062
Commercial mortgage-backed securities	—	674	32	—	706
Residential mortgage-backed securities	—	54	20	—	74
Total Fixed Maturity Securities, available-for-sale	$—	$8,506	$265	$—	$8,771
Fixed maturities, trading	—	27	—	—	27
Equity securities	321	—	1	—	322
Short-term investments	519	263	13	—	795
Cash equivalents	372	1,359	8	—	1,739
Other invested assets(3)	1	1,477	—	(1,475)	3
Other assets	—	—	400	—	400
Reinsurance recoverables	—	—	1,881	—	1,881
Subtotal excluding separate account assets	$1,213	$11,632	$2,568	$(1,475)	$13,938
Separate account assets(4)	—	32,267	—	—	32,267
Total assets	$1,213	$43,899	$2,568	$(1,475)	$46,205
Liabilities
Future policy benefits(5)	—	—	4,060	—	4,060
Policyholders' account balances	—	—	2,041	—	2,041
Payables to parent and affiliates	—	1,367	—	(1,152)	215
Other liabilities	1	—	—	(1)	—
Total liabilities	$1	$1,367	$6,101	$(1,153)	$6,316

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 15. “Netting” amounts represent cash collateral of $321 million as of December 31, 2021.

Fortitude Life Insurance & Annuity Company

(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2021, the fair values of such investments were $10.0 million.
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

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. For discussion regarding fixed maturity securities, equity securities, derivative instruments, cash and cash equivalents, short-term investments and separate account assets/liabilities see Note 6.

Receivable from Parent and Affiliates (Predecessor Company only) – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity where fair value is determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

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

Fortitude Life Insurance & Annuity Company

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

Fortitude Life Insurance & Annuity Company

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	Predecessor Company
	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs		Minimum		Maximum	Weighted Average		Impact of Increase in Input on Fair Value(1)

	(in millions)
Assets:
Corporate securities(2)	$163	Discounted cash flow	Discount rate		2.34%		10.17%	2.82%		Decrease
		Market Comparables	EBITDA multiples(3)	6.5	X	12.4	X	8.8	X	Increase
		Liquidation	Liquidation rate		62.58%		62.58%	62.58%		Increase
Other assets	400	Fair values are determined using the same unobservable inputs as policyholders' account balances.
Reinsurance recoverables	1,881	Fair values are determined using the same unobservable inputs as future policy benefits and policyholders' account balances.
Liabilities:
Future policy benefits(4)	$4,060	Discounted cash flow	Lapse rate(6)		1%		20%			Decrease
			Spread over LIBOR(7)		0.03%		1.13%			Decrease
			Utilization rate(8)		39%		96%			Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate (10)		0%		15%			Decrease
			Equity volatility curve		16%		25%			Increase
Policyholders' account balances(6)	$2,041	Discounted cash flow	Lapse rate(6)		1%		42%			Decrease
			Spread over LIBOR(7)		0.03%		1.17%			Decrease
			Equity volatility curve		6%		31%			Increase

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturity securities, available-for-sale and fixed maturity securities, trading as of December 31, 2021.
(3)Represents multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
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

Fortitude Life Insurance & Annuity Company

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
(9)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate securities(4)	190	(9)	5	(4)	—	(2)	—	—	—	180	(9)
Structured securities(5)	76	(4)	—	(10)	—	(2)	—	—	(13)	47	(4)
Other assets:
Equity securities	1	—	—	—	—	—	—	—	—	1	—
Short term investments	13	—	—	—	—	(13)	—	—	—	—	—
Cash equivalents	8	—	—	—	—	(8)	—	—	—	—	—
Other assets	400	(21)	13	—	—	(16)	—	—	—	376	(6)
Reinsurance recoverables	1,881	201	4	—	—	19	(239)	—	—	1,866	222
Liabilities:
Future policy benefits	(4,060)	715	—	—	(48)	—	—	—	—	(3,393)	686
Policyholders' account balances(6)	(2,041)	124	—	—	—	(17)	—	—	—	(1,934)	89

	Predecessor Company
	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$—	$—	$(12)	$—	$—	$—	$(12)
Other assets:
Other assets	(21)	—	—	—	(6)	—	—
Reinsurance recoverables	201	—	—	—	222	—	—
Liabilities:
Future policy benefits	715	—	—	—	686	—	—
Policyholders' account balances	124	—	—	—	89	—	—

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Government	$15	$—	$—	$(15)	$—	$—	$—	$—	$—	$—	$—
Corporate Securities(4)	149	(4)	260	(11)	—	(55)	(158)	17	(8)	190	(5)
Structured Securities(5)	19	1	261	—	—	(8)	(33)	31	(195)	76	1
Other assets:
Fixed maturities, trading	5	—	2	—	—	—	—	—	(7)	—	—
Equity securities	4	—	—	—	—	—	(3)	—	—	1	1
Short-term investments	10	—	35	—	—	(32)	(1)	1	—	13	—
Cash equivalents	—	—	8	—	—	—	—	—	—	8	—
Other assets	54	(38)	15	—	—	(13)	382	—	—	400	12
Reinsurance recoverables	409	(153)	17	—	245	—	1,363	—	—	1,881	(136)
Liabilities:
Future policy benefits	(17,314)	13,934	—	—	(680)	—	—	—	—	(4,060)	1,425
Policyholders' account balances(6)	(580)	(1,075)	—	—	(386)	—	—	—	—	(2,041)	39

	Predecessor Company
	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(5)	$—	$1	$—	$(6)	$—	$1
Other assets:
Fixed maturities, trading	—	—	—	—	—	—	—
Equity securities	—	—	—	—	—	1	—
Short-term investments	—	—	—	—	—	—	—
Cash equivalents	—	—	—	—	—	—	—
Other assets	(38)	—	—	—	12	—	—
Reinsurance recoverables	(153)	—	—	—	(136)	—	—
Liabilities:
Future policy benefits	13,934	—	—	—	1,425	—	—
Policyholders' account balances	(1,075)	—	—	—	39	—	—

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$—	$—	$(2)	$—	$(1)	$—	$(7)
Other assets:
Fixed maturities, trading	—	1	—	—	—	1	—
Equity securities	—	—	—	—	—	1	—
Other assets	14	—	—	—	13	—	—
Reinsurance recoverables	89	—	—	—	97	—	—
Liabilities:
Future policy benefits	(4,340)	—	—	—	(4,711)	—	—
Policyholders' account balances	(202)	—	—	—	(168)	—	—

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 20 for impacts to Realized investments gains (losses), net related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement.
(2)“Other” represents noncash transfers related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement. Refer to Note 20 for additional information.
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

Fortitude Life Insurance & Annuity Company

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position. In some cases the carrying amount equals or approximates fair value.

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

(1)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
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

Fortitude Life Insurance & Annuity Company

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
Reinsurance Recoverables and Reinsurance Payables
Reinsurance recoverables and reinsurance payables include corresponding receivables and payables associated with reinsurance arrangements between the Company and related parties. See Note 8 for additional information about the Company's reinsurance arrangements.
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
Other Liabilities and Payables to Parent and Affiliates
Other liabilities primarily consists of unsettled trades, drafts and escrow deposits. For the prior year other liabilities includes the funds withheld liability for assets retained under the reinsurance agreement with a third-party reinsurer that corresponds to the deposit assets above in “Other Assets”. Payables to parent and affiliates is primarily related to accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.
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

Fortitude Life Insurance & Annuity Company

18. POLICYHOLDERS’ LIABILITIES - PREDECESSOR COMPANY

Future Policy Benefits

Future policy benefits at December 31 for the year indicated as follows:

2021
(in millions)
Life insurance – domestic	$1
Individual annuities and supplementary contracts	431
Other contract liabilities	4,073
Total future policy benefits	$4,505
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

The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in “Other contract liabilities” in the table above. The interest rates used in the determination of the present values range from 0.6% to 2.9%. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 19 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.

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

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the year indicated as follows:

2021
(in millions)
Interest-sensitive life contracts	$14
Individual annuities	11,365
Guaranteed interest accounts	371
Total policyholders’ account balances	$11,750
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

Fortitude Life Insurance & Annuity Company

19.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS - PREDECESSOR COMPANY

The Company issued variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed-rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred and fixed index annuity contracts that have a guaranteed credited rate, annuity benefit and withdrawal benefit. The Company also issues indexed variable annuity contracts for which the return, when the account value is allocated to the index strategies, is tied to the return of specific indices subject to applicable contractual minimums and maximums and also varying levels of downside protection. The contract also guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed variable annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.

The assets supporting the variable portion of all variable annuities are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net”.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2021, the Company had the following guarantees associated with these contracts, by product and guarantee type:

Fortitude Life Insurance & Annuity Company

	December 31, 2021
	In the Event of Death	At Annuitization/ Accumulation(1)
Annuity Contracts	(in millions)
Return of net deposits
Account value	$27,658	N/A
Net amount at risk	$167	N/A
Average attained age of contractholders	71 years	N/A
Minimum return or contract value
Account value	$5,277	$27,949
Net amount at risk	$662	$1,554
Average attained age of contractholders	72 years	72 years
Average period remaining until earliest expected annuitization	N/A	0 years

(1)Includes income and withdrawal benefits.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

December 31, 2021

(in millions)
Equity funds	$20,796
Bond funds	9,651
Money market funds	1,331
Total	$31,778

In addition to the amounts invested in separate account investment options above, $1.2 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options at December 31, 2021. For the years ended December 31, 2021 and 2020, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for GMDB and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” GMAB, GMWB and GMIWB are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits.” Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative are recorded in “Realized investment gains (losses), net.” See Note 6 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP.

Fortitude Life Insurance & Annuity Company

	GMDB	GMAB/GMWB/ GMIWB	GMIB	Totals
Variable Annuity	(in millions)
Balance at December 31, 2019 (Predecessor Company)	$682	$11,823	$22	$12,527
Incurred guarantee benefits(1)(2)	139	5,491	7	5,637
Paid guarantee benefits(2)	(69)	—	(4)	(73)
Change in unrealized investment gains and losses(2)	37	—	—	37
Balance at December 31, 2020 (Predecessor Company)	789	17,314	25	18,128
Incurred guarantee benefits(1)(2)	(5)	(4,924)	(4)	(4,933)
Paid guarantee benefits(2)	(43)	—	—	(43)
Change in unrealized investment gains and losses(2)	(38)	—	—	(38)
Other(3)	(487)	(8,330)	(16)	(8,833)
Balance at December 31, 2021 (Predecessor Company)	216	4,060	5	4,281
Incurred guarantee benefits(1)	18	(667)	—	(649)
Paid guarantee benefits	(8)	—	—	(8)
Change in unrealized investment gains and losses	(1)	—	—	(1)
Balance at Balance at March 31, 2022 (Predecessor Company)	$225	$3,393	$5	$3,623

(1)Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)Amounts include assumed reinsurance business.
(3)Amounts represent the 2021 Variable Annuities Recapture. See Note 20 for additional information.

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

Fortitude Life Insurance & Annuity Company

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

20.    REINSURANCE - PREDECESSOR COMPANY

Reinsurance is used as part of the Company's risk management and capital management strategies. See Note 8 for discussion regarding recent reinsurance transactions impacting the Company.

Reinsurance amounts included in the Consolidated Statements of Financial Position for the Predecessor Company were as follows:

December 31, 2021
(in millions)
Reinsurance recoverables	$8,108
Deferred policy acquisition costs	(530)
Deferred sales inducements	(26)
Value of business acquired	(2)
Other assets	54
Reinsurance payables	7,183
Other liabilities	824

The reinsurance recoverables by counterparty related to the Predecessor Company are broken out below:

December 31, 2021
(in millions)
Prudential Insurance	$372
Pruco Life	7,736
Total reinsurance recoverables	$8,108

Fortitude Life Insurance & Annuity Company

Reinsurance amounts, included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Predecessor Company, were as follows:

	Three Months Ended March 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2022	2021	2020
	(in millions)
Premiums:
Direct	$9	$24	$26
Assumed	—	16	38
Ceded	(1)	(3)	(3)
Net premiums	8	37	61
Policy charges and fee income:
Direct	102	439	409
Assumed	—	819	1,566
Ceded(1)	(5)	(26)	(31)
Net policy charges and fee income	97	1,232	1,944
Asset management and service fees:
Direct	22	98	91
Assumed	—	165	308
Ceded	(2)	(8)	(8)
Net asset management and service fees	20	255	391
Realized investment gains (losses), net:
Direct	312	(4,689)	(2,208)
Assumed	—	12,351	(3,131)
Ceded	169	(173)	78
Realized investment gains (losses), net	481	7,489	(5,261)
Policyholders' benefits (including change in reserves):
Direct	31	49	72
Assumed	—	(253)	157
Ceded(2)	(5)	(16)	(6)
Net policyholders' benefits (including change in reserves)	26	(220)	223
Interest credited to policyholders’ account balances:
Direct	91	175	85
Assumed	—	477	98
Ceded	(6)	(12)	(3)
Net interest credited to policyholders’ account balances	85	640	180
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41)	1,694	1,036

(1)Includes $0.4 million and $2.6 million, of unaffiliated activity for the twelve months ended December 31, 2021 and 2020, respectively. There was no unaffiliated activity for the three months ended March 31, 2022
(2)Includes $0.0 million, $(13.8) million and $0.1 million, of unaffiliated activity for (with respect to the Predecessor Company) for three months ended March 31, 2022, twelve months ended December 31, 2021 and 2020 respectively. There was no unaffiliated activity for the three months ended March 31, 2022

Fortitude Life Insurance & Annuity Company

The financial statement impacts of the 2021 Variable Annuities Recapture for the Predecessor Company are as follows:

Interim Statement of Financial Position

Day 1 Impact of 2021 Variable Annuities Recapture	Impacts of Recapture
(in millions)
ASSETS
Total investments(1)(2)	$(8,327)
Cash and cash equivalents	(409)
Deferred policy acquisition costs	(3,286)
Accrued investment income	(42)
Reinsurance recoverables	(181)
Income tax receivable	(787)
Value of business acquired	—
Deferred sales inducements	(388)
Receivables from parent and affiliates	(41)
Other assets	—
Separate account assets	—
TOTAL ASSETS	$(13,461)
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$(9,048)
Policyholders’ account balances	(3,199)
Payables to parent and affiliates	—
Long-term debt	—
Reinsurance payable	(115)
Other liabilities	(245)
Separate account liabilities	—
Total liabilities	(12,607)
EQUITY
Common stock	—
Additional paid-in capital(3)	(3,786)
Retained earnings	3,026
Accumulated other comprehensive income	(94)
Total equity	(854)
TOTAL LIABILITIES AND EQUITY	$(13,461)

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

Fortitude Life Insurance & Annuity Company

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

As part of the recapture transaction, the Predecessor Company sent invested assets of $6.8 billion, net of $2.0 billion ceding commissions as consideration to Pruco Life, which is equivalent to the amount of statutory reserve credit taken as of June 30, 2021. The company released living benefit liabilities of $8.3 billion as well as variable annuity base contracts of $3.0 billion and benefit and payout reserves of $0.9 billion.

Also, the Predecessor Company derecognized its assumed Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”) balances as of June 30, 2021. The Predecessor Company also recognized a deferred reinsurance gain from the original transaction of $0.2 billion. As a result of the recapture transaction, the Predecessor Company recognized a pre-tax gain of $3.8 billion immediately.

There was a $3.8 billion return of capital to PAI, which includes $3.4 billion in invested assets and $0.4 billion in cash.

21.    DAC, VOBA, AND DSI - PREDECESSOR COMPANY

As discussed in Note 1, the Successor Company has elected to apply push-down accounting as of April 1, 2022, which resulted in the write-off of DAC, VOBA, and DSI. Accordingly, there is no outstanding DAC, VOBA, or DSI balance at December 31, 2022 and there was no corresponding activity subsequent to April 1, 2022. The following disclosures pertain only to the Predecessor Company.

Fortitude Life Insurance & Annuity Company

DAC

The balances of and changes in DAC are disclosed below for the respective periods.

	Three Months Ended March 31	Year Ended December 31
	2022	2021	2020
	(in millions)
Balance, beginning of period	$567	$4,238	$4,456
Capitalization of commissions, sales and issue expenses	—	200	339
Amortization - Impact of assumption and experience unlocking and true-ups	(69)	4	170
Amortization - All other	(35)	(384)	(574)
Change due to unrealized investment gains and losses	6	347	(154)
Other(1)(2)	—	(3,838)	1
Balance, end of period	$469	$567	$4,238
(1) 2021 includes the impact of the 2021 Variable Annuities Recapture as well as the ceding of DAC upon the Affiliated Reinsurance Agreement with Pruco Life. See Note 8 for additional information.
(2) 2020 represents the impact of the January 1, 2020 adoption of ASU 2016-13.

VOBA

The balances of and changes in VOBA are disclosed below for the respective periods.

	Three Months Ended March 31	Year Ended December 31
	2022	2021	2020
	(in millions)
Balance, beginning of period	$28	$27	$30
Amortization - Impact of assumption and experience unlocking and true-ups	(2)	4	2
Amortization - All other	(2)	(6)	(6)
Interest	—	2	2
Change due to unrealized investment gains and losses	1	1	(1)
Balance, end of period	$25	$28	$27

As noted above, due to the write-off of VOBA resulting from our election to apply push-down accounting, there is no future estimated VOBA amortization.

DSI

The balances of and changes in DSI are disclosed below for the respective periods.

	Three Months Ended March 31	Year Ended December 31
	2022	2021	2020
	(in millions)
Balance, beginning of period	$295	$715	$813
Capitalization	—	1	1
Amortization - Impact of assumption and experience unlocking and true-ups	(37)	15	103
Amortization - All other	(17)	(112)	(150)
Change in unrealized investment gains and losses	3	64	(52)
Other(1)	—	(388)	—
Balance, end of period	$244	$295	$715
(1) Represents the impact of the 2021 Variable Annuities recapture.

Fortitude Life Insurance & Annuity Company

22.    INCOME TAXES - PREDECESSOR COMPANY
The following schedule discloses significant components of income tax expense (benefit) for each period presented:

	Year Ended December 31
	2021	2020
	(in millions)
Current tax expense (benefit):
U.S. federal	$241	$92
State and local	3	—
Total	244	92
Deferred tax expense (benefit):
U.S. federal	1,050	(958)
Total	1,050	(958)
Income tax expense (benefit)	1,294	(866)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(362)	294
Total income tax expense (benefit)	$932	$(572)

With respect to the three months ended March 31, 2022, the Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. Accordingly comparable information, as presented for the the full year December 31, 2021 and 2020, is not presented above or in the following chart.

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31
	2021	2020
	(in millions)
Expected federal income tax expense (benefit)	$1,314	$(847)
Non-taxable investment income	(12)	(11)
Tax credits	(10)	(8)
Other	2	—
Reported income tax expense (benefit)	$1,294	$(866)
Effective tax rate	20.7%	21.5%

The effective tax rate is the ratio of Total income tax expense (benefit) divided by Income (loss) from operations before income taxes. The Company’s effective tax rate for the the years ended December 31, 2021 and 2020 was 20.7% and 21.5%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21 percent applicable for the years ended December 31, 2021 and 2020 and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $11 million of the total $12 million of 2021 non-taxable investment income and $10 million of the total $11 million of 2020 non-taxable investment income. The DRD for 2021 was estimated using information from 2020, current year investment results, and current year’s equity market performance. The actual 2021 DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of

Fortitude Life Insurance & Annuity Company

distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Predecessor Company’s taxable income before the DRD.

Tax credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Predecessor Company’s separate account investments.

Other. This line item represents insignificant reconciling items that are individually less than 5 percent of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

December 31, 2021
(in millions)
Deferred tax assets:
Insurance reserves	$242
Investments	830
Other	1
Deferred tax assets	1,073
Deferred tax liabilities:
VOBA and deferred policy acquisition cost	110
Deferred sales inducements	62
Net unrealized gain on securities	56
Deferred tax liabilities	228
Net deferred tax asset (liability)	$845

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

The Predecessor Company had no valuation allowance as of December 31, 2021.

The Predecessor Company’s Income (loss) from operations before income taxes includes income (loss) from domestic operations of $6,259 million and $(4,035) million for the twelve months ended December 31, 2021 and 2020 respectively.

Tax Audit and Unrecognized Tax Benefits

The Predecessor Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Predecessor Company had no unrecognized tax benefits as of December 31, 2021 and 2020.

The Predecessor Company classified all interest and penalties related to tax uncertainties as income tax expense (benefit). The Predecessor Company did not recognize tax related interest and penalties.

Fortitude Life Insurance & Annuity Company

The Company participated in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner.

23.    EQUITY - PREDECESSOR COMPANY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Operation and Comprehensive Income (Loss).

The balance of and changes in each component of AOCI are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(1)	$430	$429
Change in OCI before reclassifications	—	1,389	1,389
Amounts reclassified from AOCI	—	9	9
Income tax expense	—	(294)	(294)
Balance, December 31, 2020	(1)	1,534	1,533
Change in OCI before reclassifications	—	(389)	(389)
Amounts reclassified from AOCI	—	(1,336)	(1,336)
Income tax benefit	—	362	362
Balance, December 31, 2021	(1)	171	170
Change in OCI before reclassifications	—	(576)	(576)
Amounts reclassified from AOCI	—	15	15
Income tax benefit	—	118	118
Balance, March 31, 2022	$(1)	$(272)	$(273)

(1)Includes cash flow hedges of $29 million, $25 million and $(43) million as of three month ended March 31,2022, December 31, 2021 and 2020, respectively.

Fortitude Life Insurance & Annuity Company

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Predecessor Company
	Three Months Ended March 31	Twelve Months Ended December 31	Twelve Months Ended December 31
	2022	2021	2020
	(in millions)
Amounts reclassified from AOCI(1)(2):

Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	5	34	(5)
Net unrealized investment gains (losses) on available-for-sale securities	(20)	1,302	(4)
Total net unrealized investment gains (losses)(4)	(15)	1,336	(9)
Total reclassifications for the period	$(15)	$1,336	$(9)

(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 16 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs and future policy benefits and other liabilities.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Predecessor Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

Fortitude Life Insurance & Annuity Company

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized (1)	Net Unrealized Gains (Losses) on All Other Investments(3)	DAC and Other Costs(4)	Future Policy Benefits and Other Liabilities(5)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2019	$14	$—	$723	$(156)	$(36)	$(115)	$430
Reclassification due to implementation of ASU 2016-13 (6)	(14)	—	14	—	—	—	—
Net investment gains (losses) on investments arising during the period	—	—	1,623	—	—	(341)	1,282
Reclassification adjustment for (gains) losses included in net income	—	—	9	—	—	(2)	7
Impact of net unrealized investment (gains) losses	—	—	—	(207)	(27)	49	(185)
Balance, December 31, 2020	—	—	2,369	(363)	(63)	(409)	1,534
Net investment gains (losses) on investments arising during the period	—	2	(795)	—	—	167	(626)
Reclassification adjustment for (gains) losses included in net income	—	(2)	(1,334)	—	—	280	(1,056)
Impact of net unrealized investment (gains) losses	—	—	—	348	56	(85)	319
Balance, December 31, 2021	—	—	240	(15)	(7)	(47)	171
Net investment gains (losses) on investments arising during the period	—	—	(591)	—	—	125	(466)
Reclassification adjustment for (gains) losses included in net income	—	—	15	—	—	(4)	11
Impact of net unrealized investment (gains) losses	—	—	—	9	6	(3)	12
Balance, March 31, 2022	$—	$—	$(336)	$(6)	$(1)	$71	$(272)

(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.
(2)Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(3)Includes cash flow hedges. See Note 16 for information on cash flow hedges.
(4)“Other costs” primarily includes reinsurance recoverables, DSI and VOBA.
(5)“Other liabilities” primarily includes reinsurance payables and deferred reinsurance gains.
(6)Represents net unrealized gains (losses) for which an OTTI had been previously recognized.

Fortitude Life Insurance & Annuity Company

24.    RELATED PARTY TRANSACTIONS - PREDECESSOR COMPANY
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

The Predecessor Company’s general and administrative expenses were charged using allocation methodologies based on business production processes. The Predecessor Company operated under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space were provided by Prudential Insurance. The Predecessor Company reviewed its allocation methodology periodically and made adjustments accordingly. General and administrative expenses included allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Predecessor Company for the stock-based awards program was $0.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. There was no expense charged to the Predecessor Company for the stock-based awards program for the three months ended March 31, 2022. The expense charged to the Predecessor Company for the deferred compensation program was $1.5 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. There was no expense charged to the Predecessor Company for the deferred compensation program for the three months ended March 31, 2022.

The Predecessor Company was charged for its share of employee benefit expenses. These expenses included costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits were based on final earnings and length of service while others were based on an account balance, which took into consideration age, service and earnings during a career. The Predecessor Company’s share of net expense for the pension plans was $7.2 million and $3 million for the years ended December 31, 2021 and 2020, respectively. The Predecessor Company has no share of net expense for the pension plans for the three months ended March 31, 2022.

The Predecessor Company was also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses included costs related to medical, dental, life insurance and disability. The Predecessor Company's share of net expense for the welfare plans was $2.9 million and $2 million for the years ended December 31, 2021 and 2020, respectively. The Predecessor Company has no share of net expense for the welfare plans for three months ended March 31, 2022.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provided for salary reduction contributions by employees and matching contributions by the Predecessor Company of up to 4% of annual salary. The Predecessor Company's expense for its share of the voluntary savings plan was $2.7 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. The Predecessor Company has no expense for its share of the voluntary savings plan for the three months ended March 31, 2022.

The Predecessor Company paid commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD"), an affiliate of the Predecessor Company, in consideration for PAD’s marketing and underwriting of the Predecessor Company’s products. Commissions and fees were paid by PAD to broker-dealers who sold the Predecessor Company’s products. Commissions and fees paid by the Predecessor Company to PAD were $29 million for the three months ended March 31, 2022 and $467 million and $211 million for the years ended December 31, 2021 and 2020, respectively.

The Predecessor Company was charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Predecessor Company’s share of corporate expenses was $9 million for the three months ended March 31, 2022 and $35 million and $20 million for the years ended December 31, 2021 and 2020, respectively.

Fortitude Life Insurance & Annuity Company

Affiliated Investment Management Expenses

The Predecessor Company paid investments management expenses in accordance with an agreement with PGIM, Inc. (“PGIM”), an affiliate of the Predecessor Company and investment manager to certain Predecessor Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for the three months ended March 31, 2022 and $23 million and $23 million for the years ended December 31, 2021 and 2020, respectively. These expenses were recorded as Net investment income in the Statements of Operations and Comprehensive Income.

Derivative Trades

In its ordinary course of business, the Predecessor Company entered into OTC derivative contracts with an affiliate, Provident Global Funding, LLC (“PGF”). For these OTC derivative contracts, PGF had a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures
The Predecessor Company previously made investments in joint ventures with certain subsidiaries of Prudential Financial. Net investment income related to these ventures includes no gain or loss for the three months ended March 31, 2022 and gains of $18 million and $17 million for the years ended December 31, 2021 and 2020, respectively.

Affiliated Asset Management and Service Fees

The Predecessor Company had a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Predecessor Company received fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $22 million for the three months ended March 31, 2022 and $96 million and $89 million for the years ended December 31, 2021 and 2020, respectively. These revenues were recorded as Asset management and service fees in the Statements of Operations and Comprehensive Income.

Affiliated Notes Receivable

There were no outstanding affiliated notes receivable related to the Predecessor Company as of December 31, 2021. During the years ended December 31, 2021 and 2020, the Predecessor Company recognized revenues of $0.9 million and $1.5 million, respectively, on affiliated notes receivables which were recorded in Other Income.

Affiliated Commercial Mortgage Loans

There were no outstanding affiliated commercial mortgage loans related to the Predecessor Company as of December 31, 2021. Effective July 2021, the Company transferred all affiliated commercial mortgage loans to Pruco Life as part of the 2021 Variable Annuities Recapture.

Revenues were $1.7 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively, and were included in Net investment income.

Fortitude Life Insurance & Annuity Company

Affiliated Asset Transfers

The Predecessor Company participated in affiliated asset trades with former parent and sister companies. Book and market value differences for trades with a parent and sister were recognized within Realized investment gains (losses), net. The table below shows affiliated asset trades for the three months ended March 31, 2022 and for the year ended December 31, 2021.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain/ (Loss)
				(in millions)
Prudential Insurance	April 2021	Purchase	Fixed Maturities	$201	$201	$—
Prudential Insurance	April 2021	Purchase	Commercial Mortgage Loan	177	177	—
Vantage Casualty Insurance Co.	June 2021	Purchase	Fixed Maturities	15	15	—
Prudential Insurance	June 2021	Sale	Equities	3	3	—
Pruco Life	June 2021	Sale	Equities	40	38	2
Passaic Fund LLC	June 2021	Transfer Out	Other Invested Assets	12	12	—
Passaic Fund LLC	July 2021	Transfer Out	Other Invested Assets	196	196	—
Prudential Insurance	September 2021	Purchase	Fixed Maturities	2	2	—
Prudential Insurance	September 2021	Sale	Fixed Maturities	12	11	1
Prudential Retirement Insurance and Annuity Company	September 2021	Sale	Fixed Maturities	26	24	2
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Fixed Maturities	35	35	—
Prudential Insurance	September 2021	Purchase	Derivatives	—	—	—
Prudential Retirement Insurance and Annuity Company	September 2021	Purchase	Derivatives	(1)	(1)	—
Prudential Financial	October 2021	Sale	Equities	10	10	—
Pruco Life	November 2021	Sale	Derivatives	1	—	1
Prudential Arizona Reinsurance	November 2021	Purchase	Fixed Maturities	55	55	—
Pruco Life	December 2021	Transfer Out	Fixed Maturities	2,038	1,934	104
Pruco Life	December 2021	Sale	Fixed Maturities	57	57	—
Prudential Financial	December 2021	Dividend	Fixed Maturities	167	167	—

Fortitude Life Insurance & Annuity Company

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain/ (Loss)
				(in millions)
Prudential Financial	December 2021	Sale	Fixed Maturities	144	138	6
Prudential Financial	December 2021	Purchase	Commercial Mortgage Loan	185	185	—
Pruco Life	December 2021	Transfer Out	Commercial Mortgage Loan	538	517	21
Pruco Life	December 2021	Sale	Derivatives	8	2	6
Pruco Life	January 2022	Sale	Fixed Maturities	4	5	(1)
Prudential Financial	January 2022	Sale	Commercial Mortgage Loan	29	30	(1)
Pruco Life	January 2022	Sale	Derivatives	—	—	—
Pruco Life	February 2022	Sale	Fixed Maturities	129	138	(9)
Prudential Financial	March 2022	Sale	Fixed Maturities	33	33	—

Debt Agreements

The Predecessor Company was authorized to borrow funds up to $9 billion from Prudential Financial and its affiliates to meet its capital and other funding needs. As of March 31, 2022 and December 31, 2021, there was no short or long-term debt to affiliates outstanding. Effective August 2021, $300 million in long-term debt was transferred from the Predecessor Company to Pruco Life based on the market value of the loans plus accrued interest, which totaled $326 million. The Predecessor Company recognized a loss of $24 million on the transfer. The $300 million debt was legally extinguished.

The total interest expense incurred by the Predecessor Company related to affiliated loans and cash collateral with PGF was $9 million and $53 million for the years ended December 31, 2021 and 2020, respectively. There was no total interest expense incurred by the Predecessor Company related to affiliated loans and cash collateral with PGF for the three months ended March 31, 2022.

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

In March, June, and December of 2021, the Predecessor Company paid a dividend of $192 million, $188 million, and $451 million, respectively to PAI. In 2020, the Company did not pay any dividends to PAI.

Reinsurance with Affiliates

As discussed in Note 20, the Predecessor Company participated in reinsurance transactions with certain affiliates.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2022 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 15d-15(e), as of December 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, management has advanced efforts to integrate FLIAC into FGH’s internal controls over financial reporting. As part of these integration efforts, management has implemented changes to business processes and controls, including controls over financial data received from significant service providers. Other than these integration efforts, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Corporate Governance

In carrying out its responsibilities, the Board of Directors provides oversight for the process of selecting and monitoring the performance of senior management, provides oversight for financial reporting and legal and regulatory compliance, determines the Company’s governance guidelines, and implements its governance policies. The Board, together with management, is responsible for establishing FLIAC's values and code of conduct and for setting the Company’s strategic direction and priorities.

Executive officers and directors complete a conflict of interest certification on an annual basis. This certification requires the executive officers and directors to represent that they have read the Code of Conduct, which contains the conflict of interests policy, and disclose any conflicts of interests. The Code of Conduct has been filed as an exhibit to this annual report on Form 10-K.

The Company's Board of Directors has determined that all of the Company ‘s audit committee members are financially literate and audit committee financial experts as defined by the SEC.

Except as noted in the following section, no Directors of the Company have held during the past five years an other directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Directors and Executive Officers

Biographical information for each of FLIAC’s directors and executive officers is set forth below:

Directors

Ciara A. Burnham, 56, Director. Ciara A. Burnham has served as a Director of FLIAC since April 1, 2022. Ms. Burnham also serves as a Director of Fortitude Re. In addition to her role as a Director of FLIAC, Ms. Burnham is a financial services executive, board director and investor with three decades of experience across the industry. Ms. Burnham serves on the boards of several financial services and fintech companies, and also works with non-profit organizations focused on ESG, social impact and education. Ms. Burnham spent two decades as a Senior Managing Director with Evercore, the global investment bank, where she worked across both the investment banking and investment management businesses. Ms. Burnham joined Evercore shortly after its inception and played a significant leadership role in the build-out of the firm’s presence on a global basis. She has worked with early stage fintech companies as a senior advisor and partner with QED, a leading venture capital firm. Earlier in her career, Ms. Burnham was an equity research analyst with Sanford Bernstein and a consultant with McKinsey. Ms. Burnham received an A.B. cum laude from Princeton University and an M.B.A. with honors from Columbia Business School. She serves as Chair of the Board of Trustees for EDC, a leading non-profit working globally in education, healthcare and economic opportunity. Ms. Burnham is a member of the Advisory Boards of the Tamer Center for Social Enterprise and the Program for Financial Studies at Columbia Business School. We believe Ms. Burnham is a valuable member of our board because of her experience in the financial services industry and her work with non-profit organizations focused on ESG, social impact and education.

Douglas A. French, 63, Director. Douglas A. French has served as a Director of FLIAC since April 1, 2022. Mr. French serves on the Audit Committee and the Nominating and Compensation Committee. Mr. French also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. French is the recent Managing Principal of the Insurance and Actuarial Advisory Services practice of Ernst & Young LLP’s Financial Services Organization. Mr. French has spent more than 35 years in actuarial consulting. Before joining Ernst & Young LLP in 1999, he was a principal and global practice director of a major actuarial consulting firm. As a senior consultant, Mr. French has drawn on his global experiences to assist life, health and property/casualty clients in mergers and acquisitions, strategic planning, enterprise risk and capital management, financial reporting and management, financial projections and modeling and distribution economics and effectiveness. Throughout his career, he has not only maintained his technical actuarial skills, but has also strived to understand the broader strategic implications and drivers for the insurance industry and its participants. His deep understanding of the industry allows him to translate concepts and business models into active strategies and tactics for his clients. Mr. French is a frequent speaker at industry seminars and author in industry publications. He is also a former Corporate Advisory Council member of the International Association of Black Actuaries, a College of Natural Sciences Advisory Council participant at the University of Texas at Austin and an Emeritus Trustee of The Actuarial Foundation. In 2018, Mr. French received the Society of Actuaries Distinguished Service Award for significant contributions to the actuarial profession. Mr. French holds a B.S. in Mathematics from the University of Texas at Austin. We believe Mr. French is a valuable member of our board because of his robust experience in actuarial consulting.

Richard Patching, 70, Director. Richard Patching has served as a Director of FLIAC since April 1, 2022. Mr. Patching serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Patching also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Patching is a Chartered Accountant and member of both the Bermuda and England & Wales Institutes. For almost 25 years Mr. Patching was a partner with PricewaterhouseCoopers (PwC) providing audit and advisory services to Bermuda’s insurance and reinsurance industry, including several of its largest companies. In addition to conducting audits of statutory and regulatory filings, Mr. Patching led a wide range of assignments focused on, among other things, analyzing enterprise risk and providing internal audit services to a number of insurance entities. Mr. Patching was also appointed Territory Assurance Leader and subsequently acted as Managing Partner of the firm. For several years, he represented the Bermuda firm as a member of PwC’s Global Insurance Leadership Team. Mr. Patching retired from PwC Bermuda in June 2014. He resides in Bermuda. We believe Mr. Patching is a valuable member of our board because of his experience working closely with companies in Bermuda’s insurance and reinsurance industry.

Brian T. Schreiber, 57, Director. Brian T. Schreiber has served as a Director of FLIAC since April 1, 2022. Mr. Schreiber also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Schreiber is a Managing Director and Head of Carlyle Insurance Solutions, a business unit at Carlyle. Prior to joining Carlyle, Mr. Schreiber spent 20 years at AIG in a variety of senior executive roles, including: Chief Strategy Officer, Deputy Chief Investment Officer, and Global Treasurer, and was a member of AIG’s Operating Committee, Group Risk Committee and Investment Committee. He served as a board member of United Guaranty, AIG’s mortgage insurance subsidiary, and Varagon Capital, AIG’s middle market direct lending joint venture. Mr. Schreiber was a key member of AIG’s executive leadership team that engineered and executed AIG’s successful restructuring and recapitalization. He led AIG’s divestiture, hedging and capital markets activities coming out of the financial crisis, executing over 120 transactions in debt, equity and M&A and raising over $200 billion. Prior to the 2008 financial crisis, Mr. Schreiber was responsible for leading approximately $60 billion of acquisitions and strategic investments for AIG, including SunAmerica, American General and Edison Insurance Japan. Prior to AIG, Mr. Schreiber invested in financial services companies for the Bass Brothers, was an investment banker in Lehman Brothers’ Financial Institutions Group, and started his career as a research associate for Booz Allen Hamilton. Mr. Schreiber holds a B.S. from New York University’s Stern School of Business and an M.B.A. from Columbia Business School, and he is a member of the Council on Foreign Relations. We believe Mr. Schreiber is a valuable member of our board because of his experience as an executive at other companies in the insurance industry and his general knowledge of the financial services industry.

Samuel J. Weinhoff, 72, Director. Samuel J. Weinhoff has served as a Director of FLIAC since April 1, 2022. Mr. Weinhoff serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Weinhoff also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Weinhoff has been an independent consultant to the insurance industry since 2000. Mr. Weinhoff began his insurance career at the Home Insurance Company in 1976 as a corporate planning analyst. He rose to the head of the corporate planning, reporting and analysis department and later became an excess casualty treaty reinsurance underwriter. Mr. Weinhoff joined the investment department of the Reliance Insurance Company in 1980. While there, he had responsibility for investing in financial institution equities. Mr. Weinhoff joined Lehman Brothers in 1985, first as an equity research analyst covering the insurance industry and later as an Investment Banker focused on insurance. In 1997, he joined Schroders & Co. as head of their U.S. financial institutions effort. Mr. Weinhoff has served on the board of directors of Infinity Property Casualty, one of the largest U.S. Hispanic auto insurers. He became head of their Audit Committee in 2008 and Lead Director in 2015. Mr. Weinhoff joined the board of directors of Allied World in 2006, where he has served as Chair of the Compensation Committee and a member of the Risk, Audit, Investment and Executive Committee. Mr. Weinhoff holds a B.A. in Economics from the University of Illinois and an M.B.A. from the Wharton School. We believe Mr. Weinhoff is a valuable member of our board because of his prior board experience and general knowledge of the insurance and reinsurance industry.

Alon Neches, 46, President, Chief Executive Officer and Director. Alon Neches has served as the President, CEO and a Director of FLIAC since September 30, 2022. Mr. Neches also serves as President, Chief Executive Officer and Director of FGH Parent, L.P. (together with its subsidiaries, “Fortitude Re”), a position he has held since September 29, 2022. Mr. Neches has more than 20 years of experience as an operator, investor and advisor in regulated industries. From 2020 until September 29, 2022, Mr. Neches was a Partner and Managing Director in Carlyle Insurance Solutions of The Carlyle Group, an affiliate of

FLIAC. From 2011 to 2019, Mr. Neches held various senior executive roles at American International Group, Inc. (“AIG”), including Global Treasurer and Head of Corporate Development, where he was involved in the creation of Fortitude Re. Before joining AIG, Mr. Neches was a Senior Restructuring Specialist Officer at the Federal Reserve Bank of New York, where he focused on managing the Federal Reserve’s investment in AIG. Mr. Neches holds a B.S. in Economics from Duke University and a J.D. from Harvard Law School.

Kai Talarek, 54, Senior Vice President, Chief Financial Officer and Director. Kai Talarek has served as the Senior Vice President, Chief Financial Officer and a Director of FLIAC since April 1, 2022. He also serves as the Chief Financial Officer of Fortitude Re, a position he has held since 2020. Prior to joining Fortitude Re, Mr. Talarek spent more than 20 years in the financial services sector in the United States. He most recently was a partner in the insurance practice of management consultant Oliver Wyman in New York, a position he held from 2006 to 2020. While at Oliver Wyman, Mr. Talarek focused on complex risk, finance and strategy issues for insurers. Before joining Oliver Wyman, Mr. Talarek was a Vice President in the Treasury department of American Express, a position he held from 2004 to 2006, Vice President of Strategy at Zurich Re, a position he held from 2000 to 2001 and an engagement manager at Mitchell Madison Group in New York and San Francisco, CA, a position he held from 1997 to 2000. Mr. Talarek holds an M.S. in Mechanical Engineering from RWTH Aachen, Germany and an M.B.A. from UC Berkeley in California. We believe Mr. Talarek is a valuable member of our board because of his robust experience in the financial services sector and insurance industry.

Executive Officers

Jeff Burman, 56, is Fortitude Re’s General Counsel, and is responsible for all of the Company’s legal, compliance and regulatory matters. Jeff brings more than 20 years of broad legal experience in the areas of insurance and reinsurance-related transactions, regulatory matters and dispute resolution. Prior to Fortitude Re, Jeff most recently served as Chief Reinsurance Legal Officer and Deputy General Counsel at AIG. At AIG, Jeff led the legal function for various groups, including Reinsurance; Multinational; Insurance Company Governance; as well as the Canada, Bermuda and Latin America regions. Prior to joining AIG, Jeff practiced at two leading New York law firms where he represented insurers and reinsurers, investment banks and investors in (re)insurance transactions, including mergers and acquisitions, insurance-linked securitizations and reinsurance contract drafting and dispute resolution. Jeff is a graduate of Rutgers University School of Law, where he was an editor on the Rutgers Law Journal, following which he served an appellate court clerkship in New Jersey. He is a member of the bars of New York and New Jersey.

Jeffrey Condit, 57, is Fortitude Re’s Deputy Chief Financial Officer and is responsible for the overall financial management and operational decision-making for the Company’s accounting, reporting, income tax, financial analysis, financial systems, and internal control functions. Jeff brings over 30 years of operational and financial experience in the insurance industry. Prior to his role at Fortitude Re, Jeff was Senior Vice President at Unum Group, where he successfully managed the company’s Closed Block Finance Segment, which included the strengthening of long-term care reserve margins and the delivery of double-digit annual growth in net operating earnings for the overall Closed Block Segment. Prior to joining Unum Group, Jeff held progressive and diverse roles at Genworth Financial where, as Long-Term Care Business CFO, he led its long-term care business to industry-leading returns on new business and achieved significant operating cost reductions. Also at Genworth Financial, Jeff served as Senior Vice President and AARP Business Unit Leader where, under his leadership, this newly created business delivered significant annual sales and impressive net operating earnings. Prior to Genworth Financial, Jeff served as Deputy Director of Finance at GE Edison Life Insurance Company in Tokyo, Japan where he played a key leadership role in delivering significant net operating earnings growth. Early in his career, Jeff held progressive financial roles at GE Financial Assurance and Arthur Andersen &Co. Jeff is a licensed CPA and holds a bachelor’s degree in Economics and Business from the University of California, Los Angeles, graduating summa cum laude. Jeff also completed the Executive Program at the University of Virginia, Darden School of Business.

Sean Coyle, 47, is the Chief Operating Officer at Fortitude Re, and is responsible for the Operational, Information Technology, and Administration aspects of the Fortitude Re business. Sean brings approximately 20 years of operations and technology experience in the financial services industry, with deep knowledge in the insurance industry as both an operations and technology executive. Prior to his role in Fortitude Re, Sean was the Global Head of Finance Operations and Reengineering at AIG, where he was tasked with defining and implementing the vision, strategy, and plan for the global finance target operating model with a key focus on the use of shared services. Sean was responsible for the creation and oversight of AIG’s global Finance Centers in India as well as regional Finance Centers in Eastern Europe and South America. In addition to operational responsibilities, his team delivered strategic transformation capabilities across finance, including the oversight and management of change programs, reengineering and process automation, robotics, operating model strategy and strategic project execution. Prior to joining AIG in 2012, Sean was Senior Vice President of Global Operations & Reengineering at ACE Group (now Chubb), where he was a member of the operations leadership team with global responsibility for the strategy, vision and execution of the operations function. Prior to joining ACE Group in 2006, Sean was a Senior Manager with BearingPoint Inc. in the Financial Services practice and a Lead Application Developer and Architect with Proxicom, Inc. Sean holds a bachelor’s degree in Computer Science from Florida State University.

Jeffrey Mauro, 36, is the Chief Investment Officer at Fortitude Re, responsible for the implementation of asset allocation and asset/ liability management strategies. Jeff previously served as head of the Cross Asset Initiatives team in the Asset Management Group at AIG, where he developed and implemented processes to facilitate asset allocation decisions for AIG’s investment portfolio. In 2013, Jeff began his tenure at AIG in the Investments Business Strategy team where he worked to execute the divestiture of certain holdings that were deemed no longer core to AIG’s overall business. Prior to that, Jeff worked in Investment Banking, helping financial institutions to execute capital raising and M&A transactions at Macquarie Capital (USA) Inc. and FBR & Co. Jeff earned his Bachelors of Science in Finance and Accounting from Georgetown University. Jeff is a Chartered Financial Analyst (CFA) Charterholder.

Mark Retik 56, Variable Life and Annuity Business Leader. Mark Retik leads the Variable Life and Annuity Business at Fortitude Re. In this capacity, he has overall responsibility for the performance of FLIAC. Most recently, Mark served as the North American head of Munich Re’s capital markets reinsurance unit. Previously, he was with Prudential Financial, where he ran the capital markets hedging team with responsibility for risk managing the firm’s variable annuities. Mark spent most of his career as a Managing Director in the Securities Division of Goldman, Sachs & Co., on the equity and credit derivatives desks, developing and executing capital markets solutions for insurance and reinsurance company clients. Mark earned his BA in Mathematics from Dartmouth College and MBA from the MIT Sloan School of Management. He is an Associate of the Society of Actuaries.

James West, 46, is the Chief Actuary at Fortitude Re where he is responsible for pricing, managing and reserving Fortitude Re’s life insurance businesses. James has 20 years of experience in US Life Insurance with a wide range of Life, Annuity and A&H products. Prior to joining Fortitude Re, James held various positions at AIG, including Chief Finance Actuary Life and Chief Finance Actuary Legacy. As AIG Chief Finance Actuary Legacy, he was heavily involved in the establishment of Fortitude Re. James also held various actuarial positions at Conseco and earned a Bachelor of Science in Actuarial Science and Statistics from Purdue University. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Yi Yang, 37, Chief Risk Officer is responsible for the oversight of all risks and development of risk appetite of the company. He also serves as the Investment Risk Officer of Fortitude Re, the parent company of FLIAC. Yi has more than 15 years of experience working in the reinsurance industry, with a variety of roles including actuarial, hedging, investment, and risk management. Yi previously served as Head of Risk Analytics at Nassau Financial Group, where he was responsible for hedging, ALM, Economic Capital as well as risk assessment and surveillance. Prior to that, Yi spent more than a decade with Guardian Life, where he led the Variable Annuity Hedging function for 5 years and served as a Director in the ERM function. Yi earned his Bachelors of Science in Math and Financial Economics from Centre College, as well as an MBA from Columbia University. Yi is a Chartered Financial Analyst Charterholder, and a Fellow of Society of Actuaries.

Item 11. Executive Compensation

FLIAC does not have any employees. Its parent, Fortitude Group Holdings, LLC (“FGH”), provides personnel to the Company pursuant to a Services Agreement between FLIAC and FGH. As a result, FLIAC does not determine or pay any compensation to its executive officers or additional personnel provided by FGH. FGH determines and pays salaries, bonuses and all other compensation to FLIAC’s executive officers and additional personnel provided by FGH. FGH compensation decisions for all persons are made commensurate with their positions, tenure and levels of responsibility. FGH also determines whether and to what extent it will provide employee benefits plans to such persons.

See Part III, Item 13 for more information about the Services Agreement.

FLIAC does not pay any compensation to its directors for their services as directors of FLIAC.

Item 12. Security Ownership of Certain Beneficial Owners and Management
FGH directly owns 100% of the voting securities of FLIAC. FGH's principal executive offices are located at Ten Exchange Place, Suite 2210, Jersey City, NJ 07302. There are no anticipated changes in the control of FLIAC.
Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions between FLIAC and FGH or other FGH subsidiaries

Pursuant to a Services Agreement between FLIAC and FGH, FLIAC purchases certain general and administrative services from FGH which include accounting, actuarial, risk management, and data processing services. FGH also provides FLIAC with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services.

During 2022, FLIAC incurred $10 million of costs for services provided to the Company in connection with FGH's purchase of the Company from Prudential Financial.

Transactions Involving FLIAC’s Directors or Executive Officers or Immediate Family Members of FLIAC’s Directors and Executive Officers

Since FGH's acquisition of FLIAC, there have been no transactions to which FLIAC was a participant involving FLIAC’s directors or executive officers or family relationships among any of FLIAC’s directors and executive officers.

Review, Approval or Ratification of Transactions with Related Persons

FLIAC’s senior management approves all related party transactions involving directors and executive officers of FLIAC. In considering the transaction, FLIAC’s senior management may consider all relevant factors, including as applicable: the business rationale for entering into the transaction; the alternatives to entering into a related person transaction; whether the transaction is on terms comparable to those available to third parties, or in the case of employment relationships, to employees generally; the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and the overall fairness of the transaction to FLIAC. Potential related party transactions are covered by FLIAC’s Code of Conduct policy. Approval of such related person transactions would be evidenced by resolutions of the Finance committee of the FLIAC Board of Directors in accordance with its practice of reviewing and approving transactions in this manner.

Director Independence

There are no family relationships among any of FLIAC’s directors and executive officers. None of FLIAC’s directors is a party to any material plan, contract or arrangement (whether or not written) with FLIAC, there are no arrangements or understandings between such persons and any other person pursuant to which they were selected to serve as a member of FLIAC’s board of directors, they are not a participant in any related party transaction required to be reported pursuant to Item 404(a) of Regulation S-K, and there are no material plans, contracts or arrangements (whether or not written) to which the director participates that was entered into or materially amended in connection with the director’s appointment.
Item 14. Principal Accountant Fees and Services
The following is a summary and description of fees for services provided by PricewaterhouseCoopers. Fees prior to April 1, 2022 were incurred by the Predecessor Company and are not included below.

Services provided	Nine months ended December 31, 2022
(in millions)
Audit Fees (1)	$4,790
Audit-related Fees (2)	792
Tax Fees	—
All Other Fees	—
Total	$5,582
(1) - The aggregate fees for professional services rendered for the audit of the consolidated financial statements of FLIAC and, as required, consents and assistance with review of documents filed with the SEC.
(2) - The aggregate fees for assurance and related services, including internal control and financial compliance reports, and accounting consultation on accounting standards, acquisitions, and potential financial reporting requirements.

The Audit Committee has a policy requiring advance approval of all audit and permissible non-audit services performed by the independent auditor. Under this policy, the Audit Committee sets pre-approved limits for specifically defined audit and non-audit services. The Committee considers whether such services are consistent with SEC rules on auditor independence. Specific approval by the Committee is required if fees for any particular service or aggregate fees for services of a similar nature exceed the pre-approved limits. The Committee has delegated to its chair the authority to approve permitted services, and the chair must report any such decisions to the Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	49
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	155
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

14. Code of Ethics is filed herewith
23.1 Consent of PricewaterhouseCoopers LLP is filed herewith
24. Powers of Attorney are filed herewith.
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

Fortitude Life Insurance & Annuity Company
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2022
(in millions)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturity securities, at fair value
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$850	$696	$696
Obligations of U.S. states and their political subdivisions	189	166	166
Foreign governments	6	5	5
U.S. corporate public securities	3,131	2,796	2,796
U.S. corporate private securities	309	290	290
Foreign corporate public securities	233	211	211
Foreign corporate private securities	81	67	67
Asset-backed securities	824	532	532
Commercial mortgage-backed securities	45	43	43
Residential mortgage-backed securities	217	218	218
Total fixed maturity securities, at fair value	$5,885	$5,024	$5,024

Equity securities	201	175	175
Mortgage and other loans	196	196	196
Short-term investments	39		39
Other invested assets (1)	365		365
Total investments	$6,686		$5,799

(1) Excludes derivative instruments and associated collateral. See Notes 4, 5, and 6 for further information derivative instruments.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, and State of New Jersey on the 22nd day of March 2023.

FORTITUDE LIFE INSURANCE & ANNUITY COMPANY (Registrant)
By:	/s/ Kai Talarek
Kai Talarek
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2023.

Signature	Title

/s/ Alon Neches	President, Chief Executive Officer and Director
Alon Neches	(Principal Executive Officer)

/s/ Kai Talarek	Senior Vice President and Chief Financial Officer and Director
Kai Talarek	(Principal Financial Officer)

/s/ Jeffrey Condit	Senior Vice President and Deputy Chief Financial Officer
Jeffrey Condit	(Principal Accounting Officer)

* Ciara A. Burnham	Director
Ciara A. Burnham

* Douglas A. French	Director
Douglas A. French

* Richard Patching	Director
Richard Patching

* Brian T. Schreiber	Director
Brian T. Schreiber

* Samuel J. Weinhoff	Director
Samuel J. Weinhoff

* By:	/s/ Richard E. Buckley
Richard E. Buckley
(Attorney-in-Fact)