Form 10-Q
period 2023-03-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2023-05-12
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2023, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2023 and December 31, 2022	5
	Unaudited Interim Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2023 (Successor Company) and the three months ended March 31, 2022 (Predecessor Company)	6
	Unaudited Interim Consolidated Statements of Equity for the three months ended March 31, 2023 (Successor Company) and the three months ended March 31, 2022 (Predecessor Company)	7
	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2023 (Successor Company) and the three months ended March 31, 2022 (Predecessor Company)	8
	Notes to Unaudited Interim Consolidated Financial Statements	9
	1. Business and Basis of Presentation	9
	2. Significant Accounting Policies and Pronouncements	10
	3. Segment Information	11
	4. Investments	14
	5. Derivatives and Hedging	17
	6. Fair Value of Assets and Liabilities	22
	7. Income Taxes	35
	8. Equity	35
	9. Commitments and Contingent Liabilities	37
	10. Related Party Transactions	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II OTHER INFORMATION		51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 6.	Exhibits	52
SIGNATURES		53

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) privacy and cybersecurity regulation or (f) climate risk and environmental, social, and governance (ESG) regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks associated with the integration process related to the Company's recent change in ownership. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Interim Consolidated Statements of Financial Position
(in millions, except share data)

	Successor Company
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Fixed maturity securities, at fair value	$5,239	$5,024
Equity securities, at fair value (cost - March 31, 2023 - $201; December 31, 2022 - $201)	182	175
Mortgage and other loans, at fair value	206	196
Short-term investments	62	42
Other invested assets (includes $427 and $430 of assets measured at fair value at March 31, 2023 and December 31, 2022, respectively)	446	450
Total investments	6,135	5,887

Cash and cash equivalents	845	872
Accrued investment income	53	52
Reinsurance recoverables, at fair value	247	235
Net modified coinsurance receivable, at fair value	—	18
Deposit asset, at fair value	608	607
Goodwill	93	93
Income tax	45	50
Other assets (Receivables from parent and affiliates: March 31, 2023 - $0; December 31, 2022 - $40)	98	127
Separate account assets, at fair value	23,985	23,601
TOTAL ASSETS	$32,109	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities, at fair value	$5,751	$5,546
Net modified coinsurance payable, at fair value	45	—
Other liabilities (Payables to parent and affiliates: March 31, 2023 - $54; December 31, 2022 - $3)	762	808
Separate account liabilities, at fair value	23,985	23,601
Total liabilities	30,543	29,955
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,759
Retained deficit	(279)	(286)
Accumulated other comprehensive income	128	111
Total equity	1,566	1,587
TOTAL LIABILITIES AND EQUITY	$32,109	$31,542

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Income and Comprehensive Income (Loss)
(in millions)

	Successor Company	Predecessor Company
	Three Months Ended March 31,
	2023	2022
REVENUES
Premiums	$7	$8
Policy charges and fee income	117	97
Net investment income	76	99
Asset management and service fees	22	20
Other income (loss)	1	(19)
Investment gains, net	165	481
TOTAL REVENUES	388	686

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	340	—
Policyholder benefits	—	26
Interest credited to policyholders’ account balances	—	85
Amortization of deferred policy acquisition costs	—	104
Commission expense	23	35
General, administrative and other expenses	18	3
TOTAL BENEFITS AND EXPENSES	381	253

INCOME FROM OPERATIONS BEFORE INCOME TAXES	7	433
Income tax expense	—	77
NET INCOME	$7	$356
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	22	—
Net unrealized investment losses	—	(561)
Total	22	(561)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	5	(118)
Other comprehensive income (loss), net of taxes	17	(443)
COMPREHENSIVE INCOME (LOSS)	$24	$(87)

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Successor Company
	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution payable to parent	—	(45)	—	—	(45)
Comprehensive income:
Net income	—	—	7	—	7
Other comprehensive income, net of tax	—	—	—	17	17
Total comprehensive income					24
Balance, March 31, 2023	$3	$1,714	$(279)	$128	$1,566

	Predecessor Company
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive income (loss):
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, March 31, 2022	$3	$286	$1,273	$(273)	$1,289

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Successor Company	Predecessor Company
	Three Months Ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7	$356
Adjustments to reconcile net income to net cash from (used in) operating activities:
Investment gains, net	(165)	(481)
Interest credited to policyholders’ account balances	—	85
Other, net	(10)	2
Change in:
Insurance liabilities, at fair value	277	—
Deposit asset, at fair value	(1)	—
Net modified coinsurance receivable/payable, at fair value	55	—
Future policy benefits	—	60
Accrued investment income	(1)	1
Net receivables from/payables to parent and affiliates	—	(37)
Deferred policy acquisition costs	—	104
Income taxes	—	142
Reinsurance recoverables, net	(12)	(39)
Derivatives, net	(91)	(1,079)
Other, net	35	(3)
Cash flows from (used in) operating activities	94	(889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	149	—
Fixed maturity securities, available-for-sale	—	422
Equity securities	—	95
Mortgage and other loans	18	39
Other invested assets	6	1
Short-term investments	36	795
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(261)	—
Fixed maturity securities, available-for-sale	—	(751)
Mortgage and other loans	(28)	(13)
Other invested assets	(9)	—
Short-term investments	(41)	(94)
Derivatives, net	—	3
Other, net	(1)	—
Cash flows from (used in) investing activities	(131)	497
CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account deposits (withdrawals)	(49)	62
Cash collateral for loaned securities	58	205
Drafts outstanding	1	(7)
Distribution to parent	—	(306)
Cash flows from (used in) financing activities	10	(46)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27)	(438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	872	2,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$845	1,578

There were no significant non-cash transactions for the three months ended March 31, 2023 and 2022.

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiary (collectively, “FLIAC” or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation ("PALAC")) was a wholly-owned subsidiary of Prudential Annuities, Inc ("PAI"), an indirect wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates. See Basis of Presentation below and Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the acquisition.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying Unaudited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of the Successor Company and a variable interest entity ("VIE") that meets the requirements for consolidation. All intercompany transactions have been eliminated in consolidation. The financial statements of the Predecessor Company were not consolidated as it was a single entity prior to acquisition.

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we have elected to "push down" the basis to FLIAC in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of push-down accounting and is referred to as the Successor Company. See Notes 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the acquisition and our application of push-down accounting.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on net equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three months ended March 31, 2023, approximately $7 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. Approximately 66 percent of account value in the Ceded Business has been novated since the acquisition of the Company on April 1, 2022.
Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Policy Election

Fair Value Option

We have elected to prospectively apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance liabilities, and associated reinsurance activity with how we expect to manage the business. See Note 6 herein and Notes 2 and 6 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information.
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

Effective ASUs - March 31, 2023

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB. This update became effective January 1, 2023 but is not applicable due to our election to adopt the fair value option on all of our insurance liabilities, which includes our separate account liabilities.

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt restructurings and Vintage Disclosures, was issued by the FASB. This update became effective January 1, 2023 but is not applicable due to our election to adopt the fair value option on financial instruments that are within the scope of this update.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

3.    SEGMENT INFORMATION

FLIAC has two reportable segments, which we refer to as the "Retained Business" and the "Ceded Business."

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At March 31, 2023 and December 31, 2022, we had a modified coinsurance payable of $1,886 million and $1,745 million, respectively, equal to the assets held in the Ceded Business, which is included in the net modified coinsurance receivable/payable. Historical information has not been revised for the segment presentation and is not comparable following the election of push-down accounting as of April 1, 2022.

The following is the Consolidated Statement of Financial Position by segment:

	March 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,457	$1,678	$6,135
Cash and cash equivalents	389	456	845
Accrued investment income	42	11	53
Reinsurance recoverables	—	247	247
Deposit asset	—	608	608
Goodwill	93	—	93
Income tax	45	—	45
Other assets	70	28	98
Separate account assets	21,909	2,076	23,985
TOTAL ASSETS	$27,005	$5,104	$32,109

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$3,056	$2,695	$5,751
Net modified coinsurance payable	—	45	45
Other liabilities	474	288	762
Separate account liabilities	21,909	2,076	23,985
TOTAL LIABILITIES	25,439	5,104	30,543

EQUITY	1,566	—	1,566
TOTAL LIABILITIES AND EQUITY	$27,005	$5,104	$32,109

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,257	$1,630	$5,887
Cash and cash equivalents	433	439	872
Accrued investment income	41	11	52
Reinsurance recoverables	—	235	235
Net modified coinsurance receivable	—	18	18
Deposit asset	—	607	607
Goodwill	93	—	93
Income tax	50	—	50
Other assets	113	14	127
Separate account assets	21,558	2,043	23,601
TOTAL ASSETS	$26,545	$4,997	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,941	$2,605	$5,546
Other liabilities	459	349	808
Separate account liabilities	21,558	2,043	23,601
TOTAL LIABILITIES	24,958	4,997	29,955

EQUITY	1,587	—	1,587
TOTAL LIABILITIES AND EQUITY	$26,545	$4,997	$31,542

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

The following is comprehensive income by segment:

	Three Months Ended March 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$7	$—	$7
Policy charges and fee income	117	—	117
Net investment income	56	20	76
Asset management and service fees	22	—	22
Other income	1	—	1
Investment gains, net	30	135	165
TOTAL REVENUES	233	155	388

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	185	155	340
Commission expense	23	—	23
General, administrative and other expenses	18	—	18
TOTAL BENEFITS AND EXPENSES	226	155	381
INCOME FROM OPERATIONS BEFORE INCOME TAXES	7	—	7
Income tax expense	—	—	—
NET INCOME	$7	$—	$7
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	22		22
Less: Income tax expense	5		5
Other comprehensive income, net of taxes	17	—	17
COMPREHENSIVE INCOME	$24	$—	$24

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

4.    INVESTMENTS

We have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity and equity securities and mortgage and other loans. The impact of the election has resulted in the following changes:

•Elimination of the "available-for-sale" designation on all fixed maturity securities, resulting in a change in the recording of unrealized gains and losses through "Investment gains, net" in the consolidated statement of income rather than in "Accumulated other comprehensive income" ("AOCI") as a component of equity in the consolidated statements of financial position;
•Elimination of the required allowance for current expected credit losses on applicable financial assets under ASC 326 - Financial Instruments - Credit Losses, which include fixed maturity securities designated as "available-for-sale" and mortgage and other loans; and
•Elimination of a significant portion of the required disclosures for available-for-sale securities and mortgage and other loans. These disclosures primarily relate to the amortized cost and unrealized gains and losses on available-for-sale securities. Disclosures for historical periods under the Predecessor Company are retained at the end of this note under "Predecessor Company".

SUCCESSOR COMPANY

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	March 31, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$3	$3	$—	$4	$4
Real estate-related	—	5	5	—	5	5
Subtotal equity method	—	8	8	—	9	9
Fair value:
Private equity	352	1	353	344	1	345
Total LPs/LLCs	352	9	361	344	10	354
Derivative instruments	74	—	74	85	—	85
Policy loans	11	—	11	11	—	11
Total other invested assets	$437	$9	$446	$440	$10	$450

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$40	$9	$49	$37	$10	$47
Mortgage and other loans	1	—	1	1	—	1
Short-term investments and cash equivalents	1	2	3	3	1	4
Total accrued investment income	$42	$11	$53	$41	$11	$52

There were no write-downs on accrued investment income for the three months ended March 31, 2023.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$47	$14	$61
Equity securities	—	1	1
Mortgage and other loans	4	—	4
Other invested assets	12	1	13
Short-term investments and cash equivalents	2	6	8
Gross investment income	65	22	87
Less: investment expenses	(9)	(2)	(11)
Net investment income	$56	$20	$76

The activity above includes interest income related to fair value option investments, where applicable.

Investment Gains, Net

The following table sets forth “Investment gains, net” by investment type, for the periods indicated:

	Three Months Ended March 31, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$156	$(26)	$130	$21	$—	$21	$177	$(26)	$151
Equity securities	—	—	—	7	—	7	7	—	7
Derivatives	—	(100)	(100)	—	107	107	—	7	7
Total	$156	$(126)	$30	$28	$107	$135	$184	$(19)	$165

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

	March 31, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
U.S. corporate public securities	$—	$200	$101	$301	$—	$111	$200	$311

The market value of the securities posted as collateral under the repurchase agreements was $318 million and $326 million as of March 31, 2023 and December 31, 2022, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

The following table sets forth the remaining contractual maturities of the Successor Company's securities lending transactions by the security type that was loaned, all of which are contained in the Ceded Business. The amounts below represent the cash collateral received for the loaned securities.

	March 31, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
Equity securities	$164	$—	$—	$164	$106	$—	$—	$106

The market value of the securities loaned was $162 million and $103 million as of March 31, 2023 and December 31, 2022, respectively.

PREDECESSOR COMPANY

The following table sets forth the sources of proceeds and related investment losses for available-for-sale fixed maturity securities:

Three months ended March 31
2022
(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$294
Proceeds from maturities/prepayments	108
Gross investment losses on sales and maturities	(21)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $20 million for three months ended March 31, 2022.

Allowance for credit losses

The activity in the allowance for credit losses for fixed maturity securities, available-for-sale, was de minimis for the three months ended March 31, 2022.

The allowance for credit losses for mortgage and other loans declined by $1 million for the three months ended March 31, 2022. The decrease related to the improving credit environment.

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Predecessor Company’s methodology for developing the allowance for credit losses.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

Three Months Ended
March 31, 2022
(in millions)
Fixed maturities securities (1)	$61
Equity securities	1
Mortgage and other loans	11
Other invested assets	29
Short-term investments and cash equivalents	1
Gross investment income	103
Less: investment expenses	(4)
Net investment income	$99

(1)Includes fixed maturity securities classified as available-for-sale and trading.

Investment Gains, Net

The following table sets forth “Investment gains, net” by investment type, for the periods indicated:

Three Months Ended March 31, 2022
(in millions)
Fixed maturity securities (1)	$(21)
Derivatives	502
Total	$481
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

5.    DERIVATIVES AND HEDGING

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

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

Credit Contracts

The Company purchases credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company also sells credit protection using credit derivatives in order to generate a credit spread for the benefit of the Company’s investment portfolio.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Primary Risks Managed by Derivatives

The tables below provide a summary, by operating segment, of the gross notional amount and fair value of derivative contracts, by the primary underlying risks. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	March 31, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$16,005	$237	$(409)	$12,131	$228	$(553)
Currency/Interest Rate
Foreign Currency Swaps	102	11	—	100	11	—
Credit
Credit Default Swaps	520	7	—	520	5	—
Equity
Equity Futures	(2,086)	—	(111)	(1,737)	46	—
Total Return Swaps	366	16	(14)	—	24	(49)
Equity Options	2,949	76	—	3,286	118	—
Total Derivatives, Retained Business	17,856	347	(534)	14,300	432	(602)

Ceded Business
Interest Rate
Interest Rate Swaps	1,300	40	(41)	2,517	48	(117)
Currency/Interest Rate
Foreign Currency Swaps	48	6	—	48	6	—
Credit
Credit Default Swaps	71	1	—	71	1	—
Equity
Total Return Swaps	22	—	—	—	—	—
Equity Options	5,357	147	(207)	7,139	180	(356)
Total Derivatives, Ceded Business	6,798	194	(248)	9,775	235	(473)
Total Derivatives (1)	$24,654	$541	$(782)	$24,075	$667	$(1,075)

(1)     Recorded in “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	March 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$78	$(4)	$74	$(74)	$—
Ceded Business	194	(194)	—	—	—
Total	$272	$(198)	$74	$(74)	$—
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$265	$(265)	$—	$—	$—
Ceded Business	248	(194)	54	—	54
Total	$513	$(459)	$54	$—	$54
Repurchase agreements	$301	$—	$301	$(301)	$—
Securities lending transactions	$164	$—	$164	$(162)	$2

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$183	$(98)	$85	$(85)	$—
Ceded Business	235	(235)	—	—	—
Total	$418	$(333)	$85	$(85)	$—

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$353	$(353)	$—	$—	$—
Ceded Business	473	(272)	201	—	201
Total	$826	$(625)	$201	$—	$201
Repurchase agreements	311	—	311	(311)	—
Securities lending transactions	106	—	106	(103)	3

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

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

For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Classification of Derivatives Activity

As part of our application of push-down accounting in connection with the acquisition of the Company, we have de-designated the Predecessor Company's hedging relationships for all of our derivative instruments, and accordingly, any related accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. Historical information has not been restated under the updated segmentation and is not comparable following the change in ownership on April 1, 2022.

The following tables provide the financial statement classification and impact of derivatives, by segment.

Successor Company
Three Months Ended March 31, 2023
Investment gains, net
(in millions)
Retained Business
Interest Rate	$115
Equity	(215)
Total, Retained Business	(100)
Ceded Business
Interest Rate	31
Equity	76
Total, Ceded Business	107
Total	$7

	Predecessor Company
	Three Months Ended March 31, 2022
	Investment Gains, net	Net Investment Income	Other Income	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1	$1	$2	$4

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(527)	—	—	—
Currency/Interest Rate	(6)	—	—	—
Credit	(12)	—	—	—
Equity	59	—	—	—
Embedded Derivatives	986	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	500	—	—	—
Total	$501	$1	$2	$4

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

6.    FAIR VALUE OF ASSETS AND LIABILITIES

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Fair Value Option Election

We have elected to adopt the fair value option for several of our financial assets and liabilities. The following are the financial assets and liabilities for which we have elected the fair value option. See Notes 2 and 6 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

•Fixed maturity securities
•Equity securities
•Mortgage and other loans
•Reinsurance recoverable
•Separate account assets and liabilities
•Net modified coinsurance receivable/payable
•Deposit asset
•Insurance liabilities

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	Successor Company
	March 31, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$587	$—	$—	$587
Obligations of U.S. states and their political subdivisions	—	175	—	—	175
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	2,903	—	—	2,903
U.S. corporate private securities	—	147	182	—	329
Foreign corporate public securities	—	217	—	—	217
Foreign corporate private securities	—	33	36	—	69
Asset-backed securities(2)	—	478	191	—	669
Commercial mortgage-backed securities	—	42	—	—	42
Residential mortgage-backed securities	—	243	—	—	243
Total fixed maturity securities	—	4,830	409	—	5,239
Equity securities	182	—	—	—	182
Mortgage and other loans (3)	—	—	206	—	206
Short-term investments	—	62	—	—	62
Cash and cash equivalents	845	—	—	—	845
Other invested assets(4)	—	272	—	(198)	74
Deposit asset	—	—	608	—	608
Reinsurance recoverables	—	—	247	—	247
Subtotal excluding separate account assets	1,027	5,164	1,470	(198)	7,463
Separate account assets	—	23,985	—	—	23,985
Total assets	$1,027	$29,149	$1,470	$(198)	$31,448
Liabilities
Insurance liabilities	$—	$—	$5,751	$—	$5,751
Other liabilities - derivatives	—	513	—	(459)	54
Net modified coinsurance payable	—	—	45	—	45
Separate account liabilities	—	23,985	—	—	23,985
Total liabilities	$—	$24,498	$5,796	$(459)	$29,835
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of March 31, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage and other loans was de minimis. There were no mortgage and other loans that were 90 days or more past due or in non-accrual status.
(4)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At March 31, 2023 the fair values of such investments were $353 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Successor Company
	March 31, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$513	$—	$—	$513
Obligations of U.S. states and their political subdivisions	—	145	—	—	145
U.S. corporate public securities	—	2,090	—	—	2,090
U.S. corporate private securities	—	—	182	—	182
Foreign corporate public securities	—	127	—	—	127
Foreign corporate private securities	—	—	36	—	36
Asset-backed securities(2)	—	459	191	—	650
Commercial mortgage-backed securities	—	42	—	—	42
Residential mortgage-backed securities	—	29	—	—	29
Total fixed maturity securities	—	3,405	409	—	3,814
Mortgage and other loans	—	—	206	—	206
Short-term investments	—	—	—	—	—
Cash and cash equivalents	389	—	—	—	389
Other invested assets(3)	—	78	—	(4)	74
Subtotal excluding separate account assets	389	3,483	615	(4)	4,483
Separate account assets	—	21,909	—	—	21,909
Total assets	$389	$25,392	$615	$(4)	$26,392
Liabilities
Insurance liabilities	$—	$—	$3,056	$—	$3,056
Other liabilities - derivatives	—	265	—	(265)	—
Separate account liabilities	—	21,909	—	—	21,909
Total liabilities	$—	$22,174	$3,056	$(265)	$24,965

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At March 31, 2023 the fair values of such investments were $352 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Successor Company
	March 31, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$74	$—	$—	$74
Obligations of U.S. states and their political subdivisions	—	30	—	—	30
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	813	—	—	813
U.S. corporate private securities	—	147	—	—	147
Foreign corporate public securities	—	90	—	—	90
Foreign corporate private securities	—	33	—	—	33
Asset-backed securities(2)	—	19	—	—	19
Residential mortgage-backed securities	—	214	—	—	214
Total fixed maturity securities	—	1,425	—	—	1,425
Equity securities	182	—	—	—	182
Short-term investments	—	62	—	—	62
Cash and cash equivalents	456	—	—	—	456
Other invested assets(3)	—	194	—	(194)	—
Deposit asset	—	—	608	—	608
Reinsurance recoverables	—	—	247	—	247
Subtotal excluding separate account assets	638	1,681	855	(194)	2,980
Separate account assets	—	2,076	—	—	2,076
Total assets	$638	$3,757	$855	$(194)	$5,056
Liabilities
Insurance liabilities	$—	$—	$2,695	$—	$2,695
Other liabilities - derivatives	—	248	—	(194)	54
Net modified coinsurance payable	—	—	45	—	45
Separate account liabilities	—	2,076	—	—	2,076
Total liabilities	$—	$2,324	$2,740	$(194)	$4,870

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At March 31, 2023 the fair values of such investments were $1 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Successor Company
	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Total Business
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$696	$—	$—	$696
Obligations of U.S. states and their political subdivisions	—	166	—	—	166
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	2,796	—	—	2,796
U.S. corporate private securities	—	144	146	—	290
Foreign corporate public securities	—	211	—	—	211
Foreign corporate private securities	—	31	36	—	67
Asset-backed securities(2)	—	377	155	—	532
Commercial mortgage-backed securities	—	43	—	—	43
Residential mortgage-backed securities	—	218	—	—	218
Total Fixed Maturity Securities	—	4,687	337	—	5,024
Equity securities	175	—	—		175
Mortgage and other loans (3)	—	—	196	—	196
Short-term investments	—	42	—	—	42
Cash and cash equivalents	872	—	—	—	872
Other invested assets(4)	46	621	—	(582)	85
Deposit asset	—	—	607	—	607
Reinsurance recoverables	—	—	235	—	235
Net modified coinsurance receivable	—	—	18	—	18
Subtotal excluding separate account assets	1,093	5,350	1,393	(582)	7,254
Separate account assets	—	23,601	—	—	23,601
Total assets	$1,093	$28,951	$1,393	$(582)	$30,855
Liabilities
Insurance liabilities	—	—	5,546	—	5,546
Other liabilities - derivatives	—	1,076	—	(875)	201
Separate account liabilities	—	23,601	—	—	23,601
Total liabilities	$—	$24,677	$5,546	$(875)	$29,348

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2022, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage and other loans was de minimis. There were no mortgage and other loans that were 90 days or more past due or in non-accrual status.
(4)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2022 the fair values of such investments were $345 million, respectively. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

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
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Successor Company
	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$114	$—	$—	$114
Obligations of U.S. states and their political subdivisions	—	30	—	—	30
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	778	—	—	778
U.S. corporate private securities	—	144	—	—	144
Foreign corporate public securities	—	89	—	—	89
Foreign corporate private securities	—	31	—	—	31
Asset-backed securities(2)	—	19	—	—	19
Commercial mortgage-backed securities	—	—	—	—	—
Residential mortgage-backed securities	—	198	—	—	198
Total fixed maturity securities	$—	$1,408	$—	$—	$1,408
Equity securities	175	—	—	—	175
Short-term investments	—	39	—	—	39
Cash and cash equivalents	439	—	—	—	439
Other invested assets(3)	—	235	—	(235)	—
Deposit asset	—	—	607	—	607
Reinsurance recoverables	—	—	235	—	235
Net modified coinsurance receivable	—	—	18	—	18
Subtotal excluding separate account assets	614	1,682	860	(235)	2,921
Separate account assets	—	2,043	—	—	2,043
Total assets	$614	$3,725	$860	$(235)	$4,964
Liabilities
Insurance liabilities	—	—	2,605	—	2,605
Other liabilities - derivatives	—	473	—	(272)	201
Separate account liabilities	—	2,043	—		2,043
Total liabilities	$—	$2,516	$2,605	$(272)	$4,849

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
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	Successor Company
	March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$154	Discounted cash flow	Discount rate	4.88%	9.19%	6.65%	Decrease
	28	Trade price	Trade price	N/A	N/A	N/A	Increase
Total U.S. corporate private securities	182

Foreign corporate private securities	36	Discounted cash flow	Discount rate	4.34%	6.42%	5.38%	Decrease

Asset-backed securities	79	Discounted cash flow	Discount rate	6.83%	8.64%	8.05%	Decrease
	112	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	191

Mortgage and other loans
Residential mortgage loans	158	Level yield	Market yield	6.76%	10.03%	8.47%	Decrease
Commercial mortgage loans	48	Trade price	Trade price	N/A	N/A	N/A	Increase
Total Mortgage and other loans	206

Ceded business
Deposit asset	608	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	247	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$3,056	Discounted cash flow	Equity volatility curve (2)	19.5%	26%		Increase
			Lapse rate(3)	1%	20%		Decrease
			Spread over risk free (4)	0.00%	2.48%		Decrease
			Utilization rate(5)	77%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,695	Discounted cash flow	Equity volatility curve (2)	19.5%	26%		Increase
			Lapse rate(3)	1%	20%		Decrease
			Spread over risk free (4)	0.00%	2.07%		Decrease
			Utilization rate(5)	77%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	45	Fair values are determined using the same unobservable inputs as insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Successor Company
	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
U.S. corporate private securities	$146	Discounted cash flow	Discount rate	4.75%	8.03%	6.56%	Decrease
Foreign corporate public securities	36	Discounted cash flow	Discount rate	4.33%	6.38%	5.36%	Decrease
Asset-backed securities	155	Discounted cash flow	Discount rate	7.19%	8.51%	7.94%	Decrease
Mortgage and other loans
Residential mortgage loans	161	Level yield	Market yield	5.75%	9.97%	8.40%	Increase
Commercial mortgage loans	35	Trade price	Trade price	N/A	N/A	N/A	Increase
Total Mortgage and other loans	196
Ceded business
Deposit asset	607	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	235	Fair values are determined using the same unobservable inputs as insurance liabilities.
Net modified coinsurance receivable	18	Fair values are determined using the same unobservable inputs as insurance liabilities.
Liabilities:
Retained business
Insurance liabilities	$2,941	Discounted cash flow	Equity volatility curve (2)	19.5%	26%		Increase
			Lapse rate(3)	1%	20%		Decrease
			Spread over risk free (4)	0.00%	2.43%		Decrease
			Utilization rate(5)	92.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease
Ceded business
Insurance liabilities	$2,605	Discounted cash flow	Equity volatility curve (2)	19.5%	26%		Increase
			Lapse rate(3)	1%	20%		Decrease
			Spread over risk free (4)	0.00%	2.21%		Decrease
			Utilization rate(5)	92.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)    The equity volatility curve assumption is based on 1 year and 2 year index-specific at-the-money implied volatilities grading to 10 year total variance. Increased volatility increases the fair value of the liability.
(3)    Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(4)    The spread over the risk-free rate (SOFR and LIBOR) swap curve represents the premium added to the proxy for the risk-free rate to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 77% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

(7)    The range reflects the mortality rates for the vast majority of business with living benefits, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Successor Company
	Three Months Ended March 31, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$—	$19	$—	$—	$(1)	$—	$—	$18	$182	$—
Foreign corporate private securities	36	—	—	—	—	—	—	—	—	36	1
Asset-backed securities	155	(2)	38	—	—	—	—	—	—	191	(2)
Mortgage and other loans
Residential mortgage loans	161	—	13	—	—	(16)	—	—	—	158	—
Commercial mortgage loans	35	—	13	—	—	—	—	—	—	48	—
Ceded Business
Deposit asset	607	1	—	—	—	—	—	—	—	608	—
Reinsurance recoverables	235	12	—	—	—	—	—	—	—	247	—
Net modified coinsurance receivable (payable)	18	(63)	—	—	—	—	—	—	—	(45)	—

	Successor Company
	Three Months Ended March 31, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,941	$(348)	$132	$235	$100	$(4)	$3,056
Ceded Business	2,605	(66)	67	76	13	—	2,695

"Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). Activity related to our level 3 liabilities is primarily recognized in earnings within change in Policyholder benefits and changes in fair value of insurance liabilities with the exception of changes related to the Company's own-credit risk, which are included in "Change in fair value (discount rate)" above and recorded in other comprehensive income (loss).

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

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
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Change in Fair Value of Insurance Contracts

The components of the change in fair value of our insurance contracts are reported in several line items within Revenues and Benefits and expenses in our consolidated statements of income and comprehensive income (loss). The revenue items include Premiums, Policy charges and fee income, and Asset management and service fees. The Benefits and expenses items include Policyholders' benefits and changes in fair value of insurance liabilities and commission expense. Policyholder benefits and changes in fair value of insurance liabilities includes the following changes in fair value of the assets and liabilities for which we have elected the fair value option:

	Successor Company
	March 31, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$12	$12	$—	$(15)	$(15)
Modified coinsurance receivable	—	78	78	—	(5,640)	(5,640)
Deposit asset	—	1	1	—	(1,989)	(1,989)
Liabilities:
Insurance liabilities	$115	$90	$205	$(421)	$(7,644)	$(8,065)

Changes in insurance liabilities attributable to the Company's own-credit risk are recorded in other comprehensive income (loss). Changes in the modified coinsurance payable are reported in Policyholder benefits and changes in fair value of insurance liabilities, however, they are not included in the above chart as they relate to the investment portfolio within the modified coinsurance agreement.

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

	Successor Company
	March 31, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$53	$—	$53	$53
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$301	$—	$301	$301
Cash collateral for loaned securities	—	164	—	164	164

	Successor Company
	December 31, 2022
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$52	$—	$52	$52
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$311	$—	$311	$311
Cash collateral for loaned securities	—	106	—	106	106

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”.

For the three months ended March 31, 2023, the Successor Company's income tax provision amounted to an income tax expense of approximately $0.3 million or 4.3 percent of income from operations before income taxes, respectively. The effective tax rate for the Successor Company differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income.

The Predecessor Company's income tax provision amounted to an income tax expense of $77 million or 17.8 percent of income from operations before income tax, for three months ended March 31, 2022, respectively. The effective tax rate for the Predecessor Company differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of both March 31, 2023 and December 31, 2022, the Company had a valuation allowance of $37 million regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.

8.    EQUITY

Additional Paid-in Capital

During the three months ended March 31, 2023, the Company established a $45 million distribution payable to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital".

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Income and Comprehensive Income (Loss).

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

The balance of and changes in each component of AOCI are as follows:

Successor Company
Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2022	$111
Change in OCI	22
Less: Income tax expense	5
Balance, March 31, 2023	$128

	Predecessor Company
	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Losses(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1)	$171	$170
Change in OCI before reclassifications	—	(576)	(576)
Amounts reclassified from AOCI	—	15	15
Income tax benefit	—	118	118
Balance, March 31, 2022	$(1)	$(272)	$(273)

(1)Includes cash flow hedges of $29 million as of March 31, 2022.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Predecessor Company
Three Months Ended March 31, 2022
(in millions)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/ Interest rate(3)	$5
Net unrealized investment losses on available-for-sale securities	(20)
Total net unrealized investment gains (losses)(4)	(15)
Total reclassifications for the period	$(15)

(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs and future policy benefits and other liabilities.

Net Unrealized Investment Losses

Net unrealized investment losses on available-for-sale fixed maturity securities and certain other invested assets and other assets were included in the Predecessor Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts included reclassification adjustments to exclude from OCI those items that were included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts indicated below, split between amounts related to net unrealized investment losses on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

	Predecessor Company
	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC and Other Costs(2)	Future Policy Benefits and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$240	$(15)	$(7)	$(47)	$171
Net investment gains (losses) on investments arising during the period	(591)	—	—	125	(466)
Reclassification adjustment for (gains) losses included in net income	15	—	—	(4)	11
Impact of net unrealized investment (gains) losses	—	9	6	(3)	12
Balance, March 31, 2022	$(336)	$(6)	$(1)	$71	$(272)

(1)Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables, DSI and VOBA.
(3)"Other liabilities" primarily includes reinsurance payables and deferred reinsurance gains.

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of March 31, 2023, the outstanding balance on commitments for mortgage and other loans was $128 million. These amounts include unfunded commitments that are not unconditionally cancellable. The Company also made commitments to purchase or fund investments, mostly private fixed maturity securities and alternative investments. As of March 31, 2023, $478 million of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2023, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

10.    RELATED PARTY TRANSACTIONS

Successor Company

The Successor Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

The majority of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three month ended March 31, 2023, FLIAC was allocated $8 million of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $300 million to meet its short-term liquidity and other capital needs. During the three months ended March 31, 2023, the Company borrowed $120 million of funds under the agreement, which was repaid in full, plus interest during the same period. As of March 31, 2023, there were no outstanding borrowings under the agreement.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 71.3% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of March 31, 2023 and December 31, 2022, assets under management had a market value of $754 million and $732 million, respectively, and were comprised primarily of private credit fixed income assets and limited partnership interests or investments in limited partnerships. FLIAC recognized $5 million of investment income on such assets during the three months ended March 31, 2023.

In connection with the investment management agreements, as of March 31, 2023, FLIAC has unfunded commitments of $249 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

The Predecessor Company paid commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD"), an affiliate of the Predecessor Company, in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees were paid by PAD to broker-dealers who sold the Predecessor Company’s products. Commissions and fees paid by the Predecessor Company to PAD were $29 million for the three months ended March 31, 2022.

The Predecessor Company was charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Predecessor Company’s share of corporate expenses was $9 million for three months ended March 31, 2022.

Affiliated Investment Management Expenses

The Predecessor Company paid investments management expenses in accordance with an agreement with PGIM, Inc. (“PGIM”), an affiliate of the Predecessor Company and investment manager to certain Predecessor Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for the three months ended March 31, 2022. These expenses were recorded as “Net investment income” in the Company's Unaudited Consolidated Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Management and Service Fees

The Predecessor Company had a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Predecessor Company received fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $22 million for the three months ended March 31, 2022. These revenues were recorded as “Asset management and service fees” in the Company's Unaudited Consolidated Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Predecessor Company entered into OTC derivative contracts with an affiliate, Provident Global Funding, LLC (“PGF”). For these OTC derivative contracts, PGF had a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Affiliated Asset Transfers

The Predecessor Company participated in affiliated asset trades with former parent and sister companies. Book and market value differences for trades with a parent and sister were recognized within "Investment gains (losses), net". The table below shows affiliated asset trades for the three months ended March 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Realized Investment Gain (Loss)
				(in millions)
Pruco Life	January 2022	Sale	Fixed Maturity Securities	4	5	(1)
Prudential Financial	January 2022	Sale	Commercial Mortgage Loan	29	30	(1)
Pruco Life	January 2022	Sale	Derivatives	—	—	—
Pruco Life	February 2022	Sale	Fixed Maturity Securities	129	138	(9)
Prudential Financial	March 2022	Sale	Fixed Maturity Securities	$33	$33	$—

Contributed Capital and Dividends

Through March 31, 2022, the Predecessor Company did not receive any capital contributions.

In March 2022, the Predecessor Company had a return of capital in the amount of $306 million to PAI.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements - (Continued)

Reinsurance with Affiliates of Predecessor Company

Reinsurance amounts, included in the Predecessor Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss), were as follows:

Three Months Ended March 31
2022
(in millions)
Premiums:
Direct	$9
Ceded	(1)
Net premiums	8
Policy charges and fee income:
Direct	102
Ceded	(5)
Net policy charges and fee income	97
Asset management and service fees:
Direct	22
Ceded	(2)
Net asset management and service fees	20
Realized investment gains (losses), net:
Direct	312
Ceded	169
Realized investment gains (losses), net	481
Policyholders' benefits (including change in reserves):
Direct	31
Ceded	(5)
Net policyholders' benefits (including change in reserves)	26
Interest credited to policyholders’ account balances:
Direct	91
Ceded	(6)
Net interest credited to policyholders’ account balances	85
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of FLIAC as of March 31, 2023 and its results of operations for the three months ended March 31, 2023. The MD&A also addresses the results of operations of PALAC for the three months ended March 31, 2022 compared to the same prior year period. Other periods presented in the consolidated statement of financial condition or consolidated statement of operations are not comparable due to the election to apply push-down accounting to the Company following its acquisition by FGH. See "Accounting Policies & Pronouncements" for further information. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on net equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three months ended March 31, 2023, approximately $7 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. Approximately 66 percent of account value in the Ceded Business has been novated since the acquisition of the Company on April 1, 2022.

Banking Receiverships

Since March 2023, multiple banks (such as Silicon Valley Bank, Signature Bank, and First Republic Bank) were placed into receivership or acquired by another bank pursuant to the Federal Deposit Insurance Corporation’s regulatory authority. As of March 31, 2023, we did not have cash deposits or direct equity or fixed income general account investments in these banks.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Consolidated Interim Financial Statements could change significantly.
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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•Insurance liabilities;
•Valuation of investments, including derivatives; and
•Taxes on income, including valuation allowances

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

Effective ASUs - March 31, 2023

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB. This update became effective January 1, 2023 but is not applicable due to our election to adopt the fair value option on all of our insurance liabilities, which includes our separate account liabilities.

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt restructurings and Vintage Disclosures, was issued by the FASB. This update became effective January 1, 2023 but is not applicable due to our election to adopt the fair value option on financial instruments that are within the scope of this update.

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

Changes in Financial Position

The following discussion regarding changes in the financial position of the Successor Company by reportable segment.

Retained Business

Assets increased approximately $0.5 billion from $26.5 billion at December 31, 2022 to $27.0 billion at March 31, 2023. The increase was primarily driven by a $0.4 billion increase in separate account assets due to equity market appreciation and a $0.2 billion net increase in fixed maturity securities and cash and cash equivalents.

Liabilities increased approximately $0.4 billion from $25.0 billion at December 31, 2022 to $25.4 billion at March 31, 2023. The increase was primarily driven by a $0.4 billion increase in separate account liabilities, corresponding to the increase in separate account assets, as discussed above.

Equity was approximately $1.6 billion at both December 31, 2022 and March 31, 2023, with net income of $7 million and an increase in our own-credit risk (OCR) impact on the fair value of insurance liabilities, net of tax, of $17 million reflected in accumulated other comprehensive income (loss). Offsetting these increases was a reduction in additional paid-in capital related to a $45 million distribution payable to FGH as a result of updated information regarding certain tax assets related to the acquisition of FLIAC.

Ceded Business

Assets were generally consistent between March 31, 2023 and December 31, 2022 with an increase of $0.1 billion from $5.0 billion at December 31, 2022 to $5.1 billion at March 31, 2023.
Liabilities were generally consistent between March 31, 2023 and December 31, 2022, with an increase of $0.1 billion from $5.0 billion at December 31, 2022 to $5.1 billion at March 31, 2023.

There was no equity within our Ceded Business at both December 31, 2022 and March 31, 2023 as the assets are fully offset by the liabilities.

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

SUCCESSOR COMPANY

INCOME FROM OPERATIONS BEFORE INCOME TAXES

Three Months Ended March 31, 2023

Retained Business

The income from operations before income taxes of $7 million was driven primarily by policy charges and fee income and net investment income. Also contributing to the income from operations before income taxes were investment gains in the fixed maturity securities portfolio, which were partially offset by losses related to derivatives. Partially offsetting the income from operations before income tax were increases in the fair value of insurance liabilities, excluding changes in OCR, driven primarily by unfavorable interest rate movements, partially offset by favorable equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Three Months Ended March 31, 2023
Retained Business

Revenues were $233 million for the three months ended March 31, 2023, driven primarily by policy charges and fee income and net investment income. Also contributing to the income from operations before income taxes were investment gains in the fixed maturity securities portfolio, which were partially offset by losses related to derivatives.

Benefits and expenses were $226 million for the three months ended March 31, 2023, driven primarily by increases in the fair value of insurance liabilities, excluding changes in OCR, due primarily to unfavorable interest rate movements, partially offset by favorable equity market movements.
Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

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

Three Months Ended March 31
2022
(in millions) (1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$459
Change in the NPR adjustment	156
Change in fair value of hedge assets, excluding capital hedges(3)	(392)
Change in fair value of capital hedges(4)	39
Other	218
Realized investment gains (losses), net, and related adjustments	480
Market experience updates(5)	(57)
Charges related to realized investments gains (losses), net	(97)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$326
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
(6) Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in OCI (versus net income) of $(70) million for the three months ended March 31, 2022.

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

Income Taxes

For information regarding income taxes, see Note 7 to the Consolidated Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business - Regulation" and “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Predecessor Company made distributions of $306 million to its parent, PAI, for the three months ended March 31, 2022. The Successor Company made no distributions to FGH during the three months ended March 31, 2023.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of both March 31, 2023 and December 31, 2022, the Company had liquid assets of approximately $6 billion, which includes approximately $2 billion of modified coinsurance assets in each period. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was approximately $1 billion as of both March 31, 2023 and December 31, 2022.

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $300 million to meet its short-term liquidity and other capital needs. During the three months ended March 31, 2023, the Company borrowed $120 million of funds under the agreement, which was repaid in full, plus interest during the same period. As of March 31, 2023, there were no outstanding borrowings under the agreement.
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

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in "Other liabilities" in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in "Other liabilities" in our consolidated statement of financial position. As of March 31, 2023, the liabilities associated with our outstanding repurchase and securities lending agreements were $301 million and $164 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, there have been no material changes in our economic exposure to market risk from December 31, 2022, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Unaudited Interim Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

3(i)(e) Copy of the Amended and Restated Articles of Incorporation of Fortitude Life Insurance & Annuity Company, effective May 24, 2022

3(ii)(d) Copy of the Second Amended and Restated Bylaws of Fortitude Life Insurance & Annuity Company, effective April 1, 2022

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
Date: May 12, 2023