Form 10-Q
period 2023-06-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2023-08-10
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2023, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2023 and December 31, 2022	5
	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023, the three months ended June 30, 2022 (Successor Company), and the three months ended March 31, 2022 (Predecessor Company)	6
	Unaudited Interim Consolidated Statements of Equity for the three and six months ended June 30, 2023, the three months ended June 30, 2022 (Successor Company), and the three months ended March 31, 2022 (Predecessor Company)	7
	Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2023, the three months ended June 30, 2022 (Successor Company), and the three months ended March 31, 2022 (Predecessor Company)	8
	Notes to Unaudited Interim Consolidated Financial Statements	9
	1. Business and Basis of Presentation	9
	2. Significant Accounting Policies and Pronouncements	10
	3. Segment Information	11
	4. Investments	16
	5. Derivatives and Hedging	20
	6. Fair Value of Assets and Liabilities	25
	7. Income Taxes	40
	8. Equity	40
	9. Commitments and Contingent Liabilities	42
	10. Related Party Transactions	44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	58
PART II OTHER INFORMATION		58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 6.	Exhibits	59
SIGNATURES		60

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we priced our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) privacy and cybersecurity regulation or (f) climate risk and environmental, social, and governance (ESG) regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks associated with the integration process related to the Company's recent change in ownership. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Interim Consolidated Statements of Financial Position
(in millions, except share data)

	Successor Company
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Fixed maturity securities, at fair value	$4,966	$5,024
Equity securities, at fair value (cost - June 30, 2023 - $0; December 31, 2022 - $201)	—	175
Mortgage and other loans, at fair value	229	196
Short-term investments	39	42
Other invested assets (includes $620 and $430 of assets measured at fair value at June 30, 2023 and December 31, 2022, respectively)	640	450
Total investments	5,874	5,887

Cash and cash equivalents	649	872
Accrued investment income	55	52
Reinsurance recoverables, at fair value	200	235
Net modified coinsurance receivable, at fair value	—	18
Deposit asset, at fair value	476	607
Goodwill	93	93
Income tax	46	50
Other assets (Receivables from parent and affiliates: June 30, 2023 - $2; December 31, 2022 - $40)	83	127
Separate account assets, at fair value	24,065	23,601
TOTAL ASSETS	$31,541	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities, at fair value	$4,984	$5,546
Net modified coinsurance payable, at fair value	81	—
Other liabilities (Payables to parent and affiliates: June 30, 2023 - $7; December 31, 2022 - $3)	805	808
Separate account liabilities, at fair value	24,065	23,601
Total liabilities	29,935	29,955
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,759
Retained deficit	(149)	(286)
Accumulated other comprehensive income	38	111
Total equity	1,606	1,587
TOTAL LIABILITIES AND EQUITY	$31,541	$31,542

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Successor Company			Predecessor Company
	Three Months Ended		Six Months Ended	Three Months Ended
	June 30			March 31
	2023	2022	2023	2022
REVENUES
Premiums	$7	$3	$14	$8
Policy charges and fee income	115	130	232	97
Net investment income	78	97	154	99
Asset management and service fees	23	22	45	20
Other income (loss)	3	1	4	(19)
Investment gains (losses), net	(287)	(1,298)	(122)	481
TOTAL REVENUES	(61)	(1,045)	327	686

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(255)	(870)	85	—
Policyholder benefits	—	—	—	26
Interest credited to policyholders account balances	—	—	—	85
Amortization of deferred policy acquisition costs	—	—	—	104
Commission expense	23	18	46	35
General, administrative and other expenses	16	38	34	3
TOTAL BENEFITS AND EXPENSES	(216)	(814)	165	253

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	155	(231)	162	433
Income tax expense (benefit)	25	(51)	25	77
NET INCOME (LOSS)	$130	$(180)	$137	$356
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(115)	245	(93)	—
Net unrealized investment losses	—	—	—	(561)
Total	(115)	245	(93)	(561)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(25)	51	(20)	(118)
Other comprehensive income (loss), net of taxes	(90)	194	(73)	(443)
COMPREHENSIVE INCOME (LOSS)	$40	$14	$64	$(87)

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Successor Company
	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive income:
Net income	—	—	7	—	7
Other comprehensive loss, net of tax	—	—	—	17	17
Total comprehensive income					24
Balance, March 31, 2023	$3	$1,714	$(279)	$128	$1,566
Comprehensive income:
Net income	—	—	130	—	130
Other comprehensive loss, net of tax	—	—	—	(90)	(90)
Total comprehensive income					40
Balance, June 30, 2023	$3	$1,714	$(149)	$38	$1,606

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021 (Predecessor Company)	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive income (loss):
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, March 31, 2022 (Predecessor Company)	$3	$286	$1,273	$(273)	$1,289

Balance, April 1, 2022 (Successor Company)	$3	$1,759	$—	$—	$1,762
Comprehensive income (loss):
Net loss	—	—	(180)	—	(180)
Other comprehensive income, net of tax	—	—	—	194	194
Total comprehensive income					14
Balance, June 30, 2022 (Successor Company)	$3	$1,759	$(180)	$194	$1,776

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Successor Company		Predecessor Company
	Six Months Ended June 30	Three Months Ended June 30	Three Months Ended March 31
	2023	2022	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$137	$(180)	$356
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	122	1,298	(481)
Interest credited to policyholder account balances	—	—	85
Other, net	(22)	(6)	2
Change in:
Insurance liabilities, at fair value	(552)	(2,149)	—
Deposit asset, at fair value	131	457	—
Net modified coinsurance receivable/payable, at fair value	442	601	—
Future policy benefits	—	—	60
Accrued investment income	(6)	(10)	1
Net receivables from/payables to parent and affiliates	—	—	(37)
Deferred policy acquisition costs	—	—	104
Income taxes	23	228	142
Reinsurance recoverables, net	35	(34)	(39)
Derivatives, net	(342)	303	(1,079)
Other, net	(8)	(39)	(3)
Cash flows from (used in) operating activities	(40)	469	(889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	227	2,295	—
Fixed maturity securities, available-for-sale	—	—	422
Equity securities	—	—	95
Mortgage and other loans	49	—	39
Other invested assets	30	3	1
Short-term investments	61	263	795
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(327)	(3,282)	—
Fixed maturity securities, available-for-sale	—	—	(751)
Equity securities	—	(10)	—
Mortgage and other loans	(87)	—	(13)
Other invested assets	(14)	—	—
Short-term investments	(69)	(6)	(94)
Derivatives, net	—	—	3
Other, net	13	14	—
Cash flows from (used in) investing activities	(117)	(723)	497
CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account deposits (withdrawals)	(103)	(62)	62
Cash collateral for loaned securities	(106)	(19)	205
Short-term borrowings from parent	80	—	—
Drafts outstanding	5	121	(7)
Repurchase agreements	103	200	—
Distribution to parent	(45)	—	(306)
Cash flows from (used in) financing activities	(66)	240	(46)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(223)	(14)	(438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	872	1,578	2,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$649	$1,564	1,578

•During the six months ended June 30, 2023 and the three months ended June 30, 2022, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company that resulted in non-cash transactions of $343 million and $811 million, respectively, of investments with a corresponding offset of $343 million and $811 million, respectively, to the modified coinsurance payable.
•There were no significant non-cash transactions for the the three months ended March 31,2022.

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

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and we elected to "push down" the basis to FLIAC in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been segregated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of push-down accounting and is referred to as the Successor Company. See Notes 1 and 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the acquisition and our application of push-down accounting.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and six months ended June 30, 2023, approximately $451 million and $458 million, respectively, of account value which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of June 30, 2023, approximately 70 percent of account value in the Ceded Business has been novated since the acquisition of the Company on April 1, 2022.

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

Effective ASUs - June 30, 2023

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At June 30, 2023 and December 31, 2022, we had a modified coinsurance payable of $1,678 million and $1,745 million, respectively, equal to the assets held in the Ceded Business, and are included in the net modified coinsurance receivable/payable. Information prior to acquisition has not been revised for the segment presentation and is not comparable following the election of push-down accounting as of April 1, 2022.

The following is the Consolidated Statement of Financial Position by segment:

	June 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,486	$1,388	$5,874
Cash and cash equivalents	351	298	649
Accrued investment income	45	10	55
Reinsurance recoverables	—	200	200
Deposit asset	—	476	476
Goodwill	93	—	93
Income tax	46	—	46
Other assets	70	13	83
Separate account assets	21,981	2,084	24,065
TOTAL ASSETS	$27,072	$4,469	$31,541

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,711	$2,273	$4,984
Net modified coinsurance payable	—	81	81
Other liabilities	774	31	805
Separate account liabilities	21,981	2,084	24,065
TOTAL LIABILITIES	25,466	4,469	29,935

EQUITY	1,606	—	1,606
TOTAL LIABILITIES AND EQUITY	$27,072	$4,469	$31,541

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,257	$1,630	$5,887
Cash and cash equivalents	433	439	872
Accrued investment income	41	11	52
Reinsurance recoverables	—	235	235
Net modified coinsurance receivable	—	18	18
Deposit asset	—	607	607
Goodwill	93	—	93
Income tax	50	—	50
Other assets	113	14	127
Separate account assets	21,558	2,043	23,601
TOTAL ASSETS	$26,545	$4,997	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,941	$2,605	$5,546
Other liabilities	459	349	808
Separate account liabilities	21,558	2,043	23,601
TOTAL LIABILITIES	24,958	4,997	29,955

EQUITY	1,587	—	1,587
TOTAL LIABILITIES AND EQUITY	$26,545	$4,997	$31,542

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is comprehensive income by segment:

	Three Months Ended June 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$7	$—	$7
Policy charges and fee income	115	—	115
Net investment income	58	20	78
Asset management and service fees	23	—	23
Other income	2	1	3
Investment gains (losses), net	(402)	115	(287)
TOTAL REVENUES	(197)	136	(61)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(391)	136	(255)
Commission expense	23	—	23
General, administrative and other expenses	16	—	16
TOTAL BENEFITS AND EXPENSES	(352)	136	(216)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	155	—	155
Income tax expense	25	—	25
NET INCOME	$130	$—	$130
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(115)	—	(115)
Less: Income tax benefit	(25)	—	(25)
Other comprehensive loss, net of taxes	(90)	—	(90)
COMPREHENSIVE INCOME	$40	$—	$40

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$14	$—	$14
Policy charges and fee income	232	—	232
Net investment income	114	40	154
Asset management and service fees	45	—	45
Other income	3	1	4
Investment gains (losses), net	(372)	250	(122)
TOTAL REVENUES	36	291	327

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(206)	291	85
Commission expense	46	—	46
General, administrative and other expenses	34	—	34
TOTAL BENEFITS AND EXPENSES	(126)	291	165
INCOME FROM OPERATIONS BEFORE INCOME TAXES	162	—	162
Income tax expense	25	—	25
NET INCOME	$137	$—	$137
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(93)	—	(93)
Less: Income tax benefit	(20)	—	(20)
Other comprehensive loss, net of taxes	(73)	—	(73)
COMPREHENSIVE INCOME	$64	$—	$64

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2022
	Retained Business		Ceded Business	Total
	(in millions)
REVENUES
Premiums	$3		$—	$3
Policy charges and fee income	130		—	130
Net investment income	35		62	97
Asset management and service fees	22		—	22
Other income	—		1	1
Investment losses, net	(108)		(1,190)	(1,298)
TOTAL REVENUES	82		(1,127)	(1,045)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	257	—	(1,127)	(870)
Commission expense	18		—	18
General, administrative and other expenses	38		—	38
TOTAL BENEFITS AND EXPENSES	313		(1,127)	(814)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(231)		—	(231)
Income tax benefit	(51)		—	(51)
NET LOSS	$(180)		$—	$(180)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	245		—	245
Less: Income tax expense	51		—	51
Other comprehensive income, net of taxes	194		—	194
COMPREHENSIVE INCOME	$14		$—	$14

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

SUCCESSOR COMPANY

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	June 30, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$4	$4	$—	$4	$4
Real estate-related	—	5	5	—	5	5
Subtotal equity method	—	9	9	—	9	9
Fair value:
Private equity	340	1	341	344	1	345
Total LPs/LLCs	340	10	350	344	10	354
Derivative instruments	156	123	279	85	—	85
Policy loans	11	—	11	11	—	11
Total other invested assets	$507	$133	$640	$440	$10	$450

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2023				December 31, 2022
	Retained Business		Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$42		$9	$51	$37	$10	$47
Mortgage and other loans	1		—	1	1	—	1
Other invested assets	1	—	—	1	—	—	—
Short-term investments and cash equivalents	1		1	2	3	1	4
Total accrued investment income	$45		$10	$55	$41	$11	$52

As of June 30, 2023, the aggregate fair value of mortgage and other loans that were 90 days or more past due and in non-accrual status was $3 million. The aggregate unpaid principal balance for these loans approximated fair value as of June 30, 2023. As of December 31, 2022, there were no mortgage and other loans that were 90 days or more past due or in non-accrual status.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$51	$13	$64	$98	$27	$125
Equity securities	—	1	1	—	2	2
Mortgage and other loans	4	—	4	8	—	8
Other invested assets	7	—	7	19	1	20
Short-term investments and cash equivalents	3	6	9	5	12	17
Gross investment income	65	20	85	130	42	172
Less: investment expenses	(7)	—	(7)	(16)	(2)	(18)
Net investment income	$58	$20	$78	$114	$40	$154

	Three Months Ended June 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$36	$44	$80
Equity securities	—	1	1
Secured receivable	—	11	11
Other invested assets	—	4	4
Short-term investments and cash equivalents	—	2	2
Gross investment income	36	62	98
Less: investment expenses	(1)	—	(1)
Net investment income	$35	$62	$97

The activity above includes interest income related to fair value option investments, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(61)	$(2)	$(63)	$(12)	$(8)	$(20)	$(73)	$(10)	$(83)
Equity securities	—	—	—	(2)	—	(2)	(2)	—	(2)
Derivatives	—	(339)	(339)	—	137	137	—	(202)	(202)
Total	$(61)	$(341)	$(402)	$(14)	$129	$115	$(75)	$(212)	$(287)

	Six Months Ended June 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$95	$(28)	$67	$9	$(8)	$1	$104	$(36)	$68
Equity securities	—	—	—	5	—	5	5	—	5
Derivatives	—	(439)	(439)	—	244	244	—	(195)	(195)
Total	$95	$(467)	$(372)	$14	$236	$250	$109	$(231)	$(122)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2022
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(295)	$(71)	$(366)	$60	$(338)	$(278)	$(235)	$(409)	$(644)
Secured receivable	—	—		—	(51)	(51)	—	(51)	(51)
Equity securities	—	—	—	(19)	—	(19)	(19)	—	(19)
Derivatives	—	258	258	—	(842)	(842)	—	(584)	(584)
Total	$(295)	$187	$(108)	$41	$(1,231)	$(1,190)	$(254)	$(1,044)	$(1,298)

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

	June 30, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Up to 30 days	30-90 days	Greater than 90 days	Total	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in millions)
U.S. corporate public securities	$201	$100	$102	$403	$111	$200	$—	$311

The market value of the securities posted as collateral under the repurchase agreements was $423 million and $326 million as of June 30, 2023 and December 31, 2022, respectively.
The following table sets forth the remaining contractual maturities of the Successor Company's securities lending transactions by the security type that was loaned, all of which are contained in the Ceded Business. The amounts below represent the cash collateral received for the loaned securities.

	June 30, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
Equity securities	$—	$—	$—	$—	$106	$—	$—	$106

There were no outstanding securities lending agreements at June 30, 2023. The market value of the securities loaned at December 31, 2022 was $103 million.

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
Notes to Unaudited Interim Consolidated Financial Statements
5.    DERIVATIVES AND HEDGING

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•Interest rate contracts: swaps, swaptions, futures, forwards, options, caps and floors
•Equity contracts: futures, options, and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

See below for information on these contracts and the related strategies.

Interest Rate Contracts

Interest rate swaps, swaptions, and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

Interest rate swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. The Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

Swaptions are options that give the holder the right but not obligation to enter into a specified interest rate swap. The Company uses these instruments for protection against the direction of future interest rates. Swaptions are included in the interest rate swaps line item on the subsequent tables within this note.

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

Equity options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

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

Credit Contracts

The Company, primarily in the retained business, sells credit protection using credit derivatives in order to generate a credit spread for the benefit of the Company’s investment portfolio. In addition, the Company, primarily in the ceded business, has also purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Primary Risks Managed and/or Accessed by Derivatives

The tables below provide a summary, by operating segment, of the gross notional amount and fair value of derivative contracts, by the primary underlying risks. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	June 30, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$15,856	$312	$(520)	$12,131	$228	$(553)
Currency/Interest Rate
Foreign Currency Swaps	103	9	—	100	11	—
Credit
Credit Default Swaps	520	8	—	520	5	—
Equity
Equity Futures	(2,002)	—	(57)	(1,737)	46	—
Total Return Swaps	1,079	2	(47)	—	24	(49)
Equity Options	4,046	184	(34)	3,286	118	—
Total Derivatives, Retained Business	19,602	515	(658)	14,300	432	(602)

Ceded Business
Interest Rate
Interest Rate Swaps	1,160	50	(16)	2,517	48	(117)
Currency/Interest Rate
Foreign Currency Swaps	46	4	—	48	6	—
Credit
Credit Default Swaps	70	2	—	71	1	—
Equity
Total Return Swaps	24	—	—	—	—	—
Equity Options	3,765	168	(85)	7,139	180	(356)
Total Derivatives, Ceded Business	5,065	224	(101)	9,775	235	(473)
Total Derivatives (1)	$24,667	$739	$(759)	$24,075	$667	$(1,075)

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

	June 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$156	$—	$156	$(156)	$—
Ceded Business	224	(101)	123	—	123
Total	$380	$(101)	$279	$(156)	$123
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$299	$(299)	$—	$—	$—
Ceded Business	101	(101)	—	—	—
Total	$400	$(400)	$—	$—	$—
Repurchase agreements	$403	$—	$403	$(403)	$—

	December 31, 2022
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$183	$(98)	$85	$(85)	$—
Ceded Business	235	(235)	—	—	—
Total	$418	$(333)	$85	$(85)	$—

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$353	$(353)	$—	$—	$—
Ceded Business	473	(272)	201	—	201
Total	$826	$(625)	$201	$—	$201
Repurchase agreements	$311	$—	$311	$(311)	$—
Securities lending transactions	$106	$—	$106	$(103)	$3

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Successor Company
	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2023		June 30, 2022
	Investment gains (losses), net
	(in millions)
Retained Business
Interest Rate	$(77)	$38	$(445)
Credit	2	2	—
Equity	(264)	(479)	703
Total, Retained Business	(339)	(439)	258
Ceded Business
Interest Rate	36	67	(20)
Currency	—	—	2
Currency/Interest Rate	—	—	130
Credit	1	1	(6)
Equity	100	176	(948)
Total, Ceded Business	137	244	(842)
Total	$(202)	$(195)	$(584)

	Predecessor Company
	Three Months Ended March 31, 2022
	Investment Gains, net	Net Investment Income	Other Income	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1	$1	$2	$4

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(527)	—	—	—
Currency/Interest Rate	(6)	—	—	—
Credit	(12)	—	—	—
Equity	59	—	—	—
Embedded Derivatives	986	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	500	—	—	—
Total	$501	$1	$2	$4

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
	June 30, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$527	$—	$—	$527
Obligations of U.S. states and their political subdivisions	—	142	—	—	142
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	2,745	—	—	2,745
U.S. corporate private securities	—	144	210	—	354
Foreign corporate public securities	—	195	—	—	195
Foreign corporate private securities	—	31	37	—	68
Asset-backed securities (2)	—	472	208	—	680
Commercial mortgage-backed securities	—	17	—	—	17
Residential mortgage-backed securities	—	233	—	—	233
Total fixed maturity securities	—	4,511	455	—	4,966
Mortgage and other loans (3)	—	—	229	—	229
Short-term investments	—	39	—	—	39
Cash and cash equivalents	649	—	—	—	649
Other invested assets (4)	—	739	—	(460)	279
Deposit asset	—	—	476	—	476
Reinsurance recoverables	—	—	200	—	200
Subtotal excluding separate account assets	649	5,289	1,360	(460)	6,838
Separate account assets	—	24,065	—	—	24,065
Total assets	$649	$29,354	$1,360	$(460)	$30,903
Liabilities
Insurance liabilities	$—	$—	$4,984	$—	$4,984
Other liabilities - derivatives	57	702	—	(759)	—
Net modified coinsurance payable	—	—	81	—	81
Separate account liabilities	—	24,065	—	—	24,065
Total liabilities	$57	$24,767	$5,065	$(759)	$29,130
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of June 30, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage and other loans was de minimis.
(4)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2023 the fair values of such investments were $341 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	June 30, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$454	$—	$—	$454
Obligations of U.S. states and their political subdivisions	—	142	—	—	142
U.S. corporate public securities	—	2,046	—	—	2,046
U.S. corporate private securities	—	—	210	—	210
Foreign corporate public securities	—	138	—	—	138
Foreign corporate private securities	—	—	34	—	34
Asset-backed securities (2)	—	472	208	—	680
Commercial mortgage-backed securities	—	17	—	—	17
Residential mortgage-backed securities	—	28	—	—	28
Total fixed maturity securities	—	3,297	452	—	3,749
Mortgage and other loans	—	—	229	—	229
Cash and cash equivalents	351	—	—	—	351
Other invested assets(3)	—	515	—	(359)	156
Subtotal excluding separate account assets	351	3,812	681	(359)	4,485
Separate account assets	—	21,981	—	—	21,981
Total assets	$351	$25,793	$681	$(359)	$26,466
Liabilities
Insurance liabilities	$—	$—	$2,711	$—	$2,711
Other liabilities - derivatives	57	601	—	(658)	—
Separate account liabilities	—	21,981	—	—	21,981
Total liabilities	$57	$22,582	$2,711	$(658)	$24,692

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2023 the fair values of such investments were $340 million. See Note 4 for further details.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	June 30, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$73	$—	$—	$73
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	699	—	—	699
U.S. corporate private securities	—	144	—	—	144
Foreign corporate public securities	—	57	—	—	57
Foreign corporate private securities	—	31	3	—	34
Residential mortgage-backed securities	—	205	—	—	205
Total fixed maturity securities	—	1,214	3	—	1,217
Short-term investments	—	39	—	—	39
Cash and cash equivalents	298	—	—	—	298
Other invested assets(3)	—	224	—	(101)	123
Deposit asset	—	—	476	—	476
Reinsurance recoverables	—	—	200	—	200
Subtotal excluding separate account assets	298	1,477	679	(101)	2,353
Separate account assets	—	2,084	—	—	2,084
Total assets	$298	$3,561	$679	$(101)	$4,437
Liabilities
Insurance liabilities	$—	$—	$2,273	$—	$2,273
Other liabilities - derivatives	—	101	—	(101)	—
Net modified coinsurance payable	—	—	81	—	81
Separate account liabilities	—	2,084	—	—	2,084
Total liabilities	$—	$2,185	$2,354	$(101)	$4,438

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives. Excluded from the above chart are private equity funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2023 the fair values of such investments were $1 million. See Note 4 for further details.

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
	June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$178	Discounted cash flow	Discount rate	4.84%	9.25%	6.95%	Decrease
	32	Trade price	Trade price	N/A	N/A	N/A	Increase
Total U.S. corporate private securities	210

Foreign corporate private securities	34	Discounted cash flow	Discount rate	5.11%	7.16%	5.38%	Decrease

Asset-backed securities	80	Discounted cash flow	Discount rate	7.14%	8.64%	8.04%	Decrease
	128	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	208

Mortgage and other loans
Residential mortgage loans	131	Level yield	Market yield	7.05%	9.98%	8.54%	Decrease
	20	Trade price	Trade price	N/A	N/A	N/A	Increase
Commercial mortgage loans	78	Trade price	Trade price	N/A	N/A	N/A	Increase
Total Mortgage and other loans	229

Ceded business
Foreign corporate private securities	3	Discounted cash flow	Discount rate	7.81%	7.81%	7.81%	Decrease
Deposit asset	476	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	200	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,711	Discounted cash flow	Equity volatility curve (2)	16%	25%		Increase
			Lapse rate(3)	1%	20%		Decrease
			Spread over risk free (4)	0.00%	2.28%		Decrease
			Utilization rate(5)	77%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,273	Discounted cash flow	Equity volatility curve (2)	16%	25%		Increase
			Lapse rate(3)	1%	20%		Decrease
			Spread over risk free (4)	0.00%	2.00%		Decrease
			Utilization rate(5)	77%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	81	Fair values are determined using the same unobservable inputs as insurance liabilities.

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
(4)    The spread over the risk-free rate swap curve represents the premium added to the proxy for the risk-free rate to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 77% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Three Months Ended June 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$182	$1	$27	$—	$—	$—	$—	$18	$(18)	$210	$2
Foreign corporate private securities	36	(2)	—	—	—	—	—	—	—	34	(3)
Asset-backed securities	191	—	18	—	—	(1)	—	—	—	208	1
Mortgage and other loans
Residential mortgage loans	158	—	31	—	—	(38)	—	—	—	151	—
Commercial mortgage loans	48	—	30	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	—	—	5	—	—	(2)	—	—	—	3	—
Deposit asset	608	(10)	—	—	—	—	(122)	—	—	476	—
Reinsurance recoverables	247	(47)	—	—	—	—	—	—	—	200	—
Net modified coinsurance payable	(45)	(36)	—	—	—	—	—	—	—	(81)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Six Months Ended June 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$1	$46	$—	$—	$(1)	$—	$18	$—	$210	$1
Foreign corporate private securities	36	(2)	—	—	—	—	—	—	—	34	(2)
Asset-backed securities	155	(2)	56	—	—	(1)	—	—	—	208	(1)
Mortgage and other loans
Residential mortgage loans	161	—	44	—	—	(54)	—	—	—	151	—
Commercial mortgage loans	35	—	43	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	—	—	5	—	—	(2)	—	—	—	3	—
Deposit asset	607	(8)	—	—	—	—	(123)	—	—	476	—
Reinsurance recoverables	235	(35)	—	—	—	—	—	—	—	200	—
Net modified coinsurance receivable (payable)	18	(99)	—	—	—	—	—	—	—	(81)	—

	Successor Company
	Three Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities
Corporate securities(3)	$190	$(16)	$207	$—	$—	$(11)	$(3)	$—	$(53)	$314	$(13)
Structured securities(4)	33	—	25	(10)	—	—	(10)	—	(13)	25	—
Other assets:
Secured receivable	1,622	(50)	—	(15)	—	—	(2)	—	—	1,555	—
Deposit asset	2,615	(457)	—	—	—	—	—	—	—	2,158	—
Reinsurance recoverables	344	34	—	—	—	—	—	—	—	378	—
Net modified coinsurance receivable	5	210	—	—	—	—	—	—	—	215	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Three Months Ended June 30, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$3,056	$(354)	$103	$(189)	$96	$(1)	$2,711
Ceded Business	2,695	(559)	143	(20)	14	—	2,273

	Successor Company
	Six Months Ended June 30, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,941	$(702)	$235	$46	$196	$(5)	$2,711
Ceded Business	2,605	(625)	210	56	27	—	2,273

	Successor Company
	Three Months Ended June 30, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities	$13,661	$(1,654)	$1,206	$(1,520)	$98	$(534)	$11,257

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

	Successor Company
	June 30, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(35)	$(35)	$—	$(15)	$(15)
Modified coinsurance receivable	—	(166)	(166)	—	(5,640)	(5,640)
Deposit asset	—	(131)	(131)	—	(1,989)	(1,989)
Liabilities:
Insurance liabilities	$(230)	$(332)	$(562)	$(421)	$(7,644)	$(8,065)

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

	Successor Company
	June 30, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$55	$—	$55	$55
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$403	$—	$403	$403

	Successor Company
	December 31, 2022
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$52	$—	$52	$52
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$311	$—	$311	$311
Cash collateral for loaned securities	—	106	—	106	106

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

For the three months ended June 30, 2023, the Successor Company's income tax provision amounted to an income tax expense of approximately $25 million or 16.1 percent of income from operations before income taxes. For the six months ended June 30, 2023, the Successor Company's income tax provision amounted to an income tax expense of approximately $25 million or 15.4 percent of income from operations before income taxes. The effective tax rate for the Successor Company differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income and a decrease to the valuation allowance on deferred tax assets, as discussed further below.

For the three months ended June 30, 2022, the Successor Company's income tax provision amounted to an income tax benefit of $51 million or 22.2 percent of loss from operations before income tax. The effective tax rate differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

For the three months ended March 31, 2022, the Predecessor Company's income tax provision amounted to an income tax expense of $77 million or 17.8 percent of income from operations before income tax. The effective tax rate differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of June 30, 2023 and December 31, 2022, the Company had a valuation allowance of $35 million and $37 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The decrease in the valuation allowance from December 31, 2022 to June 30, 2023 is due to the continued recovery of unrealized capital losses on our fixed maturity securities portfolio.

8.    EQUITY

Additional Paid-in Capital

During the three months ended March 31, 2023, the Company established a $45 million distribution payable to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital". The distribution payable was settled during the second quarter of 2023.

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The balance of and changes in each component of AOCI are as follows:

Successor Company
Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2022	$111
Change in OCI	22
Less: Income tax expense	5
Balance, March 31, 2023	$128
Change in OCI	(115)
Less: Income tax benefit	(25)
Balance, June 30, 2023	$38

	Foreign Currency Translation Adjustment	Changes in Own-Credit Risk Related to Insurance Liabilities	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021 (Predecessor Company)	$(1)	$—	$171	$170
Change in OCI before reclassifications	—	—	(576)	(576)
Amounts reclassified from AOCI	—	—	15	15
Income tax benefit	—	—	118	118
Balance, March 31, 2022 (Predecessor Company)	$(1)	$—	$(272)	$(273)

Balance, April 1, 2022 (Successor Company)	$—	$—	$—	$—
Change in OCI before reclassifications	—	245	—	245
Income tax expense	—	(51)	—	(51)
Balance, June 30, 2022 (Successor Company)	$—	$194	$—	$194

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

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of June 30, 2023, the outstanding balance on commitments for mortgage and other loans was $171 million. These amounts include unfunded commitments that are not unconditionally cancellable. The Company also made commitments to purchase or fund investments, mostly private fixed maturity securities and alternative investments. As of June 30, 2023, $374 million of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2023, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Expense Charges and Allocations

The majority of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and six months ended June 30, 2023, FLIAC was allocated $9 million and $17 million of costs for these services. During the three months ended June 30, 2022, FLIAC was allocated $7 million of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH. This agreement has a $300 million revolving capacity that allows the Successor Company to borrow funds to meet its short-term liquidity and other capital needs. During the three months ended June 30, 2023, the Company borrowed $80 million of funds under the agreement which was outstanding at the end of the quarter. The funds have subsequently been repaid in full, plus interest, in July 2023. In August 2023, the Successor Company borrowed an additional $82 million that is currently outstanding. Including this latest borrowing, the Company has borrowed a total of $282 million of funds under the agreement during 2023.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 71.3% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle. During the three months ended June 30, 2022, FLIAC incurred $10 million of costs from this Carlyle affiliate for services provided to the Successor Company in connection with FGH's purchase of the Company from Prudential Financial.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of June 30, 2023 and December 31, 2022, assets under management had a market value of $612 million and $732 million, respectively, and were comprised primarily of private credit fixed income assets and limited partnership interests or investments in limited partnerships. FLIAC recognized $6 million and $11 million of investment income on such assets during the three and six months ended June 30, 2023, respectively. FLIAC recognized $1 million of net investment income on such assets during the three months ended June 30, 2022.

In connection with the investment management agreements, as of June 30, 2023, FLIAC has unfunded commitments of $160 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Successor Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net". The table below shows affiliated asset trades for the six months ended June 30, 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), Net
				(in millions)
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	$12	$12	$—
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	7	7	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Distribution to Parent

During the three months ended March 31, 2023, the Company established a $45 million distribution payable to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital". The distribution payable was settled during the second quarter of 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of FLIAC as of June 30, 2023 and its results of operations for the three months ended June 30, 2023. The MD&A also addresses the results of operations of PALAC for the three months ended March 31, 2022 compared to the same prior year period. The Company's results of operations for the six months ended June 30, 2023 are not comparable with the same period of 2022 due to the election to apply push-down accounting to the Company following its acquisition by FGH. See "Accounting Policies & Pronouncements" for further information. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and six months ended June 30, 2023, approximately $451 million and $458 million, respectively, of account value which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of June 30, 2023, approximately 70 percent of account value in the Ceded Business has been novated since the acquisition of the Company on April 1, 2022.

Banking Receiverships

In 2023, multiple banks (such as Silicon Valley Bank, Signature Bank, and First Republic Bank) have been placed into receivership or acquired by another bank pursuant to the Federal Deposit Insurance Corporation’s regulatory authority. As of June 30, 2023, we did not have cash deposits or direct equity or fixed income general account investments in these banks.

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

Effective ASUs - June 30, 2023

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

Changes in Financial Position

The following is a discussion regarding changes in the financial position of the Successor Company by reportable segment.

Retained Business

Assets increased approximately $0.5 billion to $27.1 billion at June 30, 2023 from $26.6 billion at December 31, 2022. The increase was primarily driven by an increase in separate account assets due to equity market appreciation and a net increase in cash and invested assets.

Liabilities increased approximately $0.5 billion to $25.5 billion at June 30, 2023 from $25.0 billion at December 31, 2022. The increase was primarily driven by higher separate account liabilities, corresponding to the increase in separate account assets, as discussed above. Also impacting the change between periods was an increase in other liabilities which was comprised of higher payables associated with investment purchases, the timing of repayment on intercompany liquidity borrowings, and an increase in our repurchase agreement liability. These increases were offset by a decline in the fair value of insurance liabilities resulting primarily from favorable equity market movements.

Equity was approximately $1.6 billion at both June 30, 2023 and December 31, 2022, with net income of $137 million partially offset by an increase in our own-credit risk (OCR) impact on the fair value of insurance liabilities, net of tax, of $73 million reflected in accumulated other comprehensive income. Also offsetting the impact of net income was a reduction in additional paid-in capital related to a $45 million distribution to FGH as a result of updated information regarding certain tax assets related to the acquisition of FLIAC.

Ceded Business

Assets decreased $0.5 billion to $4.5 billion at June 30, 2023 from $5.0 billion at December 31, 2022 due primarily to novation activity during the second quarter of 2023. See "Novation of Ceded Business" within the "Overview" section herein Item 2 for further information.
Liabilities decreased $0.5 billion to $4.5 billion at June 30, 2023 from $5.0 billion at December 31, 2022 due primarily to the above-mentioned novation activity during the second quarter of 2023.

There was no equity within our Ceded Business at both June 30, 2023 and December 31, 2022 as the assets are fully offset by the liabilities.

Results of Operations

As noted under Accounting Policies and Pronouncements, the Company's results of operations for the six months ended June 30, 2023 are not comparable with the same period of 2022. As a result, the following discussion regarding the results of operations of the Successor Company for this specific period will not be compared to previous period and will be based solely on activity for the period subsequent to the acquisition.

SUCCESSOR COMPANY

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Three Months Comparison to Prior Period

Retained Business

Income from operations before income taxes was $155 million for the three months ended June 30, 2023 compared to a loss from operations before income taxes of $231 million for the three months ended June 30, 2022. The $386 million change was driven primarily by decreases in the fair value of insurance liabilities, excluding changes in OCR, due to favorable equity market movements that more than offset the equity-related investment losses in our derivatives portfolio.

Also contributing to the change in income (loss) from operations before income taxes were higher net investment income due to higher yields on invested assets, and lower general, administrative and other expenses due to acquisition-related expenses in

2022 that did not recur.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Six Months Ended June 30, 2023

Retained Business

The income from operations before income taxes of $162 million was driven primarily by policy charges and fee income, net investment income, and decreases in the fair value of insurance liabilities, excluding changes in OCR, due primarily to favorable equity market movements. Partially offsetting the income from operations before income tax were investment losses on equity derivatives.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Three Months Comparison to Prior Period

Retained Business

Revenues were $(197) million for the three months ended June 30, 2023 compared to $82 million during the three months ended June 30, 2022. The $279 million decrease was primarily driven by investment losses on equity derivatives, partially offset by an increase in net investment income resulting from a higher yield on invested assets.

Benefits and expenses were $(352) million in the three months ended June 30, 2023 compared to $313 million during the three months ended June 30, 2022. The $665 million decrease was driven primarily by declines in the fair value of insurance liabilities, excluding changes in OCR, due primarily to favorable equity market movements. Also contributing to the decrease in benefits and expenses were lower general, administrative, and other expenses driven by acquisition-related expenses in 2022 that did not recur.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Six Months Ended June 30, 2023

Retained Business

Revenues were $36 million, driven primarily by policy charges and fee income and net investment income, partially offset by investment losses on equity derivatives.

Benefits and expenses were $(126) million, driven primarily by decreases in the fair value of insurance liabilities, excluding changes in OCR, due primarily to favorable equity market movements, partially offset by favorable equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

PREDECESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Three Months Comparison to Prior Period

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

The Successor Company made a distribution of $45 million to its parent, FGH, during the six months ended June 30, 2023 after receiving updated information regarding certain tax assets related to the acquisition of FLIAC.

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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and borrowings from its parent and affiliates. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and returns of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We also consider the risk of future collateral requirements under stressed market conditions in respect of the derivatives we utilize.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of June 30, 2023 and December 31, 2022, the Company had liquid assets of $5.7 billion and $6.1 billion, respectively, which includes $1.6 billion and $2.1 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of June 30, 2023 and December 31, 2022, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.7 billion and $0.9 billion, respectively. The decline between periods for each of these balances was driven by novation activity in the Ceded business. See "Novation of Ceded Business" within the "Overview" section herein Item 2 for further information.

FLIAC entered into an intercompany liquidity agreement with FGH. This agreement has a $300 million revolving capacity that allows the Successor Company to borrow funds to meet its short-term liquidity and other capital needs. During the three months ended June 30, 2023, the Company borrowed $80 million of funds under the agreement which was outstanding at the end of the quarter. The funds have subsequently been repaid in full, plus interest, in July 2023. In August 2023, the Successor Company borrowed an additional $82 million that is currently outstanding. Including this latest borrowing, the Company has borrowed a total of $282 million of funds under the agreement during 2023.

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

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in "Other liabilities" in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in "Other liabilities" in our consolidated statement of financial position. As of June 30, 2023, the liabilities associated with our outstanding repurchase agreements were $403 million. There were no outstanding securities lending agreements as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, there have been no material changes in our economic exposure to market risk from December 31, 2022, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 10, 2023