Form 10-Q
period 2023-09-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2023-11-09
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2023, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022	5
	Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023, the three and six months ended September 30, 2022 (Successor Company), and the three months ended March 31, 2022 (Predecessor Company)	6
	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2023, the three and six months ended September 30, 2022 (Successor Company), and the three months ended March 31, 2022 (Predecessor Company)	7
	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, the six months ended September 30, 2022 (Successor Company), and the three months ended March 31, 2022 (Predecessor Company)	8
	Notes to Unaudited Interim Consolidated Financial Statements	9
	1. Business and Basis of Presentation	9
	2. Significant Accounting Policies and Pronouncements	11
	3. Segment Information	11
	4. Investments	17
	5. Derivatives and Hedging	22
	6. Fair Value of Assets and Liabilities	27
	7. Income Taxes	43
	8. Equity	43
	9. Commitments and Contingent Liabilities	45
	10. Related Party Transactions	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	62
PART II OTHER INFORMATION		62
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 6.	Exhibits	63
SIGNATURES		64

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	Successor Company
	September 30, 2023	December 31, 2022

ASSETS
Fixed maturity securities, at fair value	$4,839	$5,024
Equity securities, at fair value (cost - September 30, 2023 - $0; December 31, 2022 - $201)	—	175
Mortgage and other loans, at fair value	422	196
Short-term investments	30	42
Other invested assets (includes $599 and $430 of assets measured at fair value at September 30, 2023 and December 31, 2022, respectively)	617	450
Total investments	5,908	5,887

Cash and cash equivalents	592	872
Accrued investment income	57	52
Reinsurance recoverables, at fair value	179	235
Net modified coinsurance receivable, at fair value	—	18
Deposit asset, at fair value	430	607
Goodwill	—	93
Income tax	86	50
Other assets (Receivables from parent and affiliates: September 30, 2023 - $0; December 31, 2022 - $40)	106	127
Separate account assets, at fair value	22,557	23,601
TOTAL ASSETS	$29,915	$31,542

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,574	$5,546
Net modified coinsurance payable, at fair value	68	—
Cash collateral for repurchase agreements and securities lending transactions	1,009	417
Other liabilities (Payables to parent and affiliates: September 30, 2023 - $0; December 31, 2022 - $3)	331	391
Separate account liabilities, at fair value	22,557	23,601
Total liabilities	28,539	29,955
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,759
Retained deficit	(343)	(286)
Accumulated other comprehensive income	2	111
Total equity	1,376	1,587
TOTAL LIABILITIES AND EQUITY	$29,915	$31,542

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss
(in millions)

	Successor Company				Predecessor Company
	September 30				March 31
	Three Months Ended		Nine Months Ended	Six Months Ended	Three Months Ended
	2023	2022	2023	2022	2022
REVENUES
Premiums	$8	$8	$22	$11	$8
Policy charges and fee income	113	131	345	261	97
Net investment income	73	92	227	189	99
Asset management and service fees	23	26	68	48	20
Other income (loss)	1	(16)	5	(15)	(19)
Investment gains (losses), net	(482)	(455)	(604)	(1,753)	481
TOTAL REVENUES	(264)	(214)	63	(1,259)	686

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(177)	(104)	(92)	(974)	—
Policyholder benefits	—	—	—	—	26
Interest credited to policyholders account balances	—	—	—	—	85
Amortization of deferred policy acquisition costs	—	—	—	—	104
Commission expense	22	27	68	45	35
Goodwill impairment	93	—	93	—	—
General, administrative and other expenses	21	17	55	55	3
TOTAL BENEFITS AND EXPENSES	(41)	(60)	124	(874)	253

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(223)	(154)	(61)	(385)	433
Income tax expense (benefit)	(29)	3	(4)	(48)	77
NET INCOME (LOSS)	$(194)	$(157)	$(57)	$(337)	$356
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(45)	149	(138)	394	—
Net unrealized investment losses	—	—	—	—	(561)
Total	(45)	149	(138)	394	(561)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(9)	32	(29)	83	(118)
Other comprehensive income (loss), net of taxes	(36)	117	(109)	311	(443)
COMPREHENSIVE LOSS	$(230)	$(40)	$(166)	$(26)	$(87)

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Successor Company
	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive income:
Net income	—	—	7	—	7
Other comprehensive income, net of tax	—	—	—	17	17
Total comprehensive income					24
Balance, March 31, 2023	$3	$1,714	$(279)	$128	$1,566
Comprehensive income (loss):
Net income	—	—	130	—	130
Other comprehensive loss, net of tax	—	—	—	(90)	(90)
Total comprehensive income					40
Balance, June 30, 2023	$3	$1,714	$(149)	$38	$1,606
Comprehensive loss:
Net loss	—	—	(194)	—	(194)
Other comprehensive loss, net of tax	—	—	—	(36)	(36)
Total comprehensive loss					(230)
Balance, September 30, 2023	$3	$1,714	$(343)	$2	$1,376

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021 (Predecessor Company)	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive income (loss):
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, March 31, 2022 (Predecessor Company)	$3	$286	$1,273	$(273)	$1,289

Balance, April 1, 2022 (Successor Company)	$3	$1,759	$—	$—	$1,762
Comprehensive income (loss):
Net loss	—	—	(180)	—	(180)
Other comprehensive income, net of tax	—	—	—	194	194
Total comprehensive income					14
Balance, June 30, 2022 (Successor Company)	$3	$1,759	$(180)	$194	$1,776
Comprehensive income (loss):
Net loss	—	—	(157)	—	(157)
Other comprehensive income, net of tax	—	—	—	117	117
Total comprehensive loss					(40)
Balance, September 30, 2022 (Successor Company)	$3	$1,759	$(337)	$311	$1,736

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Successor Company		Predecessor Company
	Nine Months Ended September 30	Six Months Ended September 30	Three Months Ended March 31
	2023	2022	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(57)	$(337)	$356
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	604	1,753	(481)
Goodwill impairment	93	—	—
Interest credited to policyholder account balances	—	—	85
Other, net	(24)	(10)	2
Change in:
Insurance liabilities, at fair value	(957)	(6,888)	—
Deposit asset, at fair value	177	1,748	—
Net modified coinsurance receivable/payable, at fair value	577	4,114	—
Future policy benefits	—	—	60
Accrued investment income	(9)	(20)	1
Deferred policy acquisition costs	—	—	104
Income taxes	(7)	262	142
Reinsurance recoverables, net	56	19	(39)
Derivatives, net	(526)	(37)	(1,079)
Other, net	(6)	(14)	(40)
Cash flows from (used in) operating activities	(79)	590	(889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	281	3,048	—
Fixed maturity securities, available-for-sale	—	—	422
Equity securities	—	—	95
Secured receivable	—	60	—
Mortgage and other loans	60	—	39
Other invested assets	39	5	1
Short-term investments	78	289	795
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(630)	(4,134)	—
Fixed maturity securities, available-for-sale	—	—	(751)
Equity securities	—	(10)	—
Secured receivable	—	(7)	—
Mortgage and other loans	(332)	—	(13)
Other invested assets	(25)	(131)	—
Short-term investments	(81)	(23)	(94)
Derivatives, net	—	—	3
Other, net	4	(41)	—
Cash flows from (used in) investing activities	(606)	(944)	497
CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account deposits (withdrawals)	(151)	(109)	62
Cash collateral for loaned securities	(106)	(36)	205
Drafts outstanding	(2)	(3)	(7)
Repurchase agreements	709	200	—
Distribution to parent	(45)	—	(306)
Cash flows from (used in) financing activities	405	52	(46)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(280)	(302)	(438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	872	1,578	2,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$592	$1,276	1,578
•During the nine months ended September 30, 2023 and the six months ended September 30, 2022, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company that resulted in non-cash transactions of $491 million and $4,116 million, respectively, of investments with a corresponding offset of $491 million and $4,116 million, respectively, to the modified coinsurance payable.
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

Fair Value of Insurance Liabilities - Actuarial Assumption Update

During the third quarter of 2023, the Company completed its annual review of actuarial assumptions related to its fair value of insurance liabilities. Based on that review, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits, which resulted in an increase in its fair value of insurance liabilities of $116 million. The increase was driven by updates to our assumptions regarding policyholder behavior, primarily to reflect lower observed surrender rates. The impact of the assumption update was included within "Policyholder benefits and changes in fair value of insurance liabilities" on the Consolidated Statement of Operations.

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

Goodwill Impairment

As a result of our actuarial assumption update, the Company identified a triggering event in the third quarter of 2023 regarding its goodwill impairment analysis for the Retained Business. Following a qualitative analysis that indicated the fair value of the reporting unit may be lower than its carrying value, the Company performed a quantitative analysis that involved both discounted cash flow techniques and market price comparisons to establish fair values on its underlying assets and liabilities. After performing this quantitative analysis, the Company determined that the goodwill was fully impaired, and accordingly, recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill as of September 30, 2023.

The goodwill impairment was primarily driven by unfavorable actuarial assumption updates, as compared to its initial projections, related to the determination of the fair value of its insurance liabilities, and lower overall projected future earnings as a result of capital market volatility.

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and nine months ended September 30, 2023, approximately $172 million and $635 million, respectively, of account value which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of September 30, 2023, approximately 72 percent of account value in the Ceded Business has been novated since the acquisition of the Company on April 1, 2022.

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

Effective ASUs - 2023

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At September 30, 2023 and December 31, 2022, we had a modified coinsurance payable of $1,493 million and $1,745 million, respectively, equal to the assets held in the Ceded Business, and are included in the net modified coinsurance receivable/payable. Information prior to acquisition has not been revised for the segment presentation and is not comparable following the election of push-down accounting as of April 1, 2022.

During the third quarter of 2023, the Company determined that the goodwill associated with its Retained Business was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill as of September 30, 2023. See Note 1 contained herein for further information.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is the Consolidated Statement of Financial Position by segment:

	September 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,674	$1,234	$5,908
Cash and cash equivalents	335	257	592
Accrued investment income	50	7	57
Reinsurance recoverables	—	179	179
Deposit asset	—	430	430
Income tax	86	—	86
Other assets	93	13	106
Separate account assets	20,600	1,957	22,557
TOTAL ASSETS	$25,838	$4,077	$29,915

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,542	$2,032	$4,574
Net modified coinsurance payable	—	68	68
Cash collateral for repurchase agreements and securities lending transactions	1,009	—	1,009
Other liabilities	311	20	331
Separate account liabilities	20,600	1,957	22,557
TOTAL LIABILITIES	24,462	4,077	28,539

EQUITY	1,376	—	1,376
TOTAL LIABILITIES AND EQUITY	$25,838	$4,077	$29,915

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,257	$1,630	$5,887
Cash and cash equivalents	433	439	872
Accrued investment income	41	11	52
Reinsurance recoverables	—	235	235
Net modified coinsurance receivable	—	18	18
Deposit asset	—	607	607
Goodwill	93	—	93
Income tax	50	—	50
Other assets	113	14	127
Separate account assets	21,558	2,043	23,601
TOTAL ASSETS	$26,545	$4,997	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,941	$2,605	$5,546
Cash collateral for repurchase agreements and securities lending transactions	311	106	417
Other liabilities	148	243	391
Separate account liabilities	21,558	2,043	23,601
TOTAL LIABILITIES	24,958	4,997	29,955

EQUITY	1,587	—	1,587
TOTAL LIABILITIES AND EQUITY	$26,545	$4,997	$31,542

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is comprehensive income by segment:

	Three Months Ended September 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$8	$—	$8
Policy charges and fee income	113	—	113
Net investment income	56	17	73
Asset management and service fees	23	—	23
Other income	1	—	1
Investment losses, net	(433)	(49)	(482)
TOTAL REVENUES	(232)	(32)	(264)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(145)	(32)	(177)
Commission expense	22	—	22
Goodwill impairment	93	—	93
General, administrative and other expenses	21	—	21
TOTAL BENEFITS AND EXPENSES	(9)	(32)	(41)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(223)	—	(223)
Income tax benefit	(29)	—	(29)
NET LOSS	$(194)	$—	$(194)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(45)	—	(45)
Less: Income tax benefit	(9)	—	(9)
Other comprehensive loss, net of taxes	(36)	—	(36)
COMPREHENSIVE LOSS	$(230)	$—	$(230)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$22	$—	$22
Policy charges and fee income	345	—	345
Net investment income	170	57	227
Asset management and service fees	68	—	68
Other income	4	1	5
Investment gains (losses), net	(806)	202	(604)
TOTAL REVENUES	(197)	260	63

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(352)	260	(92)
Commission expense	68	—	68
Goodwill impairment	93	—	93
General, administrative and other expenses	55	—	55
TOTAL BENEFITS AND EXPENSES	(136)	260	124
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(61)	—	(61)
Income tax benefit	(4)	—	(4)
NET LOSS	$(57)	$—	$(57)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(138)	—	(138)
Less: Income tax benefit	(29)	—	(29)
Other comprehensive loss, net of taxes	(109)	—	(109)
COMPREHENSIVE LOSS	$(166)	$—	$(166)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$8	$—	$8
Policy charges and fee income	131	—	131
Net investment income	47	45	92
Asset management and service fees	26	—	26
Other losses	(4)	(12)	(16)
Investment gains (losses), net	(463)	8	(455)
TOTAL REVENUES	(255)	41	(214)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(145)	41	(104)
Commission expense	27	—	27
General, administrative and other expenses	17	—	17
TOTAL BENEFITS AND EXPENSES	(101)	41	(60)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(154)	—	(154)
Income tax expense	3	—	3
NET LOSS	$(157)	$—	$(157)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	149	—	149
Less: Income tax expense	32	—	32
Other comprehensive income, net of taxes	117	—	117
COMPREHENSIVE LOSS	$(40)	$—	$(40)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended September 30, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$11	$—	$11
Policy charges and fee income	261	—	261
Net investment income	82	107	189
Asset management and service fees	48	—	48
Other losses	(4)	(11)	(15)
Investment losses, net	(571)	(1,182)	(1,753)
TOTAL REVENUES	(173)	(1,086)	(1,259)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	112	(1,086)	(974)
Commission expense	45	—	45
General, administrative and other expenses	55	—	55
TOTAL BENEFITS AND EXPENSES	212	(1,086)	(874)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(385)	—	(385)
Income tax benefit	(48)	—	(48)
NET LOSS	$(337)	$—	$(337)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	394	—	394
Less: Income tax expense	83	—	83
Other comprehensive income, net of taxes	311	—	311
COMPREHENSIVE LOSS	$(26)	$—	$(26)

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
SUCCESSOR COMPANY

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	September 30, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$4	$4	$—	$4	$4
Real estate-related	—	5	5	—	5	5
Subtotal equity method	—	9	9	—	9	9
Fair value:
Private equity	346	—	346	344	1	345
Total LPs/LLCs	346	9	355	344	10	354
Derivative instruments	180	71	251	85	—	85
Policy loans	11	—	11	11	—	11
Total other invested assets	$537	$80	$617	$440	$10	$450

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$42	$6	$48	$37	$10	$47
Mortgage and other loans	3	—	3	1	—	1
Short-term investments and cash equivalents	5	1	6	3	1	4
Total accrued investment income	$50	$7	$57	$41	$11	$52

As of September 30, 2023, the aggregate fair value of mortgage and other loans that were 90 days or more past due and in non-accrual status was $2 million. The aggregate unpaid principal balance for these loans approximated fair value as of September 30, 2023. As of December 31, 2022, there were no mortgage and other loans that were 90 days or more past due or in non-accrual status.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$58	$13	$71	$156	$40	$196
Equity securities	—	—	—	—	2	2
Mortgage and other loans	6	—	6	14	—	14
Other invested assets	14	1	15	33	2	35
Short-term investments and cash equivalents	1	4	5	6	16	22
Gross investment income	79	18	97	209	60	269
Less: investment expenses	(23)	(1)	(24)	(39)	(3)	(42)
Net investment income	$56	$17	$73	$170	$57	$227

	Three Months Ended September 30, 2022			Six Months Ended September 30 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$42	$34	$76	$78	$78	$156
Equity securities	—	1	1	—	2	2
Secured receivable	—	7	7	—	18	18
Other invested assets	9	1	10	9	5	14
Short-term investments and cash equivalents	—	3	3	—	5	5
Gross investment income	51	46	97	87	108	195
Less: investment expenses	(4)	(1)	(5)	(5)	(1)	(6)
Net investment income	$47	$45	$92	$82	$107	$189

The activity above includes interest income related to fair value option investments, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(252)	$(4)	$(256)	$(6)	$(14)	$(20)	$(258)	$(18)	$(276)
Derivatives	—	(177)	(177)	—	(29)	(29)	—	(206)	(206)
Total	$(252)	$(181)	$(433)	$(6)	$(43)	$(49)	$(258)	$(224)	$(482)

	Nine Months Ended September 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(158)	$(32)	$(190)	$3	$(21)	$(18)	$(155)	$(53)	$(208)
Equity securities	—	—	—	5	—	5	5	—	5
Derivatives	—	(616)	(616)	—	215	215	—	(401)	(401)
Total	$(158)	$(648)	$(806)	$8	$194	$202	$(150)	$(454)	$(604)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2022
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(312)	$(26)	$(338)	$40	$(160)	$(120)	$(272)	$(186)	$(458)
Secured receivable	—	—	—	—	(8)	(8)	—	(8)	(8)
Equity securities	—	—	—	(13)	—	(13)	(13)	—	(13)
Derivatives	—	(125)	(125)	—	149	149	—	24	24
Total	$(312)	$(151)	$(463)	$27	$(19)	$8	$(285)	$(170)	$(455)

	Six Months Ended September 30, 2022
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(607)	$(97)	$(704)	$100	$(498)	$(398)	$(507)	$(595)	$(1,102)
Secured receivable	—	—	—	—	(59)	(59)	—	(59)	(59)
Equity securities	—	—	—	(32)	—	(32)	(32)	—	(32)
Derivatives	—	133	133	—	(693)	(693)	—	(560)	(560)
Total	$(607)	$36	$(571)	$68	$(1,250)	$(1,182)	$(539)	$(1,214)	$(1,753)

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

	September 30, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Up to 30 days	30-90 days	1-5 Years	Total	Up to 30 days	30-90 days	Total
	(in millions)
U.S. corporate public securities	$101	$414	$494	$1,009	$111	$200	$311

The market value of the securities posted as collateral under the repurchase agreements was $1,015 million and $326 million as of September 30, 2023 and December 31, 2022, respectively.
The following table sets forth the remaining contractual maturities of the Successor Company's securities lending transactions by the security type that was loaned, all of which are contained in the Ceded Business. The amounts below represent the cash collateral received for the loaned securities.

	September 30, 2023				December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total	Overnight & Continuous	Up to 30 days	30-90 days	Total
	(in millions)
Equity securities	$—	$—	$—	$—	$106	$—	$—	$106

There were no outstanding securities lending agreements at September 30, 2023. The market value of the securities loaned at December 31, 2022 was $103 million.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	September 30, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$18,846	$481	$(890)	$12,131	$228	$(553)
Currency/Interest Rate
Foreign Currency Swaps	100	8	—	100	11	—
Credit
Credit Default Swaps	520	7	—	520	5	—
Equity
Equity Futures	(1,657)	72	—	(1,737)	46	—
Total Return Swaps	1,079	65	(139)	—	24	(49)
Equity Options	4,046	167	(34)	3,286	118	—
Total Derivatives, Retained Business	22,934	800	(1,063)	14,300	432	(602)

Ceded Business
Interest Rate
Interest Rate Swaps	840	56	(16)	2,517	48	(117)
Currency/Interest Rate
Foreign Currency Swaps	39	6	—	48	6	—
Credit
Credit Default Swaps	—	—	—	71	1	—
Equity
Total Return Swaps	9	—	—	—	—	—
Equity Options	3,230	99	(74)	7,139	180	(356)
Total Derivatives, Ceded Business	4,118	161	(90)	9,775	235	(473)
Total Derivatives (1)	$27,052	$961	$(1,153)	$24,075	$667	$(1,075)

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

	September 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$247	$(67)	$180	$(180)	$—
Ceded Business	161	(90)	71	—	71
Total	$408	$(157)	$251	$(180)	$71
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$510	$(510)	$—	$—	$—
Ceded Business	90	(90)	—	—	—
Total	$600	$(600)	$—	$—	$—
Repurchase agreements	$1,009	$—	$1,009	$(1,009)	$—

	December 31, 2022
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$183	$(98)	$85	$(85)	$—
Ceded Business	235	(235)	—	—	—
Total	$418	$(333)	$85	$(85)	$—

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$353	$(353)	$—	$—	$—
Ceded Business	473	(272)	201	—	201
Total	$826	$(625)	$201	$—	$201
Repurchase agreements	$311	$—	$311	$(311)	$—
Securities lending transactions	$106	$—	$106	$(103)	$3

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

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Successor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30, 2023		September 30, 2022
	Investment gains (losses), net
	(in millions)
Retained Business
Interest Rate	$(206)	$(168)	$(259)	$(704)
Currency/Interest Rate	—	—	12	12
Credit	2	4	(2)	(2)
Equity	27	(452)	124	827
Total, Retained Business	(177)	(616)	(125)	133
Ceded Business
Interest Rate	5	72	(36)	(56)
Currency	—	—	—	2
Currency/Interest Rate	—	—	(36)	94
Credit	2	3	2	(4)
Equity	(36)	140	219	(729)
Total, Ceded Business	(29)	215	149	(693)
Total	$(206)	$(401)	$24	$(560)

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
	September 30, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$469	$—	$—	$469
Obligations of U.S. states and their political subdivisions	—	113	—	—	113
Foreign government bonds	—	4	—	—	4
U.S. corporate public securities	—	2,522	—	—	2,522
U.S. corporate private securities	—	142	205	—	347
Foreign corporate public securities	—	143	—	—	143
Foreign corporate private securities	—	30	48	—	78
Asset-backed securities (2)	—	706	213	—	919
Commercial mortgage-backed securities	—	16	—	—	16
Residential mortgage-backed securities	—	221	—	—	221
Total fixed maturity securities	—	4,366	466	—	4,832
Mortgage and other loans (3)	—	—	422	—	422
Short-term investments	—	30	—	—	30
Cash and cash equivalents	592	—	—	—	592
Other invested assets (4)	72	889	—	(710)	251
Deposit asset	—	—	430	—	430
Reinsurance recoverables	—	—	179	—	179
Subtotal excluding separate account assets	664	5,285	1,497	(710)	6,736
Separate account assets	—	22,557	—	—	22,557
Total assets	$664	$27,842	$1,497	$(710)	$29,293
Liabilities
Insurance liabilities	$—	$—	$4,574	$—	$4,574
Other liabilities - derivatives	—	1,153	—	(1,153)	—
Net modified coinsurance payable	—	—	68	—	68
Separate account liabilities	—	22,557	—	—	22,557
Total liabilities	$—	$23,710	$4,642	$(1,153)	$27,199
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of September 30, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage and other loans was de minimis.
(4)Other invested assets within the above chart are comprised of derivatives.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At September 30, 2023 the fair values of private equity funds and fixed maturity securities were $346 million and $7 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	September 30, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$395	$—	$—	$395
Obligations of U.S. states and their political subdivisions	—	113	—	—	113
U.S. corporate public securities	—	1,877	—	—	1,877
U.S. corporate private securities	—	—	205	—	205
Foreign corporate public securities	—	114	—	—	114
Foreign corporate private securities	—	—	43	—	43
Asset-backed securities (2)	—	706	213	—	919
Commercial mortgage-backed securities	—	16	—	—	16
Residential mortgage-backed securities	—	26	—	—	26
Total fixed maturity securities	—	3,247	461	—	3,708
Mortgage and other loans	—	—	422	—	422
Cash and cash equivalents	335	—	—	—	335
Other invested assets(3)	72	728	—	(620)	180
Subtotal excluding separate account assets	407	3,975	883	(620)	4,645
Separate account assets	—	20,600	—	—	20,600
Total assets	$407	$24,575	$883	$(620)	$25,245
Liabilities
Insurance liabilities	$—	$—	$2,542	$—	$2,542
Other liabilities - derivatives	—	1,063	—	(1,063)	—
Separate account liabilities	—	20,600	—	—	20,600
Total liabilities	$—	$21,663	$2,542	$(1,063)	$23,142

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 5.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivatives.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, both of which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At September 30, 2023 the fair values of private equity funds and fixed maturity securities were $346 million and $7 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	September 30, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$74	$—	$—	$74
Foreign government bonds	—	4	—	—	4
U.S. corporate public securities	—	645	—	—	645
U.S. corporate private securities	—	142	—	—	142
Foreign corporate public securities	—	29	—	—	29
Foreign corporate private securities	—	30	5	—	35
Residential mortgage-backed securities	—	195	—	—	195
Total fixed maturity securities	—	1,119	5	—	1,124
Short-term investments	—	30	—	—	30
Cash and cash equivalents	257	—	—	—	257
Other invested assets(3)	—	161	—	(90)	71
Deposit asset	—	—	430	—	430
Reinsurance recoverables	—	—	179	—	179
Subtotal excluding separate account assets	257	1,310	614	(90)	2,091
Separate account assets	—	1,957	—	—	1,957
Total assets	$257	$3,267	$614	$(90)	$4,048
Liabilities
Insurance liabilities	$—	$—	$2,032	$—	$2,032
Other liabilities - derivatives	—	90	—	(90)	—
Net modified coinsurance payable	—	—	68	—	68
Separate account liabilities	—	1,957	—	—	1,957
Total liabilities	$—	$2,047	$2,100	$(90)	$4,057

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
	September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$173	Discounted cash flow	Discount rate	5.01%	9.24%	7.22%	Decrease
	32	Trade price	Trade price	N/A	N/A	N/A	Increase
Total U.S. corporate private securities	205

Foreign corporate private securities	34	Discounted cash flow	Discount rate	4.69%	6.89%	5.79%	Decrease
	9	Trade price	Trade price	N/A	N/A	N/A	Increase
Total Foreign corporate private securities	43

Asset-backed securities	79	Discounted cash flow	Discount rate	7.65%	8.99%	8.44%	Decrease
	134	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	213

Mortgage and other loans
Residential mortgage loans	237	Level yield	Market yield	6.43%	10.26%	8.19%	Decrease
	107	Trade price	Trade price	N/A	N/A	N/A	Increase
Commercial mortgage loans	78	Trade price	Trade price	N/A	N/A	N/A	Increase
Total Mortgage and other loans	422

Ceded business
Foreign corporate private securities	5	Discounted cash flow	Discount rate	13.58%	20.00%	14.45%	Decrease
Deposit asset	430	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	179	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,542	Discounted cash flow	Equity volatility curve (2)	17%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	2.25%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,032	Discounted cash flow	Equity volatility curve (2)	17%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.95%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	68	Fair values are determined using the same unobservable inputs as insurance liabilities.

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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 77% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Three Months Ended September 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$210	$(5)	$—	$—	$—	$—	$—	$—	$—	$205	$(4)
Foreign corporate private securities	34	—	—	—	—	—	—	9	—	43	—
Asset-backed securities	208	—	6	—	—	(1)	—	—	—	213	(1)
Mortgage and other loans
Residential mortgage loans	151	—	246	—	—	(53)	—	—	—	344	—
Commercial mortgage loans	78	—	—	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	3	—	5	—	—	(3)	—	—	—	5	—
Deposit asset	476	(13)	—	—	—	—	(33)	—	—	430	—
Reinsurance recoverables	200	(21)	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	(81)	13	—	—	—	—	—	—	—	(68)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Nine Months Ended September 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$(4)	$46	$—	$—	$(1)	$—	$18	$—	$205	$(3)
Foreign corporate private securities	36	(2)	—	—	—	—	—	9	—	43	(2)
Asset-backed securities	155	(2)	62	—	—	(2)	—	—	—	213	(2)
Mortgage and other loans
Residential mortgage loans	161	—	290	—	—	(107)	—	—	—	344	—
Commercial mortgage loans	35	—	43	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	—	—	10	—	—	(5)	—	—	—	5	—
Deposit asset	607	(21)	—	—	—	—	(156)	—	—	430	—
Reinsurance recoverables	235	(56)	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	18	(86)	—	—	—	—	—	—	—	(68)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Three Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities
Corporate securities(3)	$314	$(22)	$232	$—	$—	$(44)	$(114)	$—	$—	$366	$—
Structured securities(4)	25	(2)	150	—	—	(18)	—	—	—	155	—
Other assets:
Other invested assets	—	—	71	—	—	—	—	—	—	71	—
Secured receivable	1,555	(9)	22	(60)	—	—	(1,508)	—	—	—	—
Deposit asset	2,158	(3)	—	—	—	—	(1,296)	—	—	859	—
Reinsurance recoverables	378	(158)	—	—	—	—	—	—	—	220	—
Net modified coinsurance receivable	215	(145)	—	—	—	—	—	—	—	70	—

	Successor Company
	Six Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturity securities
Corporate securities(3)	$190	$(38)	$439	$—	$—	$(55)	$(117)	$—	$(53)	$366	$—
Structured securities(4)	33	(2)	175	(10)	—	(18)	(10)	—	(13)	155	—
Other assets:
Other invested assets	—	—	71	—	—	—	—	—	—	71	—
Secured receivable	1,622	(59)	22	(75)	—	—	(1,510)	—	—	—	—
Deposit asset	2,615	(144)	—	—	—	—	(1,612)	—	—	859	—
Reinsurance recoverables	344	(124)	—	—	—	—	—	—	—	220	—
Net modified coinsurance receivable	5	65	—	—	—	—	—	—	—	70	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Successor Company
	Three Months Ended September 30, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,711	$(122)	$425	$(570)	$98	$—	$2,542
Ceded Business	2,273	(317)	144	(84)	16	—	2,032

	Successor Company
	Nine Months Ended September 30, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,941	$(824)	$660	$(524)	$294	$(5)	$2,542
Ceded Business	2,605	(942)	354	(28)	43	—	2,032

	Successor Company
	Three Months Ended September 30, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities	$11,257	$(4,615)	$393	$(808)	$111	$(34)	$6,304

	Successor Company
	Six Months Ended September 30, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities	$13,611	$(6,269)	$1,599	$(2,328)	$209	$(518)	$6,304

"Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). Activity related to our level 3 liabilities is primarily recognized in earnings within change in Policyholder benefits and changes in fair value of insurance liabilities with the exception of changes related to the Company's own-credit risk, which are included in "Change in fair value (discount rate)" above and recorded in other comprehensive income (loss). The components of the assumption update are included in "Incurred Losses", see Note 1 for further information.

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

	Successor Company
	September 30, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(56)	$(56)	$—	$(15)	$(15)
Modified coinsurance receivable	—	(338)	(338)	—	(5,640)	(5,640)
Deposit asset	—	(177)	(177)	—	(1,989)	(1,989)
Liabilities:
Insurance liabilities	$(399)	$(573)	$(972)	$(421)	$(7,644)	$(8,065)

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

	Successor Company
	September 30, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$57	$—	$57	$57
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$1,009	$—	$1,009	$1,009

	Successor Company
	December 31, 2022
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$52	$—	$52	$52
Other invested assets - Policy loans	—	—	11	11	11
Liabilities:
Repurchase agreements	$—	$311	$—	$311	$311
Cash collateral for loaned securities	—	106	—	106	106

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

For the three and nine months ended September 30, 2023, the Successor Company's income tax provision amounted to an income tax benefit of approximately $29 million and $4 million or 13.0 percent and 6.6 percent of loss from operations before income taxes, respectively. The effective tax rate for the Successor Company differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income, deductible foreign taxes paid, non-deductible goodwill impairment, transfer pricing adjustments, and an increase to the valuation allowance on deferred tax assets, as discussed further below.

For the three and six months ended September 30, 2022, the Successor Company's income tax provision amounted to an income tax expense (benefit) of $3 million and $(48) million or (1.9) percent and 12.5 percent of loss from operations before income taxes, respectively. The effective tax rate differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

For the three months ended March 31, 2022, the Predecessor Company's income tax provision amounted to an income tax expense of $77 million or 17.8 percent of income from operations before income tax. The effective tax rate differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of September 30, 2023 and December 31, 2022, the Company had a valuation allowance of $38 million and $37 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The increase in the valuation allowance from December 31, 2022 to September 30, 2023 is due to additional unrealized capital losses on our fixed maturity securities portfolio.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Successor Company
Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2022	$111
Change in OCI	22
Less: Income tax expense	5
Balance, March 31, 2023	$128
Change in OCI	(115)
Less: Income tax benefit	(25)
Balance, June 30, 2023	$38
Change in OCI	(45)
Less: Income tax benefit	(9)
Balance, September 30, 2023	$2

	Foreign Currency Translation Adjustment	Changes in Own-Credit Risk Related to Insurance Liabilities	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021 (Predecessor Company)	$(1)	$—	$171	$170
Change in OCI before reclassifications	—	—	(576)	(576)
Amounts reclassified from AOCI	—	—	15	15
Income tax benefit	—	—	118	118
Balance, March 31, 2022 (Predecessor Company)	$(1)	$—	$(272)	$(273)

Balance, April 1, 2022 (Successor Company)	$—	$—	$—	$—
Change in OCI before reclassifications	—	245	—	245
Income tax expense	—	(51)	—	(51)
Balance, June 30, 2022 (Successor Company)	$—	$194	$—	$194
Change in OCI before reclassifications	—	149	—	149
Income tax expense	—	(32)	—	(32)
Balance, September 30, 2022 (Successor Company)	$—	$311	$—	$311

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

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of September 30, 2023, the Company had commitments totaling $377 million to purchase or fund investments related to private fixed maturity securities, alternative investments, and mortgage loans. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2023, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Expense Charges and Allocations

The majority of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and nine months ended September 30, 2023, FLIAC was allocated $8 million and $25 million of costs for these services. During the three and six months ended September 30, 2022, FLIAC was allocated $8 million and $15 million, respectively, of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $300 million to meet its short-term liquidity and other capital needs. During the three months ended September 30, 2023, the Company borrowed and repaid $82 million of funds under the agreement. In October 2023, the Successor Company borrowed an additional $75 million of funds under the agreement, all of which was also repaid in October 2023. Including the activity in October 2023, the Company has borrowed a total of $357 million of funds under the agreement during 2023, all of which has been repaid with interest.

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

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of September 30, 2023 and December 31, 2022, assets under management had a market value of $773 million and $732 million, respectively, and were comprised primarily of private credit fixed income assets and limited partnership interests or investments in limited partnerships. FLIAC recognized $12 million and $23 million of investment income on such assets during the three and nine months ended September 30, 2023, respectively. FLIAC recognized $2 million and $3 million of investment income on such assets during the three and six months ended September 30, 2022, respectively.

In connection with the investment management agreements, as of September 30, 2023, FLIAC has unfunded commitments of $162 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Successor Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net". The table below shows affiliated asset trades for the nine months ended September 30, 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of FLIAC as of September 30, 2023 and its results of operations for the three months ended September 30, 2023. The MD&A also addresses the results of operations of PALAC for the three months ended March 31, 2022 compared to the same prior year period. The Company's results of operations for the nine months ended September 30, 2023 are not comparable with the same period of 2022 due to the election to apply push-down accounting to the Company following its acquisition by FGH. See "Accounting Policies & Pronouncements" for further information. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Fair Value of Insurance Liabilities - Assumption Update

During the third quarter of 2023, the Company completed its annual review of actuarial assumptions related to its fair value of insurance liabilities. Based on that review, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits, which resulted in an increase in its fair value of insurance liabilities of $116 million. The increase was driven by updates to our assumptions regarding policyholder behavior, primarily to reflect lower observed surrender rates. The impact of the assumption update was included within "Policyholder benefits and changes in fair value of insurance liabilities" on the Consolidated Statement of Operations.

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

Goodwill Impairment

As a result of our actuarial assumption update, the Company identified a triggering event in the third quarter of 2023 regarding its goodwill impairment analysis for the Retained Business. Following a qualitative analysis that indicated the fair value of the reporting unit may be lower than its carrying value, the Company performed a quantitative analysis that involved both discounted cash flow techniques and market price comparisons to establish fair values on its underlying assets and liabilities. After performing this quantitative analysis, the Company determined that the goodwill was fully impaired, and accordingly, recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill as of September 30, 2023.

The goodwill impairment was primarily driven by unfavorable actuarial assumption updates, as compared to its initial projections, related to the determination of the fair value of its insurance liabilities, and lower overall projected future earnings as a result of capital market volatility.

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and nine months ended September 30, 2023, approximately $172 million and $635 million, respectively, of account value which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of September 30, 2023, approximately 72 percent of account value in the Ceded Business has been novated since the acquisition of the Company on April 1, 2022.

Banking Receiverships

In 2023, multiple banks (such as Silicon Valley Bank, Signature Bank, and First Republic Bank) have been placed into receivership or acquired by another bank pursuant to the Federal Deposit Insurance Corporation’s regulatory authority. As of September 30, 2023, we did not have cash deposits or direct equity or fixed income general account investments in these banks.

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

Effective ASUs - September 30, 2023

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

The Ceded Business represents certain business (primarily registered index linked-annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. The Ceded Business will continue to impact certain line items within the Company’s financial statements but will not have a material impact to stockholders’ equity or net income and will represent the economic impact assumed by Prudential Insurance and Pruco Life.

Changes in Financial Position

The following is a discussion regarding changes in the financial position of the Successor Company by reportable segment.

Retained Business

Assets declined approximately $707 million to $25,838 million at September 30, 2023 from $26,545 million at December 31, 2022. The decrease was primarily driven by a decline in separate account assets, due primarily to equity market movements. Also impacting the decline in assets was the impairment of goodwill. Partially offsetting the decline was a net increase in cash and invested assets driven by purchases of mortgage loans and higher other invested assets related to derivatives. See "Goodwill Impairment" within the "Overview" section herein Item 2 for further information.

Liabilities decreased approximately $496 million to $24,462 million at September 30, 2023 from $24,958 million at December 31, 2022. The decrease was primarily driven by lower separate account liabilities, corresponding to the decrease in separate account assets, as discussed above. Also contributing to the decline in liabilities was a decrease in the fair value of insurance liabilities due to favorable interest rate and equity market movements, partially offset by the impact of the actuarial assumption update. Partially offsetting the decrease in overall liabilities was an increase in our repurchase agreement liability. See "Actuarial Assumption Update" within the "Overview" section herein Item 2 for further information.

Equity decreased approximately $211 million to $1,376 million at September 30, 2023 from $1,587 million at December 31, 2022, with a net loss of $57 million and an increase in our own-credit risk (OCR) impact on the fair value of insurance liabilities, net of tax, of $109 million reflected in accumulated other comprehensive income. Also contributing to the decline in equity was a reduction in additional paid-in capital related to a $45 million distribution to FGH as a result of updated information regarding certain tax assets related to the acquisition of FLIAC. See "Capital" within the "Liquidity and Capital Resources" herein Item 2 for further information regarding the distribution to FGH.

Ceded Business

Assets decreased $920 million to $4,077 million at September 30, 2023 from $4,997 million at December 31, 2022 due primarily to novation activity during 2023. See "Novation of Ceded Business" within the "Overview" section herein Item 2 for further information.
Liabilities decreased $920 million to $4,077 million at September 30, 2023 from $4,997 million at December 31, 2022 due primarily to the above-mentioned novation activity during 2023.

There was no equity within our Ceded Business at both September 30, 2023 and December 31, 2022 as the assets are fully offset by the liabilities.

Results of Operations

As noted under Accounting Policies and Pronouncements, the Company's results of operations for the nine months ended September 30, 2023 are not comparable with the same period of 2022. As a result, the following discussion regarding the results of operations of the Successor Company for this specific period will not be compared to previous period and will be based solely on activity for the period subsequent to the acquisition.

SUCCESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Three Months Comparison to Prior Period

Retained Business

Loss from operations before income taxes was $223 million for the three months ended September 30, 2023 compared to a loss from operations before income taxes of $154 million for the three months ended September 30, 2022. The increase in the loss from operations was driven primarily by the actuarial assumption update and the impairment of goodwill, partially offset by lower investment losses in the fixed maturity securities portfolio.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Nine Months Ended September 30, 2023

Retained Business

The loss from operations before income taxes of $61 million was driven by investment losses, the actuarial assumption update, and the goodwill impairment. Partially offsetting this activity were policy charges and fee income, net investment income, and an favorable movements in the fair value of insurance liabilities, excluding changes in OCR, due primarily to favorable interest rate and equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Three Months Comparison to Prior Period

Retained Business

Revenues were $(232) million for the three months ended September 30, 2023 compared to $(255) million during the three months ended September 30, 2022. The change was primarily driven by lower investment losses in the fixed maturity securities portfolio, partially offset by lower policy charges and fee income driven by lower assets under management due to the run off of the business.

Benefits and expenses were $(9) million in the three months ended September 30, 2023 compared to $(101) million during the three months ended September 30, 2022. The change was driven primarily by the actuarial assumption update and the impairment of goodwill.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Nine Months Ended September 30, 2023

Retained Business

Revenues were $(197) million, driven primarily by investment losses in both fixed maturity securities and derivatives, partially offset by policy charges and fee income and net investment income.

Benefits and expenses were $(136) million, driven primarily by decreases in the fair value of insurance liabilities, excluding changes in OCR, due to favorable interest rate and equity market movements, partially offset by the actuarial assumption update.

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

The Successor Company made a distribution of $45 million to its parent, FGH, during the nine months ended September 30, 2023 after receiving updated information regarding certain tax assets related to the acquisition of FLIAC.

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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments, borrowings from its parent and affiliates, and banking relationships through secured or unsecured agreements. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and returns of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We also consider the risk of future collateral requirements under stressed market conditions in respect of the derivatives we utilize.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of September 30, 2023 and December 31, 2022, the Company had liquid assets of $5.5 billion and $6.1 billion, respectively, which includes $1.4 billion and $2.1 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of September 30, 2023 and December 31, 2022, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.6 billion and $0.9 billion, respectively. The decline between periods for each of these balances was driven by novation activity in the Ceded business. See "Novation of Ceded Business" within the "Overview" section herein Item 2 for further information.

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Successor Company to borrow funds of up to $300 million to meet its short-term liquidity and other capital needs. During the three months ended September 30, 2023, the Company borrowed and repaid $82 million of funds under the agreement. In October 2023, the Successor Company borrowed an additional $75 million of funds under the agreement, all of which was also repaid in October 2023. Including the activity in October 2023, the Company has borrowed a total of $357 million of funds under the agreement during 2023, all of which has been repaid with interest.

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

Repurchase Agreements and Securities Lending

In the normal course of business, we may enter into repurchase agreements and securities lending agreements with unaffiliated financial institutions, which are typically large or highly rated, to earn spread income and facilitate trading activity. Under these agreements, the Company transfers securities to the counterparty and receives cash as collateral. The cash received is generally invested in short-term investments, fixed maturity securities, or mortgage and other loans.

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in "Other liabilities" in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in "Other liabilities" in our consolidated statement of financial position. As of September 30, 2023, the liabilities associated with our outstanding repurchase agreements were $1,009 million. There were no outstanding securities lending agreements as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, there have been no material changes in our economic exposure to market risk from December 31, 2022, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 9, 2023