Form 10-K
period 2023-12-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2024-03-14
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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

As of March 14, 2024, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial market and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, or (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

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

Product Information

The Company has issued variable, index-linked, and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in-force block of variable life insurance policies. Beginning in 2021, and concluding prior to the acquisition by FGH on April 1, 2022, the Company ceased new sales on all products. The Company may resume selling new products or issuing new contracts in the future but currently has no intention to do so.

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

Business Segmentation

Following the acquisition by FGH, we have separated the business into two reportable segments, which we refer to as the “Retained Business” and the “Ceded Business”.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life. The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the year ended December 31, 2023, approximately $641 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of December 31, 2023, approximately 72 percent of account value (since the acquisition of the Company on April 1, 2022) attributable to Ceded Business within the novation program had been novated to Pruco Life. The Company does not expect significant novation activity during 2024.

Revenues and Profitability
Our revenues primarily come in the form of:

•Policy charges and fee income representing mortality, expense, and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable.
•Fee income from administrative services and distribution fees from certain mutual funds that underlie our variable products. We also receive income in the form of revenue-sharing from advisers who provide asset management services to the underlying mutual funds. Such income is generally determined as a percentage of the average assets attributable to our products in the underlying funds.
•Investment income.

Our profitability is substantially impacted by assumptions made at the time FGH acquired the Company, which were based on:
•An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•Assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.

Competition

We compete with other providers of retirement savings and accumulation products, including larger, more well-established insurance and financial services companies. Although the Company is not actively selling new policies, we believe our existing product features and customer service capabilities, supplemented with our risk management strategies, provide an attractive value for the retention of existing customers.

Retained Business Strategies

We manage the Retained Business with a focus on long-term economics and a willingness to sustain short-term volatility in our earnings, while remaining consistent with our risk appetite framework. Our overall business strategy is to generate above-market risk adjusted returns by:

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

ALM Strategy

We employ an ALM strategy that utilizes a combination of both fixed income instruments and derivatives to meet expected claims associated with our variable annuity living and death benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living and death benefit claims net of expected separate account fee revenue. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to the following:
•Interest rate contracts: swaps, swaptions, futures, forwards, options, caps and floors;
•Equity contracts: futures, options, and total return swaps;
•Foreign exchange contracts: futures, options, forwards and swaps; and
•Credit contracts: single and index reference credit default swaps.

The intent of our ALM strategy is to more efficiently manage the capital and liquidity associated with these products. We explicitly consider liquidity and risk-based capital as well as current market conditions in our asset/liability management strategies. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for discussion regarding interest and equity risks.

Reinsurance
The Company has historically entered into reinsurance agreements as both a ceding entity and an assuming entity. As of December 31, 2023, the Company is only involved with reinsurance agreements for which it is a ceding entity. As a ceding entity, the exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business, under a coinsurance and modified coinsurance agreement. This reinsurance agreement covered new and in-force business and excluded business reinsured externally.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. The Financial Stability Oversight Council (“FSOC” or the “Council”) may designate certain financial companies as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”). In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In November 2023, FSOC revised its interpretive guidance regarding the approach FSOC intends to take in making Designated Financial Company determinations. The guidance removes certain prerequisites to the exercise of the Council’s Designated Financial Company determination authority, including rescinding the prioritization of an activities-based approach. Simultaneously, FSOC adopted a separate analytic framework that explains the Council’s substantive approach to identifying, assessing, and responding to certain potential risks to U.S. financial stability. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

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

Fiduciary Rules and Other Standards of Care

The Company may be impacted by rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers. In recent years, many of these rules have been revised or reexamined, as described below. Any standards issued by the U.S. Department of Labor (“DOL”), the Securities and Exchange Commission (“SEC”), the National Association of Insurance Commissioners (“NAIC”) or state regulators may affect our business, results of operations, cash flows and financial condition. Inconsistencies among applicable standards could increase this impact.

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

In October 2023, the DOL proposed rule amendments that would broaden the circumstances under which fiduciary duties are imposed, and would impose additional conditions on existing prohibited transaction exemptions. The proposed revisions to the DOL’s fiduciary rules, if adopted, may negatively impact our business or the insurance industry.

U.S. State Standard of Care Regulation

Various states have also adopted laws raising the standard of care owed by broker-dealers, investment advisers, or insurance agents to their customers. For example, at least 40 states have adopted the NAIC revisions to its Suitability in Annuity Transactions Model Regulation, which imposes a requirement that any recommendation of an annuity product be in the consumer’s best interest. Some states have also adopted laws that differ from the NAIC’s Suitability in Annuity Transactions Model Regulation but impose similar obligations. As changes are adopted by our state regulator(s) and made applicable to us or the third-party firms that distribute our products, they could have an adverse impact on our business. In states that have adopted these increased standards with respect to annuity recommendations, this may lead to an increased risk of regulatory enforcement actions or potentially private claims.

SEC Standard of Care Regulation

The SEC adopted rules, titled “Regulation Best Interest,” effective on June 30, 2020 (i) imposing a “best interest” standard of care on broker-dealers making recommendations to their customers and (ii) requiring broker-dealers and investment advisers to provide a written summary of the relationship between a broker-dealer or investment adviser, as applicable, and its customer. Since its adoption, Regulation Best Interest has been a focus of SEC examinations and enforcement activity.

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

Group-Wide Supervision

AZDOI was recently designated as the group-wide supervisor of FLIAC and its affiliated U.S. insurance subsidiaries within the FGH system. Group-wide supervision, among other provisions, authorizes a state department to examine a holding company and its insurance companies, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, a group-wide supervisor may receive information about the entirety of FGH's operations beyond those of its domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC has developed and adopted a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. While we are not currently subject to group capital calculation requirements, we could become subject to them in the future and their potential future impact on us is uncertain.

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

Financial Regulation

Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 12 to the Financial Statements for a discussion of dividend restrictions.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions included expanding the NAIC designations used in the RBC calculation from six bond structures to twenty. Since its adoption, the new factors have not materially impacted our RBC calculations. The NAIC is undertaking a second phase of this project to refine capital charges for structured securities.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its individual annuities business. In 2022, the NAIC also adopted updates to the existing mortality risk factors in RBC.

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

Climate Issues

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. Charges for the Task Force include: considering appropriate climate risk disclosures within the insurance sector; evaluating financial regulatory approaches to climate risk and resiliency, including stress testing, scenario modeling, and solvency implications; considering innovative insurer solutions to climate risk and resiliency; identifying sustainability, resilience and mitigation issues and solutions related to the insurance industry; and considering pre-disaster mitigation and resiliency and the role of state insurance regulators in resiliency. To date, the Task Force has not adopted any regulatory requirements but may do so in the future as it advances its work. The NAIC has generally modified its Insurer Climate Risk Disclosure survey, which is used by several states, to align with aspects of the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (TCFD) framework, a recognized framework of recommendations that were developed to enhance climate-related disclosures. The NAIC is also considering potential enhancements to existing regulatory tools relative to the solvency effects of climate which may be incorporated into the NAIC’s Financial Analysis Handbook, the Financial Condition Examiners Handbook and the ORSA Guidance Manual.

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

U.S. Federal Securities Regulation Affecting Insurance Operations

The U.S. federal securities laws are primarily intended to ensure the integrity of the financial markets and protect investors, and they generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Our variable and registered index-linked annuities products generally are “securities” within the meaning of federal securities laws and generally are required to be registered under the federal securities laws and are subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). In particular, we are subject to extensive regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940 and the SEC’s rules and regulations thereunder. Federal securities regulation also affects investment advice, sales and related activities with respect to these products. The SEC and FINRA may from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted.

On March 6, 2024, the SEC adopted new rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The new rules require disclosures of climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the audited financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement.

The final rules differ in several respects from the March 2022 rule proposal, including changes to the financial statement footnote disclosures as well as reductions to the scope of and number of registrants subject to the greenhouse gas emission disclosures.

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

In December 2022, SECURE Act 2.0 (“SECURE 2.0”) was enacted. SECURE 2.0 contains numerous significant changes for retirement plans, plan sponsors, and retirement plan providers. For example, SECURE 2.0 contains provisions related to, among many other things, increasing the required minimum distribution age, reducing required minimum distribution penalties, and removing required minimum distribution barriers for annuities. Many of the provisions in SECURE 2.0 went effective in 2023, but SECURE 2.0 will not be completely implemented until 2027. The Internal Revenue Service (“IRS”) has issued additional guidance addressing specific issues arising from the implementation of the provisions of SECURE 2.0.

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

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of personal information. In addition, we must comply with applicable privacy laws, regulations, and directives concerning the transfer or use of personal information. These laws, regulations, and directives also, among other things:

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

General regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators continue to focus on data privacy and cybersecurity, have communicated heightened expectations with respect to security and regulatory compliance, and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”) confers substantial privacy rights on individuals in the E.U. and establishes significant penalties for violations, and several international countries have adopted GDPR-like regulations. In the U.S., many states have adopted comprehensive privacy and data protection laws. Insurance regulatory activity related to privacy, data protection and cybersecurity also continues to increase. In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. Several states have either implemented the model law or are anticipated to implement it in the near future, or have otherwise adopted similar laws. The NAIC is also considering a new Consumer Privacy Protection Model Law (to replace the corresponding existing model law) that would include stronger provisions related to consumer rights, consent, and notification as well as third-party service agreements, data retention and deletion policies, and data sharing agreements.

In July 2023, the SEC adopted final rules requiring reporting companies to disclose material cybersecurity incidents and their processes regarding cybersecurity risk management, strategy, and governance. The following are the key requirements applicable to the Company: (i) current disclosure of material cybersecurity incidents on Form 8-K and (ii) Annual disclosure on Form 10-K of information about cybersecurity risk management, strategy, and governance.

See “Cybersecurity” contained in Item 1C for further information.

The Company actively monitors regulatory developments in these areas, and may be subject to increased compliance costs and regulatory requirements as they become effective. As our compliance obligations continue to grow with the introduction and enforcement of new laws, there may be an increased risk to the Company of regulatory enforcement actions or potentially private claims.

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

Taxation

U.S. Taxation

The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), intercompany cost allocations, and the deductibility of foreign taxes paid and accrued. The applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company's tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 9 to the Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

On August 16, 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The impact of the new law was not material to the Company for the year ended December 31, 2023 and is not expected to be material in future years.

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

Investment Risk

Our investment portfolios are subject to the risk of loss due to default or deterioration in credit quality or value. We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, mortgage loans, equity securities, and alternative assets, which include private equity, hedge funds, and real estate. We are also exposed to investment risk through a potential counterparty default.

Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and potentially non tax-deductible unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which are subject to change and different interpretation and could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see “Application of Critical Accounting Estimates” in Item 7 and Note 4 to the Financial Statements in Item 8 for further information.

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

Our investment portfolio may be impacted by the uncertain and evolving economic environment. In recent years, the financial markets have experienced periods of significant volatility and negative returns, contributing to an uncertain and evolving economic environment. The performance of the markets in the recent years has been impacted by several interrelating factors such as, but not limited to, the COVID-19 pandemic, rising inflation, changes in interest rates, geopolitical turmoil, and actions by governmental authorities. In addition, multiple bank failures in 2023 resulted in periods of market disruption and volatility and reduced confidence in depository institutions. While such bank failures did not significantly impact our business, if banks or other financial institutions with whom we do business were to enter into receivership or become insolvent in the future, there could be an adverse effect on our business and financial condition. It is not possible to predict the future performance of the markets with any certainty. The uncertain and evolving economic environment could increase the risk of loss on our investments.

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

Our exposure to interest rates can manifest over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will impact the spread between the amounts that we are required to pay under contracts and the rate of return we are able to earn on our general account investments supporting these contracts.

When interest rates decline or remain low we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.

Alternatively, when interest rates rise, we may not be able to replace the assets in our general account with the higher-yielding assets as quickly as needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress. In an attempt to curb rising inflation, the Federal Reserve and other central banks raised interest rates multiple times in 2023 and 2022. Rapid rises in interest rates may cause our interest maintenance reserve (“IMR”) to decrease or become negative if fixed income securities are sold at a capital loss. Recently, the NAIC issued temporary guidance that allows the admittance of 10 percent of negative IMR. Previous guidance disallowed all negative IMR; however, if our IMR balance becomes negative, our statutory surplus would still be affected negatively. The NAIC is deliberating on future, permanent guidance regarding the allowance of a negative IMR balance in statutory accounting. At this time, the outcome of this initiative is uncertain.

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

For a discussion of the Company's liquidity and sources and uses of liquidity see “Liquidity and Capital Resources ” in Item 7.

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

We may not adequately maintain information security. Organized cyber-attack activity continues to be a significant threat to the financial services sector, including the Company. Publicly-reported cybersecurity threats and incidents have dramatically increased in recent years, and financial services companies and their third-party service providers are increasingly the targets of cyber-attacks. The techniques used to attack systems and networks change frequently, are becoming more sophisticated, and can originate from a wide variety of sources. Protecting both “structured” and “unstructured” sensitive information is a constant need. However, the risks associated with cyber-attacks cannot be fully mitigated using technology or otherwise.

Risks associated with cyber-attacks come in numerous forms, such as the following:

•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password (i.e., phishing).
•The use of remote or flexible work arrangements, remote access tools, and mobile technology have expanded potential targets for cyber-attack.
•Wrongdoers often seek to encrypt data (i.e., ransomware) or disrupt communications (i.e., denial of service) for the purposes of extortion.
•Financial services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personal data or extort money.
•Nation-state sponsored organizations often engage in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
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
•There may be an increased risk of cyber-attacks during periods of geo-political or military conflict.
•It is possible that a cybersecurity incident could persist for an extended period of time without detection.

We have implemented a cybersecurity program to mitigate these and other cybersecurity risks, which includes a variety of technical and administrative controls. However, we cannot ensure that our cybersecurity program will be effective in preventing or mitigating all cybersecurity risks. A material cybersecurity incident could still occur, which could have a significant negative impact on our business. Although we maintain cyber-security insurance coverage against costs resulting from cybersecurity incidents, it is possible losses will exceed the amount available under our coverage.

See “Cybersecurity” contained with in Item 1C for further information regarding our cybersecurity program.

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
•The changing competitive landscape may adversely affect the Company. If we elect to begin selling new policies in the future, we may face intense competition from insurance companies and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players.

•We are exposed to risks related to climate conditions. Our business could be negatively impacted by increased costs, or financial losses on investments, arising from events related to climate conditions (i.e., long-term weather patterns). For example, climate conditions may produce changes in public policy, systemic risk to financial systems, short-term or long-term market disruptions, changes in mortality/morbidity experience, availability of reinsurance, changes in consumer behavior, business disruptions, more frequent and severe weather events, and increased regulatory requirements. Climate conditions could also impact the types of assets in which we invest. For example, regulators could require us to invest less in carbon-based industries, even if those investments produce better returns. In addition, real estate investments may expose us to greater climate risk, as changing climate conditions may negatively impact market prices or supply and demand, and may make damaging weather events more likely or frequent. We cannot predict with certainty the long-term impacts of changing climate conditions on our business.

•We are exposed to risks relating to the evolving landscape of ESG standards. Customers, regulators, and other market participants may evaluate our business or other practices according to a variety of ESG standards, expectations or metrics, all of which may evolve, may be subjective or underdeveloped in nature, and may reflect contrasting or conflicting values. Standard-setting organizations and regulators, including, but not limited to, the NAIC, SEC, and state insurance regulators, have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. For example, the NAIC has generally modified the Insurer Climate Risk Disclosure survey to align with aspects of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures ("TCFD") framework, a recognized framework of recommendations that were developed to enhance climate-related disclosures. In addition, the SEC has proposed new disclosure rules that, if adopted, would generally require a wide range of registered companies, including us, to prepare extensive disclosures and financial information on climate-related risk. Compliance with new regulations and regulatory developments may significantly increase our compliance costs. In addition, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters. Due to the sometimes conflicting, uncertain and subjective ESG regulatory and market environment, we may be seen as acting inconsistently with ESG standards or values from the perspective of certain customers, regulators or other constituents. As a result, we may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Program Overview

FLIAC prioritizes the security of its electronic information systems and the data residing therein. In order to respond to the risks posed by a variety of cybersecurity threats, including security breaches, cyber-attacks, and other cybersecurity incidents, FLIAC has implemented a Cybersecurity Program (the “Program”) managed by our Chief Information Security Officer (“CISO”) and the CISO’s Information Security Team. The Program is designed to protect and preserve the confidentiality, integrity, and continued availability of the electronic information systems that we own or use, and all electronic information owned by or in the care of the Company. The Program is based on industry leading frameworks including the National Institute of Standards and Technology (“NIST”) Cyber Security Framework (“CSF”) and NIST 800-53. The NIST CSF provides standards, guidelines, and best practices on managing cybersecurity risk and for the organization, improvement, and assessment of the Program.
The Program governs all FLIAC internal systems, as well as third parties providing service to the Company, and is based on the following five pillars:

•Identify - The first pillar of the Program is to identify the organization's critical assets, vulnerabilities, and potential threats. This involves conducting a thorough quantitative and qualitative risk assessment and asset inventory based on the organization's information systems, data repositories, and network infrastructure. Additionally, it involves categorizing and classifying the importance of different assets, assessing their potential impact on the organization if compromised, and identifying applicable regulatory compliance requirements.

•Protect - After identifying the assets and vulnerabilities, FLIAC applies comprehensive asset protection methods allowing for accurate risk mitigation techniques. This includes deploying a range of security controls such as firewalls, intrusion detection systems, antivirus software, encryption mechanisms, and access controls. The goal is to establish multiple layers of defense to prevent unauthorized access, data breaches, cyber-attacks, and other cybersecurity incidents. Employee awareness training and secure coding practices also fall under this component to ensure a culture of security throughout the Company.

•Detect – The Program focuses on the timely detection of any suspicious activities or security breaches. This involves implementing security monitoring systems, intrusion detection systems, and log analysis tools to continuously monitor network traffic, system logs, and user behavior. Real-time alerts and security incident management processes help in identifying potential security incidents promptly.

•Respond – If a security incident is detected, a response plan is triggered to minimize the impact and contain the threat. This component involves establishing an incident response team and defining incident response procedures. The team is trained to respond promptly, investigate the incident, mitigate the damage or harm, and restore normal operations. Communication plans, legal considerations, regulatory requirements, and coordination with external entities, like regulators, law enforcement, vendors and other key stakeholders, are also part of the response process.

•Recover - The final pillar of the Program focuses on recovering from a security incident and restoring normal operations. This includes activities such as system restoration, data recovery, and analyzing the incident to identify lessons learned and improve future incident response capabilities. It also involves assessing residual risks, updating security controls, and continuously monitoring and testing the Company's security posture to ensure readiness for potential future incidents.

Cybersecurity risk management under the Program is an integrated part of the Company’s overall management of operational risk, as described further below under “Cybersecurity Risk Management Governance.” The Company did not experience any material cybersecurity incidents during the period covered by this report. Nor did the Company identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, the Company recognizes that cybersecurity risks are constantly evolving, and the Company continuously monitors and adapts to these risks to protect its systems and data. It is possible that the Company will experience a material cybersecurity incident in the future. For more information on operational and cybersecurity risks, see “Item 1A. Risk Factors – Operational Risk” earlier in this report.

Vendor Risk Management

The Program seeks to ensure that each vendor (or third-party service provider) with whom the Company does business meets the Company’s standards for protecting and preserving the confidentiality, integrity, and continued availability of electronic information systems and data. The Company requires vendors to meet threshold requirements for cybersecurity controls, such as access controls, logging and monitoring, and encryption. The Company’s contracts with vendors require the implementation and maintenance of such controls, and obligate vendors to promptly report all cybersecurity incidents to the Company. Based on the overall risk level associated with a particular vendor, the Company’s contract with a service provider may require enhanced or heightened controls. The CISO’s Information Security Team performs risk-based initial and periodic due diligence of vendors, during which the Information Security Team evaluates, assesses, and otherwise reviews vendor cybersecurity controls. The results of such reviews are reported to the CISO. Any cybersecurity incidents involving vendors will be escalated and acted upon in accordance with the Program.

Cybersecurity Risk Management Governance

The CISO is responsible for managing the Program. The CISO reports to the Company’s Chief Information Officer and regularly engages with the Chief Risk Officer on matters related to the Program. Cybersecurity risks are evaluated by Company management alongside and consistent with other operational risks, with the CISO and the Information Security Team providing subject matter expertise on the identification, assessment, and tracking of cybersecurity risks under the Program. In addition, the Company regularly engages external consultants in connection with evaluating and enhancing the Program and the Company’s overall management of cybersecurity threats. For example, the Company engages external consultants to assist the Company in identifying evolving technologies and threats, developing action plans, performing penetration tests, conducting exercises, and conducting periodic reviews.

The Board of Directors (the “Board”) is responsible for oversight of the Company’s management of operational risks, including cybersecurity threats. The Board receives a comprehensive report at least annually from the Chief Information Officer and the CISO. The comprehensive annual report covers matters related to the Program, such as enhancements, incident reporting, performance metrics, status reports, oversight of third-party service providers, and the results of Program reviews, including exercises and response readiness assessments led by external consultants. The report also includes information about significant and emerging cybersecurity threats that may affect the Company. In addition to a comprehensive annual cybersecurity report, the Board receives periodic interim reports from the Chief Information Officer and the CISO. To the extent cybersecurity controls are related to internal controls over financial reporting, such controls are also considered in the context of Management’s annual assessment of the effectiveness of internal controls over financial reporting.

The CISO, supported by the Information Security Team, is responsible for implementing and managing the Program. The CISO has served in various roles in information technology and information security for over 25 years and has broad and extensive experience in multiple industries including financial services, healthcare, and higher education. The CISO holds a graduate degree in IT management and has attained the professional certifications of Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Boardroom Certified Qualified Technology Expert (QTE), and is a Distinguished Fellow with the Information Systems Security Association (ISSA).

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

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 contained in the “Notes to Financial Statements” contained in Item 8 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life. The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the year ended December 31, 2023, approximately $641 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of December 31, 2023 approximately 72 percent of account value (since the acquisition of the Company on April 1, 2022) attributable to Ceded Business within the novation program had been novated to Pruco Life. The Company does not expect significant novation activity during 2024.

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

Effective July 1, 2021, Pruco Life recaptured the risks related to its business, as discussed above, that had previously been reinsured to the Company from April 1, 2016 through June 30, 2021. The product risks related to the previously reinsured business that were being managed in the Company, were transferred to Pruco Life. In addition, management of the living benefit hedging program related to the previously reinsured living benefit riders, which was being managed in the Company, was transferred to Pruco Life. This transaction is referred to as the “2021 Variable Annuities Recapture” throughout this Item 7.

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

Accounting Policies & Pronouncements
Application of Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly. The following sections discuss the accounting policies applied in preparing the Company’s financial statements that management believes are/were most dependent on the application of estimates and assumptions and require management’s most difficult, subjective or complex judgments.

INSURANCE LIABILITIES

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

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Further information regarding these assumptions are below.

The following table summarizes the impact that could result on our insurance liabilities, related to our variable annuity products, which are recorded at fair value, from changes in certain key assumptions. The information below is for illustrative purposes and includes only the immediate hypothetical direct impact on December 31, 2023 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated.

December 31, 2023
Insurance Liabilities
(in millions)
Hypothetical change in insurance liabilities due to changes in actuarially-determined assumptions
Mortality
Increase by 1%	$(20)
Decrease by 1%	$20
Lapse
Increase by 10%	$(35)
Decrease by 10%	$35

Hypothetical change in insurance liabilities due to changes in capital market conditions
NPR credit spread
Increase by 50 basis points	$(199)
Decrease by 50 basis points	$249
Equity Volatility
Increase by 1%	$8
Decrease by 1%	$(7)

The impacts presented within the above table exclude the related impacts of our asset/liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. For information regarding the impacts related to changes in both interest rate and equity market movements, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. We evaluate our actuarial assumptions at least annually and update them, as appropriate, unless a material change that we feel is indicative of a long-term trend is observed in an interim period. Generally, we do not expect trends to change significantly in the short-term, and to the extent these trends may change, we expect such changes to be gradual over the long term. See Note 7 Insurance Liabilities within “Item 8 Financial Statements and Supplementary Data” for further discussion regarding the significant assumptions noted above as well as certain other significant assumptions not included in the above analysis.

VALUATION OF INVESTMENTS

Our investment portfolio consists of public and private fixed maturity securities, mortgage loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market.

We present at fair value in the statements of financial position our fixed maturity and equity securities, certain investments within “Other invested assets,” such as derivatives and the majority of our private equity partnership investments. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, and other investments, see Note 4 to the Financial Statements.

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

The primary drivers for the difference between the Successor Company's effective tax rate and the federal statutory rate during 2023 were the non-deductible goodwill impairment, nontaxable investment income associated with the Dividends Received Deduction (“DRD”), intercompany cost allocations, and the deductibility of foreign taxes paid and accrued.

Valuation Allowance on Deferred Tax Assets

As of December 31, 2023 the Company had a valuation allowance of $36 million with respect to realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery.

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

CHANGES IN FINANCIAL POSITION

December 31, 2023 to December 31, 2022 Comparison

Retained Business

Assets increased $680 million from $26,545 million at December 31, 2022 to $27,225 million at December 31, 2023. The increase was driven by a net increase in cash and investments resulting from the investment of proceeds from our repurchase agreement program. Also contributing to the increase were higher separate account assets due to market appreciation related to favorable equity market performance. Partially offsetting the increase in assets was the impairment of goodwill during the third quarter of 2023.

Liabilities increased $905 million from $24,958 million at December 31, 2022 to $25,863 million at December 31, 2023. The increase was primarily driven by higher liabilities associated with our repurchase agreement program and higher separate account liabilities, which corresponds with the increase in separate account assets discussed above. Also, contributing to the increase was the impact of the actuarial assumption update on insurance liabilities during the third quarter of 2023.
Equity decreased $225 million from $1,587 million at December 31, 2022 to $1,362 million at December 31, 2023, due primarily to a $176 million increase in the after-tax impact of our own-credit risk (OCR) on the fair value of insurance liabilities, reflected in accumulated other comprehensive loss. Also contributing to the decline in equity was a net loss of $4 million for the year ended December 31, 2023 and a reduction in additional paid-in capital related to a $45 million distribution to FGH as a result of updated information regarding certain tax assets related to the acquisition of FLIAC. See "Capital" within the "Liquidity and Capital Resources" herein Item 2 for further information regarding the distribution to FGH.

Ceded Business

Assets and liabilities both decreased $669 million from $4,997 million at December 31, 2022 to $4,328 million at December 31, 2023. The decrease in both assets and liabilities was due primarily to novation activity during 2023. See “Novation of Ceded Business” within the “Overview” section herein Item 7 for further information.

There was no equity within our Ceded Business at both December 31, 2022 and December 31, 2023 as the assets are fully offset by the liabilities.

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

LOSS FROM OPERATIONS BEFORE INCOME TAXES

Year ended December 31, 2023

Retained Business

The loss from operations before income taxes was $10 million. The primary drivers of the loss were investment losses, the actuarial assumption update, and the goodwill impairment. Partially offsetting this activity were policy charges and fee income, net investment income, and overall favorable movements in the fair value of insurance liabilities, excluding changes in OCR and the actuarial assumption update.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Nine months ended December 31, 2022

Retained Business

The loss from operations before income taxes of $320 million was driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates and derivatives losses on interest rate swaps which were partially offset by gains on equity options. Also contributing to the overall loss were elevated general, administrative and other expenses driven by acquisition-related expenses that we do not expect to recur in future periods.

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

REVENUES, BENEFITS, AND EXPENSES

Year ended December 31, 2023

Retained Business

Revenues were $190 million. The primary components of revenues were policy charges and fee income, net investment income, and asset management and service fees. Also included in revenues were investment losses related to derivatives, which were partially offset by gains related to fixed maturity securities.

Benefits and expenses were $200 million. The primary components of benefits and expenses were commission expense, general, administrative, and other expenses, and the goodwill impairment that was recorded in the third quarter of 2023. Also included in benefits and expenses were the impacts of favorable changes in the fair value of insurance liabilities, excluding changes in OCR, due to favorable interest rate and equity market movements. Partially offsetting the favorable changes were the impacts of the actuarial assumption update.

Ceded Business

As a result of the reinsurance agreements with Prudential Insurance and Pruco Life, revenues, which were comprised primarily of net investment losses, were fully offset by expenses, which were comprised of policyholder benefits and changes in the fair value of insurance liabilities.

Nine months ended December 31, 2022

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

Benefits and expenses were $44 million for the nine months ended December 31, 2022 and primarily driven by policyholders’ benefits offset by the decrease in the fair value of insurance liabilities. Also contributing to benefits and expenses for the period were general, administrative and other expenses driven by acquisition-related expenses that we do not expect to recur in future periods.

Ceded Business

As a result of the reinsurance agreements with Prudential Insurance and Pruco Life, revenues, which were comprised primarily of net investment losses, were fully offset by expenses, which were comprised of policyholder benefits and changes in the fair value of insurance liabilities.

RESULTS OF OPERATIONS - PREDECESSOR COMPANY

LOSS FROM OPERATIONS BEFORE INCOME TAXES

The following table illustrates the net impact on our results of operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the Asset Liability Management ("ALM") strategy, and the related amortization of DAC and other costs, for the periods indicated:

	Three Months Ended March 31	Year Ended December 31
	2022	2021
	in millions (1)
U.S. GAAP embedded derivative and hedging positions
Change in value of U.S.GAAP liability, pre-NPR(2)	$459	$5,752
Change in the NPR adjustment	156	(945)
Change in fair value of hedge assets, excluding capital hedges(3)	(392)	(3,224)
Change in fair value of capital hedges(4)	39	(900)
2021 Variable Annuities Recapture Impact	—	5,142
Other	218	1,201
Realized investment gains (losses), net, and related adjustments	480	7,026
Market experience updates(5)	(57)	180
Charges related to realized investments gains (losses), net	(97)	(215)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs(6)	$326	$6,991
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
(6)Excludes amounts from the changes in unrealized gains and losses from fixed income instruments recorded in other comprehensive income (versus net income) of $(70) million for the three months ended March 31, 2022 and $1,659 million for the year ended December 31, 2021.

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

Capital Contributions

FGH, the direct parent of the Company, may make additional capital contributions to FLIAC, as needed, to enable the Company to comply with its reserve requirements and fund expenses in connection with its business. FGH is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s annuity contracts and life insurance policies.

The Company did not receive capital contributions from FGH during the year ended December 31, 2023 or the nine months ended December 31, 2022. In addition, prior to the acquisition, the Predecessor Company did not receive capital contributions from PAI during the three months ended March 31, 2022 or the year ended December 31, 2021.

Returns of Capital and Dividends

The Successor Company made a distribution of $45 million to its parent, FGH, during the year ended December 31, 2023 after receiving updated information regarding certain tax assets related to the acquisition of FLIAC. The Successor Company did not return capital, including dividends, to FGH during the nine months ended December 31, 2022.

The Predecessor Company returned capital, including dividends, to its parent, PAI, for the periods indicated below.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of December 31, 2023 and 2022, the Company had liquid assets of approximately $6.2 billion and $6.1 billion, respectively, which includes $1.5 billion and $2.1 billion of modified coinsurance assets contained within the Ceded business, for each respective period. The portion of liquid assets comprised cash and cash equivalents and short-term investments was approximately $1.0 billion and $0.9 billion as of December 31, 2023 and 2022, respectively.

FLIAC entered into an intercompany liquidity agreement with FGH and its affiliates that allows the Successor Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates. During the year ended December 31, 2023, the Successor Company borrowed a cumulative total of $434 million from FGH under the agreement, all of which was repaid in full during the year, plus interest.

In November 2023, the Successor Company loaned $150 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2023.

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

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in “Other liabilities” in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in “Other liabilities” in our consolidated statement of financial position. As of December 31, 2023, the liabilities associated with our outstanding repurchase agreements were $967 million. There were no outstanding securities lending agreements as of December 31, 2023.

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
•Mortality and expense fees we receive on the base variable annuity contracts;
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

The Company also mitigates interest rate risk through a market value adjusted (“MVA”) provision on certain of the Company’s annuity products' fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to a MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from the calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our Retained Business financial assets, financial liabilities and derivatives using hypothetical scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates.

The following tables set forth the net estimated changes in fair value on these financial instruments from an immediate hypothetical 100 basis point upward and downward parallel shift. While the scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, hypothetical change that illustrates the potential impact of such events. These scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual change in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	Successor Company
	December 31, 2023
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities and Mortgage loans		$4,587	$468	$(388)
Liabilities
Retained Business
Derivatives	$33,434	$465	$(375)	$328
Insurance Liabilities
Variable annuity products		$2,556	$882	$(699)
			$507	$(371)

Net change			$(39)	$(17)

	Successor Company
	December 31, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities		$3,899	$516	$(411)

Liabilities
Retained Business
Derivatives	$12,131	$325	$(432)	$363
Insurance liabilities - Variable annuity products		2,665	948	(754)
Total			$516	$(391)

Net change			$—	$(20)
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

We estimate our equity risk from an immediate hypothetical 10 percent change in equity benchmark levels. The following table sets forth the net estimated potential change in fair value from such a change in certain of our Retained Business financial assets, financial liabilities, and derivatives. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they do represent near-term, hypothetical changes that illustrate the potential impact of such events. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the liability in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	Successor Company
	December 31, 2023
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Liabilities
Retained Business
Derivatives	$2,221	$257	$(364)	$275
Insurance Liabilities - Variable annuity products		2,556	392	(355)

Net change			$28	$(80)

	Successor Company
	December 31, 2022
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Assets
Retained Business
Derivatives	$5,023	$139	$(382)	$347

Liabilities
Retained Business
Insurance Liabilities
Variable annuities		2,665	367	(336)

Net change			$(15)	$11

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates and equity prices, including their use to alter interest rate exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the OTC market. See Note 6 to the Financial Statements for more information.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the pricing of these products at acquisition, including capital market assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortitude Life Insurance & Annuity Company
FINANCIAL STATEMENTS INDEX

Page

Management’s Annual Report on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	46
Statements of Financial Position as of December 31, 2023 and 2022 (Successor Company)	49
Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2023 (Successor Company), nine months ended December 31, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the year ended December 31, 2021 (Predecessor Company)	50
Statements of Equity for the year ended December 31, 2023 (Successor Company), nine months ended December 31, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the year ended December 31, 2021 (Predecessor Company)	51
Statements of Cash Flows for the year ended December 31, 2023 (Successor Company), nine months ended December 31, 2022 (Successor Company), the three months ended March 31, 2022 (Predecessor Company), and the year ended December 31, 2021 (Predecessor Company)	52
Notes to Financial Statements:
1 Business and Basis of Presentation	54
2 Significant Accounting Policies and Pronouncements	56
3 Segment Information	63
4 Fair Value of Assets and Liabilities	66
5 Investments	85
6 Derivatives and Hedging	90
7 Insurance Liabilities	96
8 Reinsurance	98
9 Income Taxes	102
10 Equity	106
11 Related Party Transactions	109
12 Statutory Net Income and Surplus and Dividend Restriction	114
13 Commitments, Contingent Liabilities and Litigation and Regulatory Matters	115
14 DAC, VOBA, and DSI - PREDECESSOR COMPANY	116

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Fortitude Life Insurance & Annuity Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2023, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Fortitude Life Insurance & Annuity Company and its subsidiary (Successor Company) (the “Company”) as of December 31, 2023 and December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for the year ended December 31, 2023 and for the nine months ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the nine months ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Retained Business Variable Annuity Contracts with Guaranteed Benefits, Included in Insurance Liabilities, at Fair Value

As described in Notes 2, 4, and 7 to the consolidated financial statements, as of December 31, 2023, the fair value of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value was $2.6 billion. Management elected the fair value option on the entirety of the insurance liabilities. The change in fair value of these liabilities is reported in several line items within revenues and benefits and expenses in the consolidated statement of operations and comprehensive income (loss). Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates.

The principal considerations for our determination that performing procedures relating to the valuation of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the retained business variable annuity contracts with guaranteed benefits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s internal models and aforementioned contractholder behavior assumptions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of retained business annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value; (ii) evaluating the appropriateness of management’s internal models; (iii) testing the completeness and accuracy of data used in the internal models; and (iv) evaluating the reasonableness of the aforementioned contractholder behavior assumptions. Evaluating the aforementioned contractholder behavior assumptions involved evaluating whether the assumptions used were reasonable considering industry knowledge and data, and historical Company data and experience. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s internal models and evaluating the reasonableness of the aforementioned contractholder behavior assumptions.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
March 14, 2024

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying statements of operations and comprehensive income (loss), of equity and of cash flows of Fortitude Life Insurance & Annuity Company (formerly Prudential Annuities Life Assurance Corporation) (Predecessor Company) (the “Company”) for the three months ended March 31, 2022 and for the year ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the three months ended March 31, 2022 and for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Financial Position
(in millions, except share data)

	Successor Company
	December 31
	2023	2022
ASSETS
Fixed maturity securities, at fair value	$5,210	$5,024
Equity securities, at fair value (cost: December 31, 2023 - $0; December 31, 2022 - $201)	—	175
Mortgage loans, at fair value	437	196
Short-term investments	21	42
Other invested assets (includes $141 and $430 of assets measured at fair value at December 31, 2023 and 2022, respectively)	211	450
Total investments	5,879	5,887
Cash and cash equivalents	940	872
Accrued investment income	60	52
Reinsurance recoverables, at fair value	206	235
Net modified coinsurance receivable, at fair value	—	18
Deposit asset, at fair value	438	607
Goodwill	—	93
Income taxes	99	50
Other assets: (Receivables from parent and affiliates: December 31, 2023 - $0; December 31, 2022 - $40)	61	127
Separate account assets, at fair value	23,870	23,601
TOTAL ASSETS	$31,553	$31,542

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$5,003	$5,546
Net modified coinsurance payable, at fair value	78	—
Liabilities associated with repurchase agreements and securities lending transactions	967	417
Other liabilities (Payables to parent and affiliates: December 31, 2023 - $10; December 31, 2022 - $3)	273	391
Separate account liabilities, at fair value	23,870	23,601
Total liabilities	$30,191	$29,955

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,714	1,759
Retained deficit	(290)	(286)
Accumulated other comprehensive income (loss)	(65)	111
Total equity	1,362	1,587
TOTAL LIABILITIES AND EQUITY	$31,553	$31,542

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Successor Company		Predecessor Company
	Year Ended December 31	Nine Months Ended December 31	Three Months Ended March 31	Year Ended December 31
	2023	2022		2021
REVENUES
Premiums	$27	$19	$8	$37
Policy charges and fee income	456	365	97	1,232
Net investment income	315	255	99	490
Asset management and service fees	91	71	20	255
Other income (loss)	1	7	(19)	(554)
Investment gains (losses), net	(310)	(1,907)	481	7,489
TOTAL REVENUES	580	(1,190)	686	8,949

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	340	(1,010)	—	—
Policyholder benefits	—	—	26	(220)
Interest credited to policyholder account balances	—	—	85	640
Amortization of deferred policy acquisition costs	—	—	104	380
Commission expense	90	65	35	1,573
Goodwill impairment	93	—	—	—
General, administrative and other expenses	67	75	3	317
TOTAL BENEFITS AND EXPENSES	590	(870)	253	2,690
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(10)	(320)	433	6,259
Less: Income tax expense (benefit)	(6)	(34)	77	1,294
NET INCOME (LOSS)	$(4)	$(286)	$356	$4,965
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(223)	140	—	—
Net unrealized investment losses	—	—	(561)	(1,725)
Total	(223)	140	(561)	(1,725)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(47)	29	(118)	(362)
Other comprehensive income (loss), net of taxes	(176)	111	(443)	(1,363)
COMPREHENSIVE INCOME (LOSS)	$(180)	$(175)	$(87)	$3,602

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Equity
(in millions)

Successor Company
Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, April 1, 2022	$3	$1,759	$—	$—	$1,762
Comprehensive income (loss):
Net loss	—	—	(286)	—	(286)
Other comprehensive income, net of tax	—	—	—	111	111
Total comprehensive loss					(175)
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive loss:
Net loss	—	—	(4)	—	(4)
Other comprehensive loss, net of tax	—	—	—	(176)	(176)
Total comprehensive loss					(180)
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362

	Predecessor Company
	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$3	$4,383	$(3,217)	$1,533	$2,702
Return of capital	—	(3,813)	—	—	(3,813)
Dividend to parent	—	—	(831)	—	(831)
Assets purchased/transferred from/to affiliates	—	22	—	—	22
Comprehensive income (loss):
Net income	—	—	4,965	—	4,965
Other comprehensive loss, net of tax	—	—	—	(1,363)	(1,363)
Total comprehensive income					3,602
Balance, December 31, 2021	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive income (loss):
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, March 31, 2022	$3	$286	$1,273	$(273)	$1,289

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company
Audited Consolidated Statements of Cash Flows
(in millions)

	Successor Company		Predecessor Company
	Year Ended December 31	Nine Months Ended December 31	Three Months Ended March 31	Year Ended December 31
	2023	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4)	$(286)	$356	$4,965
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	310	1,907	(481)	(7,489)
Goodwill impairment	93	—	—	—
Interest credited to policyholders’ account balances	—	—	85	640
Other, net	(30)	(24)	2	3
Change in:
Insurance liabilities, at fair value	(568)	(7,751)	—	—
Deposit asset, at fair value	169	1,989	—	—
Net modified coinsurance receivable, at fair value	587	4,685	—	—
Future policy benefits	—	—	60	642
Accrued investment income	(11)	(21)	1	60
Deferred policy acquisition costs	—	—	104	3,466
Income taxes	(9)	184	142	896
Reinsurance recoverables	29	15	(39)	(33)
Derivatives, net	(584)	(220)	(1,079)	(2,623)
Other, net	3	(14)	(40)	(1,223)
Cash flows from (used in) operating activities	(15)	464	(889)	(696)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	500	3,362	—	—
Fixed maturities, available-for-sale	—	—	422	9,400
Fixed maturities, trading	—	—	—	2,086
Equity securities	—	—	95	56
Secured receivable	—	60	—	—
Mortgage and other loans	116	6	39	338
Other invested assets	387	4	1	53
Short-term investments	94	301	795	464
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(783)	(4,312)	—	—
Fixed maturities, available-for-sale	—	—	(751)	(5,833)
Fixed maturities, trading	—	—	—	(5,392)
Equity securities	—	(11)	—	(101)
Secured receivable	—	(7)	—	—
Mortgage and other loans	(369)	(203)	(13)	(1,267)
Other invested assets	(52)	(345)	—	(225)
Short-term investments	(88)	(42)	(94)	(1,023)
Notes receivable from parent and affiliates, net	—	—	—	51
Derivatives, net	—	—	3	(84)
Other, net	3	(1)	—	—
Cash flows from (used in) investing activities	(192)	(1,188)	497	(1,477)

Fortitude Life Insurance & Annuity Company Audited Consolidated Statements of Cash Flows (Continued) (in millions)
	Successor Company		Predecessor Company
	Year Ended December 31	Nine Months Ended December 31	Three Months Ended March 31	Year Ended December 31
	2023	2022		2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Policyholder's account deposits (withdrawals)	(197)	(176)	62	4,602
Cash collateral for loaned securities	(106)	(99)	205	—
Repayments of debt (maturities longer than 90 days)	—	—	—	(300)
Net decrease in short-term borrowing	—	—	—	(120)
Drafts outstanding	19	(7)	(7)	(3)
Distribution to parent	(45)	—	(306)	(1,057)
Repurchase agreements	604	300	—	—
Other, net	—	—	—	(2)
Cash flows from (used in) financing activities	275	18	(46)	3,120
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68	(706)	(438)	947
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	872	1,578	2,016	1,069
CASH AND CASH EQUIVALENTS, END OF YEAR	$940	$872	$1,578	$2,016
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$4	(217)	N/A	$398
Interest paid	$2	—	N/A	$8
Significant Non-Cash Transactions

During the year ended December 31, 2023 and the nine months ended December 31, 2022, the Successor Company had novations within its Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company, a subsidiary of Prudential Financial, Inc., that resulted in non-cash transactions of $491 million and $4,635 million, respectively, of investments with a corresponding offset of $(491) million and $(4,635) million, respectively, to the modified coinsurance payable, which is presented on a net basis with the modified coinsurance receivable in the consolidated statement of cash flows and consolidated statement of financial position.

Also during the year ended December 31, 2023, the Successor Company received a net $52 million of fixed maturity securities as collateral, on a non-cash basis, related to liabilities associated with repurchase agreements.

There were no significant non-cash transactions for the three months ended March 31,2022.

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

See Notes to Financial Statements

Fortitude Life Insurance & Annuity Company

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

Basis of Presentation

The Audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting financial information in accordance with instructions to Form 10-K and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying Audited Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of FLIAC. All intercompany transactions have been eliminated in consolidation. The financial statements of the Predecessor Company were not consolidated as it was a single entity prior to acquisition.

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

Fortitude Life Insurance & Annuity Company

During 2022, the following measurement period adjustments were made which impacted the initial bargain purchase gain:

•An increase to the preliminary purchase consideration by $1 million, which was comprised of an increase of $4 million related to the cash transferred for the purchase price offset by a decrease of $3 million related to the estimated cash reimbursement to the seller for transaction costs incurred. The final purchase consideration of the acquisition was $1,762 million.
•A reduction of $97 million in the deferred tax asset that it previously recognized on its acquisition-date balance sheet.

The net impact of these adjustments resulted in a change from the preliminary bargain purchase gain of $5 million at April 1, 2022 to a goodwill amount of $93 million. The entire goodwill balance was allocated to the Retained Business segment.

Also during 2022, the Successor Company made the following corrections to the previously reported fair value of assets acquired and liabilities assumed at the acquisition date. These corrections had no impact to net assets acquired, consideration paid, or goodwill.

•$94 million decrease to Reinsurance recoverables;
•$63 million increase to Net modified coinsurance receivable;
•$19 million decrease to Deposit asset; and
•$50 million decrease to Insurance liabilities.

The following table summarizes the final fair value of assets acquired and liabilities assumed at the acquisition date and represents amounts recognized for each major class of assets and liabilities, after application of push-down accounting.

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

Fortitude Life Insurance & Annuity Company

The goodwill impairment was primarily driven by unfavorable actuarial assumption updates, as compared to its initial projections, related to the determination of the fair value of its insurance liabilities, and lower overall projected future earnings as a result of capital market volatility. See Note 7 for further information regarding the actuarial assumption update.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

SUCCESSOR COMPANY

Fair Value Option

We have elected to apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance liabilities, and associated reinsurance activity with how we manage the business. See Note 4 for further information.

Description of Significant Accounting Policies

ASSETS

Fixed maturity securities, at fair value - We have elected the fair value option on the entirety of our fixed maturity securities portfolio. Accordingly, realized and unrealized gains and losses on these investments are reported in “Investment gains (losses), net” on the statement of operations. Investments in fixed maturity securities are recorded on a trade-date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets.

Interest income, which includes prepayment premiums and the amortization of premium/accretion of discount, is reported in “Net investment income” on the consolidated statement of operations and is calculated under the effective yield method. For certain structured securities, recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations. For structured securities that are not of high credit quality, the yields are based on cash flows which take into account both expected losses and prepayments.

Equity securities, at fair value - We have elected the fair value option on the entirety of our equity securities portfolio. Accordingly, realized and unrealized gains and losses on these investments are reported in “Investment gains (losses), net” on the consolidated statements of operations. Dividend income is reported on the ex-dividend date and is included in “Net investment income” on the consolidated statement of operations.

Mortgage loans, at fair value - We have elected the fair value option on the entirety of our mortgage loans portfolio which are comprised of commercial and residential mortgage loans. Interest income and prepayment fees are included in “Net investment income” on the consolidated statements of operations. Realized and unrealized gains and losses on these investments are reported in “Investments gains (losses), net” on the consolidated statements of operations.

Short-term investments - These investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value and include short-term debt securities issued by government sponsored or corporate entities.

Other invested assets - These investments primarily consist of the following:

•Limited partnerships and limited liability companies (“LPs/LLCs”) - Interests in LPs/LLCs are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other than temporary impairment), the Company uses financial information provided by the investee. For the investments reported at fair value with changes in fair value reported in current earnings, which are primarily comprised of private equity investments, the associated realized and unrealized gains and losses are reported in “Net investment income” on the consolidated statement of operations.

Fortitude Life Insurance & Annuity Company

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

Cash and cash equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, and other debt instruments with maturities of three months or less when purchased.

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

The Company filed tax returns for the period beginning the day after the acquisition date through December 31, 2022, and any resulting tax liability for the period is the responsibility of the Company. Pursuant to the acquisition agreement, any tax examinations and resulting tax liability for the Predecessor Company will be the sole responsibility of PAI.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Consolidated Statements of Operations. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.

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

See Note 9 for additional information regarding income taxes.

Fortitude Life Insurance & Annuity Company

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

During the third quarter of 2023, the Company determined that the goodwill associated with its Retained Business was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill as of December 31, 2023. See Note 1 for further information.

Other assets consists primarily of accruals for asset management and service fees and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other assets also includes receivables from the Company’s parent and affiliates.

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

The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s consolidated statements of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income” in the consolidated statements of operations. Asset management and service fees charged to the accounts are included in “Asset management and service fees” in the consolidated statements of operations. See also “Separate account liabilities” below.

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

Net modified coinsurance receivable/payable - We have elected the fair value option on the entirety of our modified coinsurance agreement receivables and payables. Modified coinsurance receivables represent the reserve credits for the insurance liabilities covered under the reinsurance agreement with Pruco Life regarding our variable annuity base contracts with guaranteed benefits. The modified coinsurance receivable is recorded to match the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our modified coinsurance receivable is determined by the fair value calculation of our insurance liabilities. See discussion regarding the significant accounting policies of insurance liabilities further below. Similarly, the modified coinsurance payable primarily represents the fair value of the assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is calculated to match the fair value of the assets under the reinsurance agreement. The modified coinsurance agreement receivables and payables are presented on a net basis within the consolidated statements of financial position.

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

Fortitude Life Insurance & Annuity Company

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

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We evaluate, and update when applicable, our actuarial assumptions such as mortality and policyholder behavior assumptions, on an annual basis. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

Liabilities related to repurchase agreements and securities lending transactions:

Securities repurchase agreements are used primarily to invest in higher yielding assets. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party and receives cash as collateral. Securities repurchase agreements that satisfy certain criteria are treated as secured borrowing arrangements. These agreements are carried at the amounts at which the securities will be subsequently reacquired, as specified in the respective transactions. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated financial institutions. Income and expenses related to these transactions, all of which are used to earn spread income, are reported within “Net investment income”.

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

Other liabilities consists primarily of accrued expenses, technical overdrafts, payables resulting from purchases of securities that had not yet settled at the balance sheet date, and payables to the Company’s parent and affiliates. Other liabilities may also include derivative instruments for which fair values are determined as described below under “Other Accounting Policies”.

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

Fortitude Life Insurance & Annuity Company

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

Amounts received as payment for variable annuities and other contracts without life contingencies are reported as deposits to “Insurance liabilities” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” on the consolidated statements of operations and consist primarily of fees assessed during the period against the policyholders’ account balances for policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investments in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally recorded when received. Benefits and expenses for these products include claims in excess of related account balances and expenses of contract administration.

Asset management and service fees principally include asset-based asset management fees, which are recognized in the period in which the services are performed.

Other income primarily includes foreign exchange gains and losses related to certain currency derivatives and the associated hedged items. Also included in other income are realized and unrealized activity related to certain private equity investments that are reported in “Other invested assets”.

Investment gains (losses), net includes unrealized and realized gains or losses on various investment classes, as outlined above, and also includes non-foreign exchange-related derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations, and changes in fair value of the derivative instruments. For the Predecessor Company, derivative gains or losses also include changes in embedded derivatives.

Fortitude Life Insurance & Annuity Company

OTHER ACCOUNTING POLICIES

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk (“NPR”) used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company's OTC derivatives are cleared and settled through central clearing counterparties, while others are bilateral contracts between the Company and a counterparty. Derivative positions are carried at fair value, generally by obtaining quoted market prices or a third-party valuation.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Successor Company does not designate any new derivatives as instruments that qualify for hedge accounting treatment. Accordingly, all realized and unrealized changes in the fair value of derivatives for Successor Company periods are recorded in current earnings within either “Investment gains (losses), net” or “Other income” on the consolidated statements of operations. Cash flows related to derivatives that function as economic hedges are classified in the consolidated statements of cash flows following the classification of the cash flows of the economically-hedged items.

Derivatives are recorded either as assets, within “Other invested assets,” or as liabilities, within “Other liabilities” on the consolidated statements of financial positions. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. Cash collateral posted in excess of derivative liabilities and cash collateral received in excess of derivative assets are recorded within “Other invested assets” and “Other liabilities”, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting standard updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2023 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Effective ASUs as of December 31, 2023

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

ASU issued but not yet adopted as of December 31, 2023

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update will also require expanded disclosures regarding the chief operating decision maker (CODM) and the information they are provided when assessing segment performance and allocating resources.
		Annual reporting periods beginning January 1, 2024, and interim reporting periods beginning January 1, 2025.	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.
		Annual reporting periods beginning January 1, 2025.	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.

Fortitude Life Insurance & Annuity Company

3.    SEGMENT INFORMATION
FLIAC has two reportable segments, which we refer to as the “Retained Business” and the “Ceded Business.”

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to The Prudential Insurance Company of America (“Prudential Insurance”) and Pruco Life Insurance Company (“Pruco Life”) under existing coinsurance and modified coinsurance agreements. See Note 8 for further information.

The following is the consolidated balance sheet by segment:

	December 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,680	$1,199	$5,879
Cash and cash equivalents	534	406	940
Accrued investment income	51	9	60
Reinsurance recoverables	—	206	206
Deposit asset	—	438	438
Income taxes	99	—	99
Other assets	61	—	61
Separate account assets	21,800	2,070	23,870
TOTAL ASSETS	$27,225	$4,328	$31,553

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,835	$2,168	$5,003
Net modified coinsurance payable	—	78	78
Liabilities associated with repurchase agreements and securities lending transactions	967	—	967
Other liabilities	261	12	273
Separate account liabilities	21,800	2,070	23,870
TOTAL LIABILITIES	25,863	4,328	30,191

EQUITY	1,362	—	1,362
TOTAL LIABILITIES AND EQUITY	$27,225	$4,328	$31,553

During the third quarter of 2023, the Company determined that the goodwill associated with its Retained Business was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill as of September 30, 2023. See Note 1 for further information.

Fortitude Life Insurance & Annuity Company

	December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,257	$1,630	$5,887
Cash and cash equivalents	433	439	872
Accrued investment income	41	11	52
Reinsurance recoverables	—	235	235
Net modified coinsurance receivable	—	18	18
Deposit asset	—	607	607
Goodwill	93	—	93
Income taxes	50	—	50
Other assets	113	14	127
Separate account assets	21,558	2,043	23,601
TOTAL ASSETS	$26,545	$4,997	$31,542

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,941	$2,605	$5,546
Liabilities associated with repurchase agreements and securities lending transactions	311	106	417
Other liabilities	148	243	391
Separate account liabilities	21,558	2,043	23,601
TOTAL LIABILITIES	24,958	4,997	29,955

EQUITY	1,587	—	1,587
TOTAL LIABILITIES AND EQUITY	$26,545	$4,997	$31,542

Fortitude Life Insurance & Annuity Company

The following is the consolidated comprehensive loss by segment. Historical information related to the Predecessor company has not been revised or provided and is not comparable following the election of push-down accounting as of April 1, 2022.

	Year Ended December 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$27	$—	$27
Policy charges and fee income	456	—	456
Net investment income	240	75	315
Asset management and service fees	91	—	91
Other income (loss)	(1)	2	1
Investment gains (losses), net	(623)	313	(310)
TOTAL REVENUES	190	390	580

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(50)	390	340
Commission expense	90	—	90
Goodwill impairment	93	—	93
General, administrative and other expenses	67	—	67
TOTAL BENEFITS AND EXPENSES	200	390	590
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10)	—	(10)
Less: Income tax benefit	(6)	—	(6)
NET LOSS	$(4)	$—	$(4)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(223)	—	(223)
Less: Income tax benefit	(47)	—	(47)
Other comprehensive loss, net of taxes	(176)	—	(176)
COMPREHENSIVE LOSS	$(180)	$—	$(180)

Fortitude Life Insurance & Annuity Company

	Nine Months Ended December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$19	$—	$19
Policy charges and fee income	365	—	365
Net investment income	125	130	255
Asset management and service fees	71	—	71
Other income	5	2	7
Investment losses, net	(861)	(1,046)	(1,907)
TOTAL REVENUES	(276)	(914)	(1,190)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(96)	(914)	(1,010)
Commission expense	65	—	65
General, administrative and other expenses	75	—	75
TOTAL BENEFITS AND EXPENSES	44	(914)	(870)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(320)	—	(320)
Less: Income tax benefit	(34)	—	(34)
NET LOSS	$(286)	$—	$(286)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	140	—	140
Less: Income tax expense	29	—	29
Other comprehensive income, net of taxes	111	—	111
COMPREHENSIVE LOSS	$(175)	$—	$(175)

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

Fortitude Life Insurance & Annuity Company

Fair Value Option Election

As discussed in Note 2, we have elected to adopt the fair value option for several of our financial assets and liabilities. The following are the financial assets and liabilities for which we have elected the fair value option:

•Fixed maturity securities
•Equity securities
•Mortgage loans
•Reinsurance recoverables
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
	December 31, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$581	$—	$—	$581
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,762	—	—	2,762
U.S. corporate private securities	—	146	245	—	391
Foreign corporate public securities	—	150	—	—	150
Foreign corporate private securities	—	31	57	—	88
Asset-backed securities (2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	131	5	—	136
Total fixed maturity securities	—	4,649	553	—	5,202
Mortgage loans (3)	—	—	437	—	437
Short-term investments	—	17	4	—	21
Cash and cash equivalents	940	—	—	—	940
Other invested assets (4)	—	811	—	(694)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	940	5,477	1,638	(694)	7,361
Separate account assets	—	23,870	—	—	23,870
Total assets	$940	$29,347	$1,638	$(694)	$31,231
Liabilities
Insurance liabilities	$—	$—	$5,003	$—	$5,003
Other liabilities - derivatives	71	1,230	—	(1,207)	94
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	23,870	—	—	23,870
Total liabilities	$71	$25,100	$5,081	$(1,207)	$29,045
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage loans was de minimis.
(4)Other invested assets within the above chart are comprised of derivative assets and cash collateral posted in excess of derivative liabilities.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2023 the fair values of private equity funds and fixed maturity securities were $24 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Retained Business:

	Successor Company
	December 31, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$506	$—	$—	$506
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
U.S. corporate public securities	—	2,099	—	—	2,099
U.S. corporate private securities	—	—	244	—	244
Foreign corporate public securities	—	124	—	—	124
Foreign corporate private securities	—	—	56	—	56
Asset-backed securities (2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	23	5	—	28
Total fixed maturity securities	—	3,599	551	—	4,150
Mortgage loans (3)	—	—	437	—	437
Cash and cash equivalents	534	—	—	—	534
Other invested assets (4)	—	638	—	(638)	—
Subtotal excluding separate account assets	534	4,237	988	(638)	5,121
Separate account assets	—	21,800	—	—	21,800
Total assets	$534	$26,037	$988	$(638)	$26,921
Liabilities
Insurance liabilities	$—	$—	$2,835	$—	$2,835
Other liabilities - derivatives	71	1,174	—	(1,151)	94
Separate account liabilities	—	21,800	—	—	21,800
Total liabilities	$71	$22,974	$2,835	$(1,151)	$24,729

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage loans was de minimis.
(4)Other invested assets within the above chart are comprised of derivative assets.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2023 the fair values of private equity funds and fixed maturity securities were $24 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Ceded Business:

	Successor Company
	December 31, 2023
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$75	$—	$—	$75
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	663	—	—	663
U.S. corporate private securities	—	146	1	—	147
Foreign corporate public securities	—	26	—	—	26
Foreign corporate private securities	—	31	1	—	32
Residential mortgage-backed securities	—	108	—	—	108
Total fixed maturity securities	—	1,050	2	—	1,052
Short-term investments	—	17	4	—	21
Cash and cash equivalents	406	—	—	—	406
Other invested assets(3)	—	173	—	(56)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	406	1,240	650	(56)	2,240
Separate account assets	—	2,070	—	—	2,070
Total assets	$406	$3,310	$650	$(56)	$4,310
Liabilities
Insurance liabilities	$—	$—	$2,168	$—	$2,168
Other liabilities - derivatives	—	56	—	(56)	—
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	2,070	—	—	2,070
Total liabilities	$—	$2,126	$2,246	$(56)	$4,316

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
	(in millions)
Total Business
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$696	$—	$—	$696
Obligations of U.S. states and their political subdivisions	—	166	—	—	166
Foreign government bonds	—	5	—	—	5
U.S. corporate public securities	—	2,796	—	—	2,796
U.S. corporate private securities	—	144	146	—	290
Foreign corporate public securities	—	211	—	—	211
Foreign corporate private securities	—	31	36	—	67
Asset-backed securities(2)	—	377	155	—	532
Commercial mortgage-backed securities	—	43	—	—	43
Residential mortgage-backed securities	—	218	—	—	218
Total Fixed Maturity Securities	$—	$4,687	$337	$—	$5,024
Equity securities	175	—	—	—	175
Mortgage loans (3)	—	—	196	—	196
Short-term investments	—	42	—	—	42
Cash and cash equivalents	872	—	—	—	872
Other invested assets(4)	46	621	—	(582)	85
Deposit asset	—	—	607	—	607
Reinsurance recoverables	—	—	235	—	235
Net modified coinsurance receivable	—	—	18	—	18
Subtotal excluding separate account assets	1,093	5,350	1,393	(582)	7,254
Separate account assets	—	23,601	—	—	23,601
Total assets	$1,093	$28,951	$1,393	$(582)	$30,855
Liabilities
Insurance liabilities	—	—	5,546	—	5,546
Other liabilities - derivatives	—	1,076	—	(875)	201
Separate account liabilities	—	23,601	—	—	23,601
Total liabilities	$—	$24,677	$5,546	$(875)	$29,348

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2022, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage loans was de minimis.
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
	(in millions)
Retained Business
Assets
Fixed Maturity Securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$582	$—	$—	$582
Obligations of U.S. states and their political subdivisions	—	136	—	—	136
U.S. corporate public securities	—	2,018	—	—	2,018
U.S. corporate private securities	—	—	146	—	146
Foreign corporate public securities	—	122	—	—	122
Foreign corporate private securities	—	—	36	—	36
Asset-backed securities(2)	—	358	155	—	513
Commercial mortgage-backed securities	—	43	—	—	43
Residential mortgage-backed securities	—	20	—	—	20
Total Fixed Maturity Securities	$—	$3,279	$337	$—	$3,616
Mortgage loans	—	—	196	—	196
Short-term investments	—	3	—	—	3
Cash and cash equivalents	433	—	—	—	433
Other invested assets(3)	46	386	—	(347)	85
Subtotal excluding separate account assets	479	3,668	533	(347)	4,333
Separate account assets	—	21,558	—	—	21,558
Total assets	$479	$25,226	$533	$(347)	$25,891
Liabilities
Insurance liabilities	—	—	2,941	—	2,941
Other liabilities - derivatives	—	602	—	(602)	—
Separate account liabilities	—	21,558	—	—	21,558
Total liabilities	$—	$22,160	$2,941	$(602)	$24,499

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

Fixed Maturity Securities – Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value. Market price data is generally obtained from dealer markets. We employ multiple independent third-party valuation service providers that gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation service providers are reviewed and understood by management, through periodic discussion with and information provided by the independent third-party valuation service providers, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated, as needed, for new financial products.

When observable price quotations are not available, indicative broker quotes, asset manager pricing, or third-party valuation specialist pricing is used for valuation. Fair value can be determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of comparable securities, adjusted for illiquidity and structure. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private investments. Asset manager overrides and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

Derivative Instruments (Other invested assets and other liabilities) – The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, liquidity and other factors.

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

Equity securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies and privately traded securities. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy.

Mortgage loans – Fair value for mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on the asset manager’s internally developed methodology.

Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk.

Fortitude Life Insurance & Annuity Company

Cash and cash equivalents – Cash and cash equivalents, including certain money market instruments, are primarily valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1.

Short-term investments - Fair values of short term investments are generally based on market observable inputs and are primarily classified as Level 2.

Separate account assets and liabilities – Separate account assets include fixed maturity securities, treasuries, equity securities, and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” “Equity Securities”. Mutual funds within the separate accounts that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees.

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

Insurance liabilities – Our insurance liabilities are primarily comprised of guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These are optional riders that are added to the base variable annuity contract, which includes Mortality and Expense charges (M&E) and contract charges. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, M&E charges, contract charges and the anticipated future reimbursement of certain asset management fees. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

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

Fortitude Life Insurance & Annuity Company

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 assets and liabilities, which includes only those financial instruments for which information about the inputs is reasonably available to the Company.

	Successor Company
	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$203	Discounted cash flow	Discount rate	5.19%	9.36%	6.93%	Decrease

Foreign corporate private securities	36	Discounted cash flow	Discount rate	4.65%	6.78%	5.72%	Decrease

Asset-backed securities	107	Discounted cash flow	Discount rate	6.37%	12.17%	7.96%	Decrease
	113	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	220

Mortgage loans
Residential mortgage loans	361	Level yield	Market yield	6.43%	11.61%	7.94%	Decrease
Commercial mortgage loans	76	Discounted cash flow	Discount rate	5.87%	7.15%	6.72%	Decrease
Total Mortgage loans	437

Ceded business
Deposit asset	438	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	206	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business (1)	$2,835	Discounted cash flow	Equity volatility curve	15%	25%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.00%	1.94%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Ceded business (1)	2,168	Discounted cash flow	Equity volatility curve	15%	25%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.00%	1.73%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Net modified coinsurance payable	78	Fair values are determined using the same unobservable inputs as insurance liabilities.

Fortitude Life Insurance & Annuity Company

Excluded from the above chart are certain level 3 assets that were valued by an external vendor using broker prices and for which the unobservable inputs were not readily available. As of December 31, 2023, $41 million, $20 million, $26 million, $5 million of U.S corporate private securities, foreign corporate private securities, asset-backed securities, and residential mortgage-backed securities, respectively, were excluded from Retained business assets under this criteria. As of December 31, 2023, $1 million, $1 million, and $4 million of U.S. corporate private securities, foreign corporate private securities, and short-term investments, respectively, were excluded from Ceded business assets under this criteria.

	Successor Company
	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)

	(in millions)
Assets:
Retained business
U.S. corporate private securities	$146	Discounted cash flow	Discount rate	4.75%	8.03%	6.56%	Decrease
Foreign corporate public securities	36	Discounted cash flow	Discount rate	4.33%	6.38%	5.36%	Decrease
Asset-backed securities	155	Discounted cash flow	Discount rate	7.19%	8.51%	7.94%	Decrease
Mortgage loans
Residential mortgage loans	161	Level yield	Market yield	5.75	9.97	8.40	Increase
Commercial mortgage loans	35	Trade price	Trade price	N/A	N/A	N/A	Increase
Total Mortgage loans	196
Ceded business
Deposit asset	607	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	235	Fair values are determined using the same unobservable inputs as insurance liabilities.
Net modified coinsurance receivable	18	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Retained business
Insurance liabilities (1)	$2,941	Discounted cash flow	Equity volatility curve	19.5%	26%		Increase
			Lapse rate	1%	20%		Decrease
			Spread over risk free	0.00%	2.43%		Decrease
			Utilization rate	92.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease
Ceded business
Insurance liabilities (1)	$2,605	Discounted cash flow	Equity volatility curve	19.5%	26%		Increase
			Lapse rate	1%	20%		Decrease
			Spread over risk free	0.00%	2.21%		Decrease
			Utilization rate	92.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease
(1) See Note 7 - Insurance liabilities for further discussion regarding the unobservable inputs noted above.
(2) The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2023, the minimum withdrawal rate assumption is 88% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Fortitude Life Insurance & Annuity Company

	Successor Company
	Year Ended December 31, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$1	$72	$—	$—	$(1)	$—	$26	$—	$244	$1
Foreign corporate private securities	36	—	20	—	—	—	—	—	—	56	—
Residential mortgage-backed securities	—	—	5	—	—	—	—	—	—	5	—
Asset-backed securities	155	1	93	—	—	(3)	—	—	—	246	1
Mortgage loans
Residential mortgage loans	161	—	326	—	—	(126)	—	—	—	361	—
Commercial mortgage loans	35	(2)	43	—	—	—	—	—	—	76	(2)
Ceded Business
U.S. corporate private securities	—	—	1	—	—	—	—	—	—	1	—
Foreign corporate private securities	—	—	11	—	—	(10)	—	—	—	1	—
Short-term investments	—	—	4	—	—	—	—	—	—	4	—
Deposit asset	607	(12)	—	—	—	—	(157)	—	—	438	—
Reinsurance recoverables	235	(29)	—	—	—	—	—	—	—	206	—
Net modified coinsurance receivable (payable)	18	(96)	—	—	—	—	—	—	—	(78)	—

Fortitude Life Insurance & Annuity Company

	Successor Company
	Nine Months Ended December 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$—	$(6)	$152	$—	$—	$—	$—	$—	$—	$146	$(6)
Foreign corporate private securities	—	(10)	46	—	—	—	—	—	—	36	(10)
Asset-backed securities	—	(5)	160	—	—	—	—	—	—	155	(5)
Mortgage loans
Residential mortgage loans	—	—	168	—	—	(7)	—	—	—	161	—
Commercial mortgage loans	—	—	35	—	—	—	—	—	—	35	—
Ceded Business
Secured receivable	1,622	(59)	22	(75)	—	—	(1,510)	—	—	—	—
Deposit asset	2,596	(117)	—	—	—	—	(1,872)	—	—	607	—
Reinsurance recoverables	250	(15)	—	—	—	—	—	—	—	235	—
Net modified coinsurance receivable	68	(50)	—	—	—	—	—	—	—	18	—

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Corporate securities(4)	190	(9)	5	(4)	—	(2)	—	—	—	180	(9)
Structured securities(5)	76	(4)	—	(10)	—	(2)	—	—	(13)	47	(4)
Other assets:										—
Equity securities	1	—	—	—	—	—	—	—	—	1	—
Short term investments	13	—	—	—	—	(13)	—	—	—	—	—
Cash equivalents	8	—	—	—	—	(8)	—	—	—	—	—
Other assets	400	(21)	13	—	—	(16)	—	—	—	376	(6)
Reinsurance recoverables	1,881	201	4	—	—	19	(239)	—	—	1,866	222
Liabilities:										—
Future policy benefits	(4,060)	715	—	—	(48)	—	—	—	—	(3,393)	686
Policyholders' account balances(6)	(2,041)	124	—	—	—	(17)	—	—	—	(1,934)	89

	Predecessor Company
	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$—	$—	$(12)	$—	$—	$—	$(12)
Other assets:
Other assets	(21)	—	—	—	(6)	—	—
Reinsurance recoverables	201	—	—	—	222	—	—
Liabilities:
Future policy benefits	715	—	—	—	686	—	—
Policyholders' account balances	124	—	—	—	89	—	—

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(2)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Government	$15	$—	$—	$(15)	$—	$—	$—	$—	$—	$—	$—
Corporate Securities(4)	149	(4)	260	(11)	—	(55)	(158)	17	(8)	190	(5)
Structured Securities(5)	19	1	261	—	—	(8)	(33)	31	(195)	76	1
Other assets:
Fixed maturities, trading	5	—	2	—	—	—	—	—	(7)	—	—
Equity securities	4	—	—	—	—	—	(3)	—	—	1	1
Short-term investments	10	—	35	—	—	(32)	(1)	1	—	13	—
Cash equivalents	—	—	8	—	—	—	—	—	—	8	—
Other assets	54	(38)	15	—	—	(13)	382	—	—	400	12
Reinsurance recoverables	409	(153)	17	—	245	—	1,363	—	—	1,881	(136)
Liabilities:
Future policy benefits	(17,314)	13,934	—	—	(680)	—	—	—	—	(4,060)	1,425
Policyholders' account balances(6)	(580)	(1,075)	—	—	(386)	—	—	—	—	(2,041)	39

	Predecessor Company
	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)			Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (losses)	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(5)	$—	$1	$(6)	$—	$1
Other assets:
Fixed maturities, trading	—	—	—	—	—	—
Equity securities	—	—	—	—	1	—
Short-term investments	—	—	—	—	—	—
Cash equivalents	—	—	—	—	—	—
Other assets	(38)	—	—	12	—	—
Reinsurance recoverables	(153)	—	—	(136)	—	—
Liabilities:
Future policy benefits	13,934	—	—	1,425	—	—
Policyholders' account balances	(1,075)	—	—	39	—	—

Fortitude Life Insurance & Annuity Company

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. See Note 8 for further information.
(2)“Other” represents noncash transfers related to the 2021 Variable Annuities Recapture and the Affiliated Reinsurance Agreement. See Note 8 for further information.
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

	Successor Company
	Year Ended December 31, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance liabilities
Retained Business	$2,941	$(1,347)	$817	$45	$384	$(5)	$2,835
Ceded Business	2,605	(982)	490	7	48	—	2,168
Total Insurance liabilities	$5,546	$(2,329)	$1,307	$52	$432	$(5)	$5,003

	Successor Company
	Nine Months Ended December 31, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Paid losses	Other	Fair Value, end of period
	(in millions)
Insurance liabilities
Retained Business	$3,362	$(632)	$1,759	$(1,863)	$282	$33	$2,941
Ceded Business	10,249	(7,463)	177	(403)	33	12	2,605
Total Insurance liabilities	$13,611	$(8,095)	$1,936	$(2,266)	$315	$45	$5,546

Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). Activity related to our level 3 liabilities is primarily recognized in earnings within change in Policyholder benefits and changes in fair value of insurance liabilities with the exception of changes related to the Company's own-credit risk, which are included in "Change in fair value (discount rate)" above and recorded in other comprehensive income (loss).

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

	Successor Company
	December 31, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(29)	$(29)	$—	$(15)	$(15)
Modified coinsurance receivable	—	(238)	(238)	—	(5,640)	(5,640)
Deposit asset	—	(169)	(169)	—	(1,989)	(1,989)
Liabilities:
Insurance liabilities	$(106)	$(437)	$(543)	$(421)	$(7,644)	$(8,065)

Changes in insurance liabilities attributable to the Company's own-credit risk are recorded in other comprehensive income (loss).Changes in the modified coinsurance payable are reported in Policyholders’ benefits and changes in fair value of insurance liabilities, however, they are not included in the above chart as they relate to the investment portfolio within the modified coinsurance agreement.

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

	December 31, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$60	$—	$60	$60
Other invested assets - Other	50	—	11	61	61
Liabilities:
Liabilities associated with repurchase agreements and securities lending transactions
Repurchase agreements	$—	$825	$—	$825	$967

	December 31, 2022
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$52	$—	$52	$52
Other invested assets - Other	—	—	11	11	11
Liabilities:
Liabilities associated with repurchase agreements and securities lending transactions
Repurchase agreements	$—	$311	$—	$311	$311
Cash collateral for loaned securities	—	106	—	106	106

Fortitude Life Insurance & Annuity Company

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Accrued investment income - The Company believes that due to the short-term nature of these assets, the carrying value approximates fair value.

Other invested assets - Other - Includes policy loans and cash collateral posted in excess of derivative liabilities. For policy loans, carrying value generally approximates fair value. For cash collateral posted in excess of derivative liabilities, due to the short-term nature of these transactions, the carrying value approximates fair value.

Liabilities associated with repurchase agreements and securities lending transactions - Fair values for liabilities associated with repurchase agreements that have a maturity date greater than one year are determined using discounted cash flow analyses and incorporate interest rates associated with the repurchase agreement. The carrying amount of liabilities associated with repurchase agreements that have a maturity date of one year or less approximates fair value due to the short-term nature of these transactions.

The carrying amount of liabilities associated with securities lending transactions approximates fair value due to the short-term nature of these transactions.

5. INVESTMENTS

As discussed in Note 2, we have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity and equity securities and mortgage loans. The impact of the election has resulted in the elimination of a significant portion of the required disclosures for available-for-sale securities and mortgage loans. Disclosures for historical periods under the Predecessor Company are retained at the end of this note under “Predecessor Company”.

See Note 4 for further discussion and disclosures of the fair values of these financial assets.

SUCCESSOR COMPANY

Other Invested Assets

The following table sets forth the composition of “Other invested assets”:

	December 31,
	2023			2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$4	$4	$—	$4	$4
Real estate-related	—	5	5	—	5	5
Subtotal equity method	—	9	9	—	9	9
Fair value:
Private equity	24	—	24	344	1	345
Total LPs/LLCs	24	9	33	344	10	354
Derivative instruments	—	117	117	85	—	85
Other	61	—	61	11	—	11
Total other invested assets	$85	$126	$211	$440	$10	$450

Fortitude Life Insurance & Annuity Company

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

	December 31,
	2023			2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$48	$8	$56	$37	$10	$47
Mortgage loans	3	—	3	1	—	1
Short-term investments and cash equivalents	—	1	1	3	1	4
Total accrued investment income	$51	$9	$60	$41	$11	$52

As of December 31, 2023, the aggregate fair value of mortgage loans that were 90 days or more past due and in non-accrual status was $2 million. The aggregate unpaid principal balance for these loans approximated fair value as of December 31, 2023. As of December 31, 2022, there were no mortgage loans that were 90 days or more past due or in non-accrual status.

There were no write-downs on accrued investment income for the year ended December 31, 2023 or the nine months ended December 31, 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Year Ended December 31, 2023			Nine Months Ended December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$221	$51	$272	$123	$94	$217
Equity securities	—	5	5	—	3	3
Secured receivable	—	—	—	—	18	18
Mortgage loans	23	—	23	2	—	2
Other invested assets	27	2	29	2	7	9
Short-term investments and cash equivalents	22	20	42	—	10	10
Gross investment income	$293	$78	$371	$127	$132	$259
Less: investment expenses (1)	(53)	(3)	(56)	(2)	(2)	(4)
Net investment income	$240	$75	$315	$125	$130	$255

(1) For the year ended December, 31, 2023, investment expenses within the Retained Business includes $33 million of expense related to liabilities associated with repurchase agreements.

The activity in the above chart includes interest income related to fair value option investments, where applicable.

Fortitude Life Insurance & Annuity Company

Investment Gains (Losses), Net

The following table sets forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Year Ended December 31, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$160	$(35)	$125	$41	$(22)	$19	$201	$(57)	$144
Equity securities	—	—	—	5	—	5	5	—	5
Mortgage loans	2	—	2	—	—	—	2	—	2
Derivatives	—	(750)	(750)	—	289	289	—	(461)	(461)
Total	$162	$(785)	$(623)	$46	$267	$313	$208	$(518)	$(310)

	Nine Months Ended December 31, 2022
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(517)	$(123)	$(640)	$232	$(501)	$(269)	$(285)	$(624)	$(909)
Equity securities	—	—	—	(27)	—	(27)	(27)	—	(27)
Secured receivable	—	—	—	—	(59)	(59)	—	(59)	(59)
Derivatives	—	(221)	(221)	—	(691)	(691)	—	(912)	(912)
Total	$(517)	$(344)	$(861)	$205	$(1,251)	$(1,046)	$(312)	$(1,595)	$(1,907)

Repurchase Agreements and Securities Lending Transactions

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions.

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the cash received under the outstanding repurchase agreements.

	December 31,
	2023				2022
	Remaining Contractual Maturities of the Agreements
	Up to 30 days	30-90 days	1-5 years	Total	Up to 30 days	30-90 days	Greater than 90 days	Total

U.S. corporate public securities	$356	$108	$503	$967	$111	$200	$—	$311

The fair value of the securities posted as collateral under the repurchase agreements was $999 million and $326 million as of December 31, 2023 and December 31, 2022, respectively.

Fortitude Life Insurance & Annuity Company

The following table sets forth the remaining contractual maturities of the Successor Company's securities lending transactions by the security type that was loaned, all of which are contained in the Ceded Business. The amounts below represent the cash collateral received for the loaned securities.

	December 31, 2022
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Total

Equity securities	$106	$—	$—	$106

There were no outstanding securities lending agreements at December 31, 2023. The fair value of the securities loaned was $103 million as of December 31, 2022.

PREDECESSOR COMPANY

The following table sets forth the sources of proceeds and the associated investment gains (losses) and losses on write-downs related to available-for-sale fixed maturity securities for the Predecessor Company:

	Predecessor Company
	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Fixed maturity securities, available-for-sale:
Proceeds from sales (1)	$294	$8,319
Proceeds from maturities/prepayments	108	828
Gross investment gains on sales and maturities	—	1,413
Gross investment losses on sales and maturities	(21)	(88)
Write-downs recognized in earnings (2)	—	(23)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $20.3 million and $253.4 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
(2)Amounts represent write-downs on securities actively marketed for sale.

Allowance for Credit Losses

There was no change in the allowance for credit losses for fixed maturity securities, available-for-sale, during both the three months ended March 31, 2022 and the year ended December 31, 2021.

The allowance for credit losses for mortgage and other loans declined by $1 million and $2 million during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. The decrease in each period related to the improving credit environment.

Fortitude Life Insurance & Annuity Company

Net Investment Income

The following table sets forth “Net investment income” by investment type for the periods indicated:

	Predecessor Company
	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Fixed maturity securities (1)	$61	$383
Equity securities	1	5
Commercial mortgage and other loans	11	65
Other invested assets	29	63
Short-term investments and cash equivalents	1	1
Gross investment income	103	517
Less: investment expenses	(4)	(27)
Net investment income	$99	$490

(1)Includes fixed maturity securities classified as available-for-sale and trading by the Predecessor Company.

Investment Gains, Net

The following table sets forth “Investment gains, net” by investment type for the periods indicated:

	Predecessor Company
	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Fixed maturity securities (1)	$(21)	$1,302
Mortgage and other loans	—	53
Derivatives (2)	502	6,124
Other invested assets	—	10
Investment gains, net	$481	$7,489

(1)Includes fixed maturity securities classified by the Predecessor Company as available-for-sale and excludes fixed maturity securities classified by the Predecessor Company as trading.
(2)Includes the impact of the 2021 Variable Annuities Recapture. See Note 8 for additional information.

Fortitude Life Insurance & Annuity Company

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

Interest Rate Contracts

Interest rate swaps, options, and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

Interest rate swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. The Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

Interest rate options include swaptions and interest rate floors. Swaptions are options that give the holder the right but not obligation to enter into a specified interest rate swap. The Company uses these instruments for protection against the direction of future interest rates. Interest rate floors set an effective rate of interest on underlying reference rate and is used by the Company to provide protection against potential future declines in rates.

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

Fortitude Life Insurance & Annuity Company

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

Credit Contracts

The Company, primarily in the retained business, sells credit protection using credit derivatives in order to generate a credit spread for the benefit of the Company’s investment portfolio. The Company, primarily in the ceded business, purchases credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Fortitude Life Insurance & Annuity Company

SUCCESSOR COMPANY

Primary Risks Managed by Derivatives

The table below provides a summary, by reporting segment, of the gross notional amount and fair value of derivative contracts by the primary underlying risks. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	December 31, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Gross Fair Value		Gross Notional Values/Units	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$31,096	$580	$(923)	$12,131	$228	$(553)
Interest Rate Options	215	10	(15)	—	—	—
Currency/Interest Rate
Foreign Currency Swaps	102	5	—	100	11	—
Credit
Credit Default Swaps	—	—	—	520	5	—
Equity
Equity Futures	(2,025)	—	(71)	(1,737)	46	—
Total Return Swaps	1,079	—	(143)	—	24	(49)
Equity Options	4,046	43	(94)	3,286	118	—
Total Derivatives, Retained Business	34,513	638	(1,246)	14,300	432	(602)

Ceded Business
Interest Rate
Interest Rate Swaps	605	22	(12)	2,517	48	(117)
Currency/Interest Rate
Foreign Currency Swaps	37	3	—	48	6	—
Credit
Credit Default Swaps	—	—	—	71	1	—
Equity
Total Return Swaps	281	—	—	—	—	—
Equity Options	2,847	148	(44)	7,139	180	(356)
Total Derivatives, Ceded Business	3,770	173	(56)	9,775	235	(473)
Total Derivatives (1)	$38,283	$811	$(1,302)	$24,075	$667	$(1,075)
(1) Recorded in “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position

Fortitude Life Insurance & Annuity Company

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments and liabilities associated with repurchase agreements and securities lending transactions, that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$638	$(638)	$—	$—	$—	$—
Ceded Business	173	(56)	—	117	—	117
Total	$811	$(694)	$—	$117	$—	$117
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,246	$(638)	$(514)	$94	$(94)	$—
Ceded Business	56	(56)	—	—	—	—
Total Derivatives	$1,302	$(694)	$(514)	$94	$(94)	$—

Repurchase agreements	$967	$—	$—	$967	$(967)	$—

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$183	$(98)	$—	$85	$(85)	$—
Ceded Business	235	(235)	—	—	—	—
Total	$418	$(333)	$—	$85	$(85)	$—
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$353	$(353)	$—	$—	$—	$—
Ceded Business	473	(272)	—	201	—	201
Total	$826	$(625)	$—	$201	$—	$201

Repurchase agreements	$311	$—	$—	$311	$(311)	$—
Securities lending transactions	$106	$—	$—	$106	$(103)	$3

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

Classification of Derivatives Activity

As part of our application of push-down accounting in connection with the acquisition of the Company, we have de-designated the Predecessor Company's hedging relationships for all of our derivative instruments, and accordingly, any related accumulated unrealized gains and losses that were previously recorded in Accumulated other comprehensive income (AOCI) were reset to zero at the acquisition date. Historical information has not been restated under the updated segmentation and is not comparable following the change in ownership on April 1, 2022.

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Successor Company
	Year Ended December 31, 2023			Nine Months Ended December 31,2022
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(91)	$—	$(91)	$(739)	$—	$(739)
Currency/Interest Rate	—	(5)	(5)	—	9	9
Credit	5	—	5	5	—	5
Equity	(664)	—	(664)	513	—	513
Total, Retained Business	(750)	(5)	(755)	(221)	9	(212)
Ceded Business
Interest Rate	67	—	67	(58)	—	(58)
Currency	—	—	—	—	2	2
Currency/Interest Rate	(2)	—	(2)	(22)	90	68
Credit	3	—	3	—	—	—
Equity	221	—	221	(611)	—	(611)
Total, Ceded Business	289	—	289	(691)	92	(599)
Total	$(461)	$(5)	$(466)	$(912)	$101	$(811)

Fortitude Life Insurance & Annuity Company

PREDECESSOR COMPANY

	Predecessor Company
	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1	$1	$2	$4
Total cash flow hedges	1	1	2	4
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(527)	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(6)	—	—	—
Credit	(12)	—	—	—
Equity	59	—	—	—
Embedded Derivatives (1)	986	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	500	—	—	—
Total	$501	$1	$2	$4

	Predecessor Company
	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (loss)	Change in AOCI
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$7	$13	$14	$68
Total cash flow hedges	7	13	14	68
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,749)	—	—	—
Currency	2	—	—	—
Currency/Interest Rate	12	—	—	—
Credit	17	—	—	—
Equity	(1,465)	—	—	—
Embedded Derivatives (1) (2)	9,300	—	—	—
Total Derivatives Not Qualifying as Hedge Accounting Instruments	6,117	—	—	—
Total	$6,124	$13	$14	$68

(1)Prior to the application of the fair value option election on its insurance liabilities, the Predecessor company accounted for certain product guarantees, primarily certain optional living benefit features of the variable annuity products including GMAB, GMWB, and GMIWB as embedded derivatives.
(2)Includes the impact from 2021 Variable Annuities Recapture, see Note 8 for further details.

Fortitude Life Insurance & Annuity Company

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

Balance, December 31, 2020 (Predecessor Company)	$(43)
Amount recorded in AOCI - Currency/Interest Rate	102
Amount reclassified from AOCI to income - Currency/Interest Rate	(34)
Balance, December 31, 2021 (Predecessor Company)	$25
Amount recorded in AOCI - Currency/Interest Rate	9
Amount reclassified from AOCI to income - Currency/Interest Rate	(5)
Balance, March 31, 2022 (Predecessor Company)	$29

The changes in fair value of cash flow hedges were previously deferred in AOCI and were included in “Investment gains (losses), net” in the Statements of Operations and Comprehensive Income (Loss); these amounts were then reclassified to earnings when the hedged item affected earnings. As part of our application of push-down accounting in connection with the acquisition of the Company, we have de-designated the Predecessor Company's hedging relationships for all of our derivative instruments and accordingly any related accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date.

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

7.  INSURANCE LIABILITIES

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

The following represents the major components of our insurance liabilities, by segment:

	December 31, 2023			December 31, 2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Insurance Liabilities
Variable annuity contracts with guaranteed benefits	$2,556	$232	$2,788	$2,665	$273	$2,938
Registered index-linked and Fixed annuity contracts	—	1,907	1,907	—	2,306	2,306
Other insurance contracts	279	29	308	276	26	302
Total Insurance Liabilities	$2,835	$2,168	$5,003	$2,941	$2,605	$5,546

Fortitude Life Insurance & Annuity Company

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

Capital market assumptions

•Interest rate assumptions - The spread over the risk-free rate swap curve represents the premium added to the proxy for the risk-free rate to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any

Fortitude Life Insurance & Annuity Company

illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

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

•Utilization rates - The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. The range of utilization rates was 87.5% to 100% and 92.5% to 100% as of December 31, 2023 and 2022, respectively.

•Withdrawal rates - The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2023, the minimum withdrawal rate assumption is 88% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

8.    REINSURANCE

Reinsurance is used as part of the Company's risk management and capital management strategies. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

Effective April 1, 2016, the Predecessor Company reinsured the variable annuity base contracts, along with the living benefit guarantees, from Pruco Life, excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally.

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

Fortitude Life Insurance & Annuity Company

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

SUCCESSOR COMPANY

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life. The program does not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the year ended December 31, 2023, approximately $641 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program. As of December 31, 2023 approximately 72 percent of account value (since the acquisition of the Company on April 1, 2022) attributable to Ceded Business within the novation program had been novated to Pruco Life. The Company does not expect significant novation activity during 2024.

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Successor Company were as follows:

	Year Ended December 31, 2023	Nine Months Ended December 31, 2022
	(in millions)
Premiums:
Direct	$31	$22
Ceded	(4)	(3)
Net premiums	$27	$19
Policy charges and fee income:
Direct	$495	$398
Ceded	(39)	(33)
Net policy charges and fee income	$456	$365
Asset management and service fees
Direct	$91	$71
Ceded	—	—
Net asset management and service fees	$91	$71
Policyholders benefits and changes in fair value of insurance liabilities
Direct	$343	$247
Ceded	(58)	(62)
Net policyholders benefits	$285	$185
Changes in fair value of insurance liabilities	55	(1,195)
Net policyholders benefits and changes in fair value of insurance liabilities	$340	$(1,010)

Fortitude Life Insurance & Annuity Company

Reinsurance amounts included in the Consolidated Statements of Financial Position for the Successor Company are as follows:

	December 31, 2023
	Registered Index-linked Annuities	New York Variable Annuities	Fixed Annuities (1)	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,140	$59	$—	$—	$1,199
Cash and cash equivalents	406	—	—	—	406
Accrued investment income	9	—	—	—	9
Reinsurance recoverables		176	—	30	206
Deposit asset	—	—	438	—	438
Separate account assets	29	2,041	—	—	2,070
TOTAL ASSETS	$1,584	$2,276	$438	$30	$4,328

LIABILITIES
Insurance liabilities	$1,468	$232	$438	$30	$2,168
Other liabilities	12	—	—	—	12
Net modified coinsurance payable	75	3	—	—	78
Separate account liabilities	29	2,041	—	—	2,070
TOTAL LIABILITIES	$1,584	$2,276	$438	$30	$4,328

	December 31, 2022
	Registered Index-linked Annuities	New York Variable Annuities	Fixed Annuities (1)	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,566	$64	$—	$—	$1,630
Cash and cash equivalents	439	—	—	—	439
Accrued investment income	11	—	—	—	11
Reinsurance recoverables	—	210	—	25	235
Net modified coinsurance receivable	18	—	—	—	18
Deposit asset	—	—	607	—	607
Other assets	14	—	—	—	14
Separate account assets	32	2,011	—	—	2,043
TOTAL ASSETS	$2,080	$2,285	$607	$25	$4,997

LIABILITIES
Insurance liabilities	$1,699	$274	$607	$25	$2,605
Other liabilities	349	—	—	—	349
Separate account liabilities	32	2,011	—	—	2,043
TOTAL LIABILITIES	$2,080	$2,285	$607	$25	$4,997
(1) Includes fixed-indexed and fixed-deferred annuities.

Included in the registered index-linked annuities and the New York variable annuities products is a modified coinsurance payable of $1,603 million and $1,745 million as of December 31, 2023 and 2022, respectively, which is equal to the assets held in the modified coinsurance portfolio and is included in the net modified coinsurance receivable/payable.

Fortitude Life Insurance & Annuity Company

PREDECESSOR COMPANY

Reinsurance amounts, included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the Predecessor Company, were as follows:

	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Premiums:
Direct	$9	$24
Assumed	—	16
Ceded	(1)	(3)
Net premiums	8	37
Policy charges and fee income:
Direct	102	439
Assumed	—	819
Ceded(1)	(5)	(26)
Net policy charges and fee income	97	1,232
Asset management and service fees:
Direct	22	98
Assumed	—	165
Ceded	(2)	(8)
Net asset management and service fees	20	255
Realized investment gains (losses), net:
Direct	312	(4,689)
Assumed	—	12,351
Ceded	169	(173)
Realized investment gains (losses), net	481	7,489
Policyholders' benefits (including change in reserves):
Direct	31	49
Assumed	—	(253)
Ceded(2)	(5)	(16)
Net policyholders' benefits (including change in reserves)	26	(220)
Interest credited to policyholders’ account balances:
Direct	91	175
Assumed	—	477
Ceded	(6)	(12)
Net interest credited to policyholders’ account balances	85	640
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41)	1,694

(1)Includes $0.4 million of unaffiliated activity for the year ended December 31, 2021. There was no unaffiliated activity for the three months ended March 31, 2022
(2)Includes $(13.8) million of unaffiliated activity (with respect to the Predecessor Company) for the year ended December 31, 2021. There was no unaffiliated activity for the three months ended March 31, 2022

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
9.    INCOME TAXES

SUCCESSOR COMPANY

Acquisition-Related Tax Elections

In conjunction with the acquisition of FLIAC, FGH and PAI agreed to make a joint election under Section 338(h)(10) of the U.S. Internal Revenue Code and under any similar provisions of state or local law (the “Section 338(h)(10) Election”) with respect to the purchase of the shares of FLIAC. Under this election, the parties agreed to treat the transaction for federal income tax purposes as if it had been structured as an asset sale and purchase. As a result of this election, the tax basis of the Company's assets and liabilities were reset to fair value at the time of the acquisition, which resulted in the elimination of previously established current and deferred income tax balances and the establishment of new balances that reflect the updated tax basis, including tax deductible intangible asset. See Note 1 for further information regarding the acquisition and the associated updated income tax balances.

Tax Law Changes

On August 16, 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The impact of the new law was not material to the Company for the year ended December 31, 2023 and is not expected to be material in future years.

Fortitude Life Insurance & Annuity Company

Effective Tax Rate

The following schedule discloses significant components of Income tax expense (benefit):

	Successor Company
	Year Ended December 31	Nine Months Ended December 31
	2023	2022
	(in millions)
Current tax expense (benefit):
U.S. federal	$(14)	$18
Deferred tax expense (benefit):
U.S. federal	8	(52)
Income tax benefit	$(6)	(34)

Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(47)	29
Total income tax benefit	$(53)	$(5)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21 percent applicable and the reported income tax expense (benefit) are summarized as follows:

	Successor Company
	Year Ended December 31	Nine Months Ended December 31
	2023	2022
		(in millions)
Expected federal income tax benefit	$(2)	$(67)
Goodwill impairment	20	—
Change in valuation allowance	(1)	37
Non-taxable investment income (1)	(7)	(5)
Transfer pricing adjustment	(6)	—
Foreign taxes	(3)	—
Prior year true-up	(6)	—
Other	(1)	1
Reported income tax benefit	$(6)	$(34)
Effective tax rate	63.9%	10.7%
(1) - Primarily related to the impact of non-taxable investment income associated with the Dividends Received Deduction (“DRD”)

Fortitude Life Insurance & Annuity Company

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Net operating loss	$87	$—
Investments	63	121
Intangibles	59	122
Capital loss carryforwards	32	26
Change in insurance liabilities - OCR component	17	—
Other	1	—
Total deferred tax assets	259	269

Deferred tax liabilities:
Insurance reserves	(134)	(150)
Change in insurance liabilities - OCR component	—	(29)
Other	—	(3)
Total deferred tax liabilities	(134)	(182)
Net deferred tax asset before valuation allowance	$125	$87
Valuation allowance	(36)	(37)
Net deferred tax asset	$89	$50

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

As of December 31, 2023 and 2022, the Company established a valuation allowance of $36 million and $37 million, respectively, with respect to realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The decrease in the valuation allowance is due to the continued recovery of unrealized capital losses on our fixed maturity securities portfolio.

Fortitude Life Insurance & Annuity Company

Loss Carryforwards

The Company generated a capital loss carryforward of $33 million and $122 million for the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively. The capital losses will be carried forward for five years and utilized against any future capital gains generated during that period.

The Company generated a net operating loss carryforward of $198 million and $216 million for the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively. The net operating loss will be carried forward indefinitely.

Tax Audits and Unrecognized Tax Benefits

The Company filed tax returns for the period beginning the day after the acquisition through December 31, 2022. Pursuant to the acquisition agreement, any tax examinations and resulting tax liability for the Predecessor Company will be the sole responsibility of PAI.

We periodically evaluate uncertain tax positions to determine whether the tax positions are more likely than not to be realized as a tax benefit or expense in the current year. We also recognize interest and penalties related to uncertain tax benefits in U.S. Federal income tax expense. As of December 31, 2023 and 2022, there were no uncertain tax positions and no accrual for interest and penalties. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PREDECESSOR COMPANY

The following schedule discloses significant components of income tax expense for each period presented:

Year Ended December 31
2021
(in millions)
Current tax expense:
U.S. federal	$241
State and local	3
Total	244
Deferred tax expense:
U.S. federal	1,050
Total	1,050
Income tax expense	1,294
Income tax expense reported in equity related to:
Other comprehensive income (loss)	(362)
Total income tax expense	$932

With respect to the three months ended March 31, 2022, the Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year. Accordingly comparable information, as presented for the full year December 31, 2021 is not presented above or in the following chart.

Fortitude Life Insurance & Annuity Company

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21 percent and the reported income tax expense are summarized as follows:

Year Ended December 31
2021
(in millions)
Expected federal income tax expense	$1,314
Non-taxable investment income	(12)
Tax credits	(10)
Other	2
Reported income tax expense	$1,294
Effective tax rate	20.7%

The effective tax rate is the ratio of Total income tax expense divided by Income (loss) from operations before income taxes. The Company’s effective tax rate for the year ended December 31, 2021 was 20.7%. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21 percent applicable for the year ended December 31, 2021 and the Company’s effective tax rate during the period presented:

Non-Taxable Investment Income. The DRD reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $11 million of the total $12 million of 2021 non-taxable investment income. The DRD for 2021 was estimated using information from 2020, current year investment results, and current year’s equity market performance. The actual 2021 DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Predecessor Company’s taxable income before the DRD.

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

10.    EQUITY

SUCCESSOR COMPANY

Additional Paid-in Capital

During 2023, the Company made a $45 million distribution to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital".

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

Fortitude Life Insurance & Annuity Company

are as follows:

Changes in Own-Credit Risk Related to Insurance Liabilities

Balance, April 1, 2022	$—
Change in OCI	140
Less: Income tax expense	29
Balance, December 31, 2022	$111
Change in OCI	(223)
Less: Income tax benefit	(47)
Balance, December 31, 2023	$(65)

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

(1)Includes cash flow hedges of $29 million and $25 million as of three month ended March 31,2022 and December 31, 2021 respectively.

Fortitude Life Insurance & Annuity Company

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Predecessor Company
	Three Months Ended March 31	Twelve Months Ended December 31
	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):

Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$5	$34
Net unrealized investment gains (losses) on available-for-sale securities	(20)	1,302
Total net unrealized investment gains (losses)(4)	(15)	1,336
Total reclassifications for the period	$(15)	$1,336

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

Fortitude Life Insurance & Annuity Company

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized (1)	Net Unrealized Gains (Losses) on All Other Investments(2)	DAC and Other Costs(3)	Future Policy Benefits and Other Liabilities(4)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$—	$—	$2,369	$(363)	$(63)	$(409)	$1,534
Net investment gains (losses) on investments arising during the period	—	2	(795)	—	—	167	(626)
Reclassification adjustment for (gains) losses included in net income	—	(2)	(1,334)	—	—	280	(1,056)
Impact of net unrealized investment (gains) losses	—	—	—	348	56	(85)	319
Balance, December 31, 2021	—	—	240	(15)	(7)	(47)	171
Net investment gains (losses) on investments arising during the period	—	—	(591)	—	—	125	(466)
Reclassification adjustment for (gains) losses included in net income	—	—	15	—	—	(4)	11
Impact of net unrealized investment (gains) losses	—	—	—	9	6	(3)	12
Balance, March 31, 2022	$—	$—	$(336)	$(6)	$(1)	$71	$(272)

(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.
(2)Includes cash flow hedges. See Note 6 for information on cash flow hedges.
(3)“Other costs” primarily includes reinsurance recoverables, DSI and VOBA.
(4)“Other liabilities” primarily includes reinsurance payables and deferred reinsurance gains.

11.    RELATED PARTY TRANSACTIONS

SUCCESSOR COMPANY
The Successor Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

A portion of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the year ended December 31, 2023 and nine months ended December 31, 2022 FLIAC was allocated $30 million and $23 million, respectively, of costs for these services.

Fortitude Life Insurance & Annuity Company

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH and its affiliates that allows the Successor Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates. During the year ended December 31, 2023, the Successor Company borrowed a cumulative total of $434 million, over a series of transactions, from FGH under the agreement, all of which was repaid in full during the year, plus interest.

In November 2023, the Successor Company loaned $150 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2023.

During the nine months ended December 31, 2022, the Company borrowed against the agreement on two separate transactions, each of which was for $75 million. Both transactions were repaid in full, plus interest.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund, has a equity investment in its parent, FGH. As of December 31, 2023, Carlyle’s investment percentage in FGH was 38.53%. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle. During 2022, FLIAC incurred $10 million of costs from this Carlyle affiliate for services provided to the Successor Company in connection with FGH's purchase of the Company from Prudential Financial.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management and were $5 million and de minimis for the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively. These fees are recorded within net investment income in the consolidated statements of operations.

As of December 31, 2023 and 2022, assets under management had a market value of $529 million and $732 million, respectively, and were comprised primarily of private credit fixed income assets and limited partnership interests or investments in limited partnerships. FLIAC recognized $29 million and $9 million of investment income related to these assets under management during the year ended December 31, 2023 and the nine months ended December 31, 2022, respectively.

In connection with the investment management agreements, as of December 31, 2023 FLIAC has unfunded commitments of $135 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Successor Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within Investment gains (losses), net. The table below shows affiliated asset trades for the year ended December 31, 2023 and the nine months ended December 31, 2022.

Fortitude Life Insurance & Annuity Company

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	$26	$26	$—
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	47	47	$—
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	24	14	$10
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	135	135	$—
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	56	56	—
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	37	33	4
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	12	12	—
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	7	7	—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	37	37	—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	15	15	—
Fortitude Reinsurance Company, Ltd.	July 2022	Purchase	Limited Partnership	9	9	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	42	42	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	23	23	—
Fortitude Re Investments, LLC	August 2022	Purchase	Limited Partnership	15	15	—

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

The Predecessor Company’s general and administrative expenses were charged using allocation methodologies based on business production processes. The Predecessor Company operated under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space were provided by Prudential Insurance. The Predecessor Company reviewed its allocation methodology periodically and made adjustments accordingly. General and administrative expenses included allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Predecessor Company for the stock-based awards program was de minimis for the years ended December 31, 2021. There was no expense charged to the Predecessor Company for the stock-based awards program for the three months ended March 31, 2022. The expense charged to the Predecessor Company for the deferred compensation program was $2 million for the year ended December 31, 2021. There was no expense charged to the Predecessor Company for the deferred compensation program for the three months ended March 31, 2022.

The Predecessor Company was charged for its share of employee benefit expenses. These expenses included costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits were based on final earnings and length of service while others were based on an account balance, which took into consideration age, service and earnings during a career. The Predecessor Company’s share of net expense for the pension plans was $7 million for the year ended December 31, 2021. The Predecessor Company had no share of net expense for the pension plans for the three months ended March 31, 2022.

The Predecessor Company was also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses included costs related to medical, dental, life insurance and disability. The Predecessor Company's share of net expense for the welfare plans was $3 million for the year ended December 31, 2021. The Predecessor Company had no share of net expense for the welfare plans for three months ended March 31, 2022.

Fortitude Life Insurance & Annuity Company

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provided for salary reduction contributions by employees and matching contributions by the Predecessor Company of up to 4 percent of annual salary. The Predecessor Company's expense for its share of the voluntary savings plan was $3 million for the year ended December 31, 2021. The Predecessor Company had no expense for its share of the voluntary savings plan for the three months ended March 31, 2022.

The Predecessor Company paid commissions and certain other fees to Prudential Annuities Distributors, Inc ("PAD"), an affiliate of the Predecessor Company, in consideration for PAD’s marketing and underwriting of the Predecessor Company’s products. Commissions and fees were paid by PAD to broker-dealers who sold the Predecessor Company’s products. Commissions and fees paid by the Predecessor Company to PAD were $29 million for the three months ended March 31, 2022 and $467 million for the year ended December 31, 2021.

The Predecessor Company was charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Predecessor Company’s share of corporate expenses was $9 million for the three months ended March 31, 2022 and $35 million for the year ended December 31, 2021.

Affiliated Investment Management Expenses

The Predecessor Company paid investments management expenses in accordance with an agreement with PGIM, Inc. (“PGIM”), an affiliate of the Predecessor Company and investment manager to certain Predecessor Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for the three months ended March 31, 2022 and $23 million for the year ended December 31, 2021. These expenses were recorded as net investment income in the consolidated statements of operations.

Derivative Trades

In its ordinary course of business, the Predecessor Company entered into OTC derivative contracts with an affiliate, Prudential Global Funding, LLC (“PGF”). For these OTC derivative contracts, PGF had a substantially equal and offsetting position with an external counterparty. See Note 6 for additional information.

Joint Ventures

The Predecessor Company previously made investments in joint ventures with certain subsidiaries of Prudential Financial. Net investment income related to these ventures includes no gain or loss for the three months ended March 31, 2022 and gains of $18 million for the year ended December 31, 2021.

Affiliated Asset Management and Service Fees

The Predecessor Company had a revenue sharing agreement with AST Investment Services, Inc. (“ASTISI”) and PGIM Investments LLC (“PGIM Investments”) whereby the Predecessor Company received fee income based on policyholders' separate account balances invested in the Advanced Series Trust and The Prudential Series Fund. Income received from ASTISI and PGIM Investments related to this agreement was $22 million for the three months ended March 31, 2022 and $96 million and for the year ended December 31, 2021. These revenues were recorded as Asset management and service fees in the consolidated statements of operations.

Affiliated Notes Receivable

There were no outstanding affiliated notes receivable related to the Predecessor Company as of December 31, 2021. During the year ended December 31, 2021, the Predecessor Company recognized revenues of $1 million, on affiliated notes receivables which were recorded in other income on the consolidated statements of operations.

Affiliated Commercial Mortgage Loans

There were no outstanding affiliated commercial mortgage loans related to the Predecessor Company as of December 31, 2021. Effective July 2021, the Company transferred all affiliated commercial mortgage loans to Pruco Life as part of the 2021 Variable Annuities Recapture.

Fortitude Life Insurance & Annuity Company

Revenues were $2 million for the year ended December 31, 2021, and were included in net investment income in the consolidated statements of operations.

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
Debt Agreements

Fortitude Life Insurance & Annuity Company

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

The total interest expense incurred by the Predecessor Company related to affiliated loans and cash collateral with PGF was $9 million for the year ended December 31, 2021. There was no total interest expense incurred by the Predecessor Company related to affiliated loans and cash collateral with PGF for the three months ended March 31, 2022.

Contributed Capital and Dividends

Through March 31, 2022 and December 31, 2021, the Predecessor Company did not receive any capital contributions.

In March 2022, the Predecessor Company had a return of capital in the amount of $306 million to PAI. In July 2021, in connection with the 2021 Variable Annuities Recapture, there was a $3,813 million return of capital to PAI. See Note 8 for additional information.

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

Statutory net income (loss) of the Company amounted to $383 million, $(58) million and $2,019 million for the years ended December 31, 2023, 2022, and 2021, respectively. Statutory capital and surplus of the Company amounted to $748 million and $637 million at December 31, 2023 and 2022, respectively. Prior year amounts related to statutory net income (loss) and statutory capital and surplus have been updated to reflect the restatement of the Company’s statutory financial statements during 2022. The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.

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

The Successor Company did not pay any dividends to FGH during the year ended December 31, 2023 or the nine months ended December 31, 2022.

In March 2022, the Predecessor Company paid an extra-ordinary dividend to PAI of $306 million, which was recorded as a return of capital.

In March, June, September, and December 2021, the Predecessor Company paid an extra-ordinary dividend of $192 million, $188 million, $1,120 million and $373 million, respectively, to its parent, PAI. In August and December 2021, the Predecessor Company paid an extra-ordinary dividend of $2,694 million and $77 million, respectively, to PAI which was recorded as a return of capital.

As of both December 31, 2023 and 2022 there were fixed maturity securities of $7 million on deposit with governmental authorities or trustees as required by certain insurance laws.

Fortitude Life Insurance & Annuity Company

13.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of December 31, 2023 the Company had commitments totaling $330 million to purchase investments related to private fixed maturity securities and alternative investments. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 11 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2023, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Regulatory

Variable Products

Prior to its acquisition by FGH on April 1, 2022, the Company received regulatory inquiries and requests for information from

Fortitude Life Insurance & Annuity Company

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

14.    DAC, VOBA, AND DSI - PREDECESSOR COMPANY

As discussed in Note 1, the Successor Company has elected to apply push-down accounting as of April 1, 2022, which resulted in the write-off of DAC, VOBA, and DSI. Accordingly, there is no outstanding DAC, VOBA, or DSI balance at either December 31, 2023 and 2022 and there was no corresponding activity subsequent to April 1, 2022. The following disclosures pertain only to the Predecessor Company.

Significant Accounting Policies:

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. For internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If

Fortitude Life Insurance & Annuity Company

the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which it was acquired. The Company had established a VOBA asset primarily for its acquisition of American Skandia Life Assurance Corporation. The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company recorded amortization of VOBA in “General, administrative, and other expenses.”

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

DAC

The balances of and changes in DAC are disclosed below for the respective periods.

	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Balance, beginning of period	$567	$4,238
Capitalization of commissions, sales and issue expenses	—	200
Amortization - Impact of assumption and experience unlocking and true-ups	(69)	4
Amortization - All other	(35)	(384)
Change due to unrealized investment gains and losses	6	347
Other(1)	—	(3,838)
Balance, end of period	$469	$567
(1) 2021 includes the impact of the 2021 Variable Annuities Recapture as well as the ceding of DAC upon the Affiliated Reinsurance Agreement with Pruco Life. See Note 8 for additional information.

VOBA

The balances of and changes in VOBA are disclosed below for the respective periods.

	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Balance, beginning of period	$28	$27
Amortization - Impact of assumption and experience unlocking and true-ups	(2)	4
Amortization - All other	(2)	(6)
Interest	—	2
Change due to unrealized investment gains and losses	1	1
Balance, end of period	$25	$28

As noted above, due to the write-off of VOBA resulting from our election to apply push-down accounting, there is no future estimated VOBA amortization.

Fortitude Life Insurance & Annuity Company

DSI

The balances of and changes in DSI are disclosed below for the respective periods.

	Three Months Ended March 31	Year Ended December 31
	2022	2021
	(in millions)
Balance, beginning of period	$295	$715
Capitalization	—	1
Amortization - Impact of assumption and experience unlocking and true-ups	(37)	15
Amortization - All other	(17)	(112)
Change in unrealized investment gains and losses	3	64
Other(1)	—	(388)
Balance, end of period	$244	$295
(1) Represents the impact of the 2021 Variable Annuities recapture. See Note 8 for additional information.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2023 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 15d-15(e), as of December 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Biographical information for each of FLIAC’s directors and executive officers is set forth below:

Directors

Ciara A. Burnham, 57, Director. Ciara A. Burnham has served as a Director of FLIAC since April 1, 2022. Ms. Burnham also serves as a Director of Fortitude Re. In addition to her role as a Director of FLIAC, Ms. Burnham is a financial services executive, board director and investor with three decades of experience across the industry. Ms. Burnham serves on the boards of several financial services and fintech companies, and also works with non-profit organizations focused on ESG, social impact and education. Ms. Burnham spent two decades as a Senior Managing Director with Evercore, the global investment bank, where she worked across both the investment banking and investment management businesses. Ms. Burnham joined Evercore shortly after its inception and played a significant leadership role in the build-out of the firm’s presence on a global basis. She has worked with early stage fintech companies as a senior advisor and partner with QED, a leading venture capital firm. Earlier in her career, Ms. Burnham was an equity research analyst with Sanford Bernstein and a consultant with McKinsey. Ms. Burnham received an A.B. cum laude from Princeton University and an M.B.A. with honors from Columbia Business School. She serves as Chair of the Board of Trustees for EDC, a leading non-profit working globally in education, healthcare and economic opportunity. Ms. Burnham is a member of the Advisory Boards of the Tamer Center for Social Enterprise and the Program for Financial Studies at Columbia Business School. We believe Ms. Burnham is a valuable member of our board because of her experience in the financial services industry and her work with non-profit organizations focused on ESG, social impact and education.

Douglas A. French, 64, Director. Douglas A. French has served as a Director of FLIAC since April 1, 2022. Mr. French serves on the Audit Committee and the Nominating and Compensation Committee. Mr. French also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. French is the recent Managing Principal of the Insurance and Actuarial Advisory Services practice of Ernst & Young LLP’s Financial Services Organization. Mr. French has spent more than 35 years in actuarial consulting. Before joining Ernst & Young LLP in 1999, he was a principal and global practice director of a major actuarial consulting firm. As a senior consultant, Mr. French has drawn on his global experiences to assist life, health and property/casualty clients in mergers and acquisitions, strategic planning, enterprise risk and capital management, financial reporting and management, financial projections and modeling and distribution economics and effectiveness. Throughout his career, he has not only maintained his technical actuarial skills, but has also strived to understand the broader strategic implications and drivers for the insurance industry and its participants. His deep understanding of the industry allows him to translate concepts and business models into active strategies and tactics for his clients. Mr. French is a frequent speaker at industry seminars and author in industry publications. He is also a former Corporate Advisory Council member of the International Association of Black Actuaries, a College of Natural Sciences Advisory Council participant at the University of Texas at Austin and an Emeritus Trustee of The Actuarial Foundation. In 2018, Mr. French received the Society of Actuaries Distinguished Service Award for significant contributions to the actuarial profession. Mr. French holds a B.S. in Mathematics from the University of Texas at Austin. We believe Mr. French is a valuable member of our board because of his robust experience in actuarial consulting.

Richard Patching, 71, Director. Richard Patching has served as a Director of FLIAC since April 1, 2022. Mr. Patching serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Patching also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Patching is a Chartered Accountant and member of both the Bermuda and England & Wales Institutes. For almost 25 years Mr. Patching was a partner with PricewaterhouseCoopers (PwC) providing audit and advisory services to Bermuda’s insurance and reinsurance industry, including several of its largest companies. In addition to conducting audits of statutory and regulatory filings, Mr. Patching led a wide range of assignments focused on, among other things, analyzing enterprise risk and providing internal audit services to a number of insurance entities. Mr. Patching was also appointed Territory Assurance Leader and subsequently acted as Managing Partner of the firm. For several years, he represented the Bermuda firm as a member of PwC’s Global Insurance Leadership Team. Mr. Patching retired from PwC Bermuda in June 2014. He resides in Bermuda. We believe Mr. Patching is a valuable member of our board because of his experience working closely with companies in Bermuda’s insurance and reinsurance industry.

Brian T. Schreiber, 58, Director. Brian T. Schreiber has served as a Director of FLIAC since April 1, 2022. Mr. Schreiber also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Schreiber is a Managing Director and Head of Carlyle Insurance Solutions, a business unit at Carlyle. Prior to joining Carlyle, Mr. Schreiber spent 20 years at AIG in a variety of senior executive roles, including: Chief Strategy Officer, Deputy Chief Investment Officer, and Global Treasurer, and was a member of AIG’s Operating Committee, Group Risk Committee and Investment Committee. He served as a board member of United Guaranty, AIG’s mortgage insurance subsidiary, and Varagon Capital, AIG’s middle market direct lending joint venture. Mr. Schreiber was a key member of AIG’s executive leadership team that engineered and executed AIG’s successful restructuring and recapitalization. He led AIG’s divestiture, hedging and capital markets activities coming out of the financial crisis, executing over 120 transactions in debt, equity and M&A and raising over $200 billion. Prior to the 2008 financial crisis, Mr. Schreiber was responsible for leading approximately $60 billion of acquisitions and strategic investments for AIG, including SunAmerica, American General and Edison Insurance Japan. Prior to AIG, Mr. Schreiber invested in financial services companies for the Bass Brothers, was an investment banker in Lehman Brothers’ Financial Institutions Group, and started his career as a research associate for Booz Allen Hamilton. Mr. Schreiber holds a B.S. from New York University’s Stern School of Business and an M.B.A. from Columbia Business School, and he is a member of the Council on Foreign Relations. We believe Mr. Schreiber is a valuable member of our board because of his experience as an executive at other companies in the insurance industry and his general knowledge of the financial services industry.

Samuel J. Weinhoff, 73, Director. Samuel J. Weinhoff has served as a Director of FLIAC since April 1, 2022. Mr. Weinhoff serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Weinhoff also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Weinhoff has been an independent consultant to the insurance industry since 2000. Mr. Weinhoff began his insurance career at the Home Insurance Company in 1976 as a corporate planning analyst. He rose to the head of the corporate planning, reporting and analysis department and later became an excess casualty treaty reinsurance underwriter. Mr. Weinhoff joined the investment department of the Reliance Insurance Company in 1980. While there, he had responsibility for investing in financial institution equities. Mr. Weinhoff joined Lehman Brothers in 1985, first as an equity research analyst covering the insurance industry and later as an Investment Banker focused on insurance. In 1997, he joined Schroders & Co. as head of their U.S. financial institutions effort. Mr. Weinhoff has served on the board of directors of Infinity Property Casualty, one of the largest U.S. Hispanic auto insurers. He became head of their Audit Committee in 2008 and Lead Director in 2015. Mr. Weinhoff joined the board of directors of Allied World in 2006, where he has served as Chair of the Compensation Committee and a member of the Risk, Audit, Investment and Executive Committee. Mr. Weinhoff holds a B.A. in Economics from the University of Illinois and an M.B.A. from the Wharton School. We believe Mr. Weinhoff is a valuable member of our board because of his prior board experience and general knowledge of the insurance and reinsurance industry.

Alon Neches, 47, President, Chief Executive Officer and Director. Mr. Neches has served as the President, CEO and a Director of FLIAC since September 30, 2022. Mr. Neches also serves as President, Chief Executive Officer and Director of FGH Parent, L.P. (together with its subsidiaries, “Fortitude Re”), a position he has held since September 29, 2022. Mr. Neches has more than 20 years of experience as an operator, investor and advisor in regulated industries. From 2020 until September 29, 2022, Mr. Neches was a Partner and Managing Director in Carlyle Insurance Solutions of The Carlyle Group, an affiliate of

FLIAC. From 2011 to 2019, Mr. Neches held various senior executive roles at American International Group, Inc. (“AIG”), including Global Treasurer and Head of Corporate Development, where he was involved in the creation of Fortitude Re. Before joining AIG, Mr. Neches was a Senior Restructuring Specialist Officer at the Federal Reserve Bank of New York, where he focused on managing the Federal Reserve’s investment in AIG. Mr. Neches holds a B.S. in Economics from Duke University and a J.D. from Harvard Law School.

Kai Talarek, 55, Executive Vice President, Chief Financial Officer and Director. Mr. Talarek has served as the Chief Financial Officer and a Director of FLIAC since April 1, 2022. He also serves as the Chief Financial Officer of Fortitude Re, a position he has held since 2020. Prior to joining Fortitude Re, Mr. Talarek spent more than 20 years in the financial services sector in the United States. He most recently was a partner in the insurance practice of management consultant Oliver Wyman in New York, a position he held from 2006 to 2020. While at Oliver Wyman, Mr. Talarek focused on complex risk, finance and strategy issues for insurers. Before joining Oliver Wyman, Mr. Talarek was a Vice President in the Treasury department of American Express, a position he held from 2004 to 2006, Vice President of Strategy at Zurich Re, a position he held from 2000 to 2001 and an engagement manager at Mitchell Madison Group in New York and San Francisco, CA, a position he held from 1997 to 2000. Mr. Talarek holds an M.S. in Mechanical Engineering from RWTH Aachen, Germany and an M.B.A. from UC Berkeley in California. We believe Mr. Talarek is a valuable member of our board because of his robust experience in the financial services sector and insurance industry.

Executive Officers

Jeff Burman, 57, is Fortitude Re’s General Counsel, and is responsible for all of the Company’s legal, compliance and regulatory matters. Mr. Burman brings more than 20 years of broad legal experience in the areas of insurance and reinsurance-related transactions, regulatory matters and dispute resolution. Prior to Fortitude Re, Mr. Burman most recently served as Chief Reinsurance Legal Officer and Deputy General Counsel at AIG. At AIG, Mr. Burman led the legal function for various groups, including Reinsurance; Multinational; Insurance Company Governance; as well as the Canada, Bermuda and Latin America regions. Prior to joining AIG, Mr. Burman practiced at two leading New York law firms where he represented insurers and reinsurers, investment banks and investors in (re)insurance transactions, including mergers and acquisitions, insurance-linked securitizations and reinsurance contract drafting and dispute resolution. Mr. Burman is a graduate of Rutgers University School of Law, where he was an editor on the Rutgers Law Journal, following which he served an appellate court clerkship in New Jersey. He is a member of the bars of New York and New Jersey.

Jeffrey Condit, 58, is Fortitude Re’s Deputy Chief Financial Officer and is responsible for the overall financial management and operational decision-making for the Company’s accounting, reporting, income tax, financial analysis, financial systems, and internal control functions. Mr. Condit brings over 30 years of operational and financial experience in the insurance industry. Prior to his role at Fortitude Re, Mr. Condit was Senior Vice President at Unum Group, where he successfully managed the company’s Closed Block Finance Segment, which included the strengthening of long-term care reserve margins and the delivery of double-digit annual growth in net operating earnings for the overall Closed Block Segment. Prior to joining Unum Group, Mr. Condit held progressive and diverse roles at Genworth Financial where, as Long-Term Care Business CFO, he led its long-term care business to industry-leading returns on new business and achieved significant operating cost reductions. Also at Genworth Financial, Mr. Condit served as Senior Vice President and AARP Business Unit Leader where, under his leadership, this newly created business delivered significant annual sales and impressive net operating earnings. Prior to Genworth Financial, Mr. Condit served as Deputy Director of Finance at GE Edison Life Insurance Company in Tokyo, Japan where he played a key leadership role in delivering significant net operating earnings growth. Early in his career, Mr. Condit held progressive financial roles at GE Financial Assurance and Arthur Andersen &Co. Jeff is a licensed CPA and holds a bachelor’s degree in Economics and Business from the University of California, Los Angeles, graduating summa cum laude. Mr. Condit also completed the Executive Program at the University of Virginia, Darden School of Business.

Sean Coyle, 48, is the Chief Operating Officer at Fortitude Re, and is responsible for the Operational, Information Technology, and Administration aspects of the Fortitude Re business. Mr. Coyle brings approximately 20 years of operations and technology experience in the financial services industry, with deep knowledge in the insurance industry as both an operations and technology executive. Prior to his role in Fortitude Re, Mr. Coyle was the Global Head of Finance Operations and Reengineering at AIG, where he was tasked with defining and implementing the vision, strategy, and plan for the global finance target operating model with a key focus on the use of shared services. Mr. Coyle was responsible for the creation and oversight of AIG’s global Finance Centers in India as well as regional Finance Centers in Eastern Europe and South America. In addition to operational responsibilities, his team delivered strategic transformation capabilities across finance, including the oversight and management of change programs, reengineering and process automation, robotics, operating model strategy and strategic project execution. Prior to joining AIG in 2012, Mr. Coyle was Senior Vice President of Global Operations & Reengineering at ACE Group (now Chubb), where he was a member of the operations leadership team with global responsibility for the strategy, vision and execution of the operations function. Prior to joining ACE Group in 2006, Mr. Coyle was a Senior Manager with BearingPoint Inc. in the Financial Services practice and a Lead Application Developer and Architect with Proxicom, Inc. Mr. Coyle holds a bachelor’s degree in Computer Science from Florida State University.

Jeffrey Mauro, 37, is the Chief Investment Officer at Fortitude Re, responsible for the implementation of asset allocation and asset/ liability management strategies. Mr. Mauro previously served as head of the Cross Asset Initiatives team in the Asset Management Group at AIG, where he developed and implemented processes to facilitate asset allocation decisions for AIG’s investment portfolio. In 2013, Mr. Mauro began his tenure at AIG in the Investments Business Strategy team where he worked to execute the divestiture of certain holdings that were deemed no longer core to AIG’s overall business. Prior to that, Mr. Mauro worked in Investment Banking, helping financial institutions to execute capital raising and M&A transactions at Macquarie Capital (USA) Inc. and FBR & Co. Mr. Mauro earned his Bachelors of Science in Finance and Accounting from Georgetown University. Mr. Mauro is a Chartered Financial Analyst (CFA) Charterholder.

Mark Retik 57, Variable Life and Annuity Business Leader. Mr. Retik leads the Variable Life and Annuity Business at Fortitude Re. In this capacity, he has overall responsibility for the performance of FLIAC. Most recently, Mr. Retik served as the North American head of Munich Re’s capital markets reinsurance unit. Previously, he was with Prudential Financial, where he ran the capital markets hedging team with responsibility for risk managing the firm’s variable annuities. Mr. Reitk spent most of his career as a Managing Director in the Securities Division of Goldman, Sachs & Co., on the equity and credit derivatives desks, developing and executing capital markets solutions for insurance and reinsurance company clients. Mr. Retik earned his BA in Mathematics from Dartmouth College and MBA from the MIT Sloan School of Management. Mr. Retik is an Associate of the Society of Actuaries.

James West, 47, is the Chief Actuary at Fortitude Re where he is responsible for pricing, managing and reserving Fortitude Re’s life insurance businesses. Mr. West has 20 years of experience in US Life Insurance with a wide range of Life, Annuity and A&H products. Prior to joining Fortitude Re, Mr. West held various positions at AIG, including Chief Finance Actuary Life and Chief Finance Actuary Legacy. As AIG Chief Finance Actuary Legacy, he was heavily involved in the establishment of Fortitude Re. Mr. West also held various actuarial positions at Conseco and earned a Bachelor of Science in Actuarial Science and Statistics from Purdue University. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Yi Yang, 38, Chief Risk Officer is responsible for the oversight of all risks and development of risk appetite of the company. He also serves as the Investment Risk Officer of Fortitude Re, the parent company of FLIAC. Mr. Yang has more than 15 years of experience working in the reinsurance industry, with a variety of roles including actuarial, hedging, investment, and risk management. Mr. Yang previously served as Head of Risk Analytics at Nassau Financial Group, where he was responsible for hedging, ALM, Economic Capital as well as risk assessment and surveillance. Prior to that, Mr. Yang spent more than a decade with Guardian Life, where he led the Variable Annuity Hedging function for 5 years and served as a Director in the ERM function. Mr. Yang earned his Bachelors of Science in Math and Financial Economics from Centre College, as well as an MBA from Columbia University. Mr Yang is a Chartered Financial Analyst Charterholder, and a Fellow of Society of Actuaries.

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

FLIAC entered into an intercompany liquidity agreement with FGH and its affiliates that allows the Successor Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

See Note 11 “Related Party Transactions” contained in Part II, Item 8 for additional information.

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

Services provided	Year Ended December 31, 2023	Nine months ended December 31, 2022
	(in thousands)
Audit Fees (1)	$4,285	$4,790
Audit-related Fees (2)	—	792
Tax Fees (3)	327	—
All Other Fees	—	—
Total	$4,612	$5,582
(1) - The aggregate fees for professional services rendered for the audit of the consolidated financial statements of FLIAC and, as required, consents and assistance with review of documents filed with the SEC.
(2) - Includes aggregate fees for assurance and related services, including internal control and financial compliance reports, and accounting consultation on accounting standards, acquisitions, and potential financial reporting requirements.
(3) - Includes aggregate fees for tax related services to support for the Company's analysis of certain tax positions, transfer pricing studies and other professional fees.
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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	44
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2023	126
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

14. Code of Ethics is incorporated by reference to the Company's Form 10-K, Registration No. 33-44202, filed March 22, 2023.
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
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Fortitude Life Insurance & Annuity Company
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2023
(in millions)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturity securities, at fair value
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$694	$581	$581
Obligations of U.S. states and their political subdivisions	137	129	129
Foreign governments	1	1	1
U.S. corporate public securities	3,027	2,762	2,762
U.S. corporate private securities	406	391	391
Foreign corporate public securities	160	150	150
Foreign corporate private securities	99	88	88
Asset-backed securities	974	960	960
Commercial mortgage-backed securities	13	12	12
Residential mortgage-backed securities	136	136	136
Total fixed maturity securities, at fair value	$5,647	$5,210	$5,210

Mortgage loans	439		437
Short-term investments	21		21
Other invested assets (1)	47		44
Total investments	$6,154		$5,712

(1) Excludes derivative instruments and associated collateral. See Notes 4, 5, and 6 for further information regarding derivative instruments.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, and State of New Jersey on March 14, 2024.

FORTITUDE LIFE INSURANCE & ANNUITY COMPANY (Registrant)
By:	/s/ Kai Talarek
Kai Talarek
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2024.

Signature	Title

/s/ Alon Neches	President, Chief Executive Officer and Director
Alon Neches	(Principal Executive Officer)

/s/ Kai Talarek	Executive Vice President and Chief Financial Officer and Director
Kai Talarek	(Principal Financial Officer)

/s/ Jeffrey Condit	Senior Vice President and Deputy Chief Financial Officer
Jeffrey Condit	(Principal Accounting Officer)

* Ciara A. Burnham	Director
Ciara A. Burnham

* Douglas A. French	Director
Douglas A. French

* Richard Patching	Director
Richard Patching

* Brian T. Schreiber	Director
Brian T. Schreiber

* Samuel J. Weinhoff	Director
Samuel J. Weinhoff

* By:	/s/ Richard E. Buckley
Richard E. Buckley
(Attorney-in-Fact)