Form 10-Q
period 2024-03-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2024-05-14
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2024, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial market and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, or (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Fixed maturity securities, at fair value	$5,377	$5,210
Mortgage loans, at fair value	425	437
Short-term investments	25	21
Other invested assets (includes $267 and $141 of assets measured at fair value at March 31, 2024 and December 31, 2023, respectively)	341	211
Total investments	6,168	5,879
Cash and cash equivalents	441	940
Accrued investment income	60	60
Reinsurance recoverables, at fair value	155	206
Deposit asset, at fair value	426	438
Income taxes	80	99
Other assets: (Receivables from parent and affiliates: March 31, 2024 - $1; December 31, 2023 - $0)	90	61
Separate account assets, at fair value	24,262	23,870
TOTAL ASSETS	$31,682	$31,553

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,545	$5,003
Net modified coinsurance payable, at fair value	72	78
Liabilities associated with secured borrowing arrangements	1,121	967
Other liabilities: (Payables to parent and affiliates: March 31, 2024 - $79; December 31, 2023 - $10)	260	273
Separate account liabilities, at fair value	24,262	23,870
TOTAL LIABILITIES	30,260	30,191

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,714
Retained deficit	(220)	(290)
Accumulated other comprehensive loss	(75)	(65)
Total equity	1,422	1,362
TOTAL LIABILITIES AND EQUITY	$31,682	$31,553

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Income and Comprehensive Income
(in millions)

	Three Months Ended March 31
	2024	2023
REVENUES
Premiums	$10	$7
Policy charges and fee income	112	117
Net investment income	70	76
Asset management and service fees	23	22
Other income	2	1
Investment gains (losses), net	(321)	165
TOTAL REVENUES	(104)	388

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(314)	340
Commission expense	23	23
General, administrative and other expenses	18	18
TOTAL BENEFITS AND EXPENSES	(273)	381

INCOME FROM OPERATIONS BEFORE INCOME TAXES	169	7
Less: Income tax expense	24	—
NET INCOME	$145	$7
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(13)	22
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3)	5
Other comprehensive income (loss), net of taxes	(10)	17
COMPREHENSIVE INCOME	$135	$24

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net income	—	—	145	—	145
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Total comprehensive income					135
Balance, March 31, 2024	$3	$1,714	$(220)	$(75)	$1,422

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution payable to parent	—	(45)	—	—	(45)
Comprehensive income:
Net income	—	—	7	—	7
Other comprehensive income, net of tax	—	—	—	17	17
Total comprehensive income					24
Balance, March 31, 2023	$3	$1,714	$(279)	$128	$1,566

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145	$7
Adjustments to reconcile net income to net cash from (used in) operating activities:
Investment (gains) losses, net	321	(165)
Other, net	(7)	(10)
Change in:
Insurance liabilities, at fair value	(423)	277
Deposit asset, at fair value	12	(1)
Net modified coinsurance receivable/payable, at fair value	(6)	55
Accrued investment income	(1)	(1)
Income taxes	24	—
Reinsurance recoverables, net	51	(12)
Derivatives, net	(456)	(91)
Other, net	13	35
Cash flows from (used in) operating activities	(327)	94

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	85	149
Mortgage loans	49	18
Other invested assets	—	6
Short-term investments	18	36
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(425)	(261)
Mortgage loans	(4)	(28)
Other invested assets	(4)	(9)
Short-term investments	(22)	(41)
Other, net	—	(1)
Cash flows used in investing activities	(303)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account withdrawals	(48)	(49)
Cash collateral for loaned securities	—	58
Drafts outstanding	(23)	1
Repurchase agreements	202	—
Cash flows from financing activities	131	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(499)	(27)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	940	872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$441	$845

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program did not have an impact on total equity or net income but resulted in the reduction of certain activity/balances associated with these policies. During the three months ended March 31, 2023, approximately $7 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program.

There was no significant novation activity during the three months ended March 31, 2024 and we do not expect significant future novation activity under the current program. Approximately 72 percent of account value (since the acquisition of the Company on April 1, 2022) in the Ceded Business was novated to Pruco Life under this program.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Policy Election

Fair Value Option

We have elected to apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance liabilities, and associated reinsurance activity with how we expect to manage the business. See Note 4 herein and Notes 2 and 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of an Accounting Standards Update ("ASU") to the Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2024

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
		Effective for annual reporting periods beginning January 1, 2024, and interim reporting periods beginning January 1, 2025, using the retrospective method. Early adoption is permitted	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.
		Effective for annual reporting periods beginning January 1, 2025, and is required to be applied prospectively with the option of retrospective application. Early adoption is permitted.	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At March 31, 2024 and December 31, 2023, we had a modified coinsurance payable of $1,695 million and $1,603 million, respectively, equal to the assets held in the Ceded Business, and are included in the net modified coinsurance receivable/payable.

The following is the Consolidated Statement of Financial Position by segment:

	March 31, 2024
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,661	$1,507	$6,168
Cash and cash equivalents	298	143	441
Accrued investment income	52	8	60
Reinsurance recoverables	—	155	155
Deposit asset	—	426	426
Income taxes	80	—	80
Other assets	43	47	90
Separate account assets	22,146	2,116	24,262
TOTAL ASSETS	$27,280	$4,402	$31,682

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,342	$2,203	$4,545
Net modified coinsurance payable	—	72	72
Liabilities associated with secured borrowing arrangements	1,121	—	1,121
Other liabilities	249	11	260
Separate account liabilities	22,146	2,116	24,262
TOTAL LIABILITIES	25,858	4,402	30,260

EQUITY	1,422	—	1,422
TOTAL LIABILITIES AND EQUITY	$27,280	$4,402	$31,682

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,680	$1,199	$5,879
Cash and cash equivalents	534	406	940
Accrued investment income	51	9	60
Reinsurance recoverables	—	206	206
Deposit asset	—	438	438
Income taxes	99	—	99
Other assets	61	—	61
Separate account assets	21,800	2,070	23,870
TOTAL ASSETS	$27,225	$4,328	$31,553

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,835	$2,168	$5,003
Net modified coinsurance payable	—	78	78
Liabilities associated with secured borrowing arrangements	967	—	967
Other liabilities	261	12	273
Separate account liabilities	21,800	2,070	23,870
TOTAL LIABILITIES	25,863	4,328	30,191

EQUITY	1,362	—	1,362
TOTAL LIABILITIES AND EQUITY	$27,225	$4,328	$31,553

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

The following is comprehensive income by segment:

	Three Months Ended March 31, 2024
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$10	$—	$10
Policy charges and fee income	112	—	112
Net investment income	56	14	70
Asset management and service fees	23	—	23
Other income	2	—	2
Investment gains (losses), net	(425)	104	(321)
TOTAL REVENUES	(222)	118	(104)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(432)	118	(314)
Commission expense	23	—	23
General, administrative and other expenses	18	—	18
TOTAL BENEFITS AND EXPENSES	(391)	118	(273)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	169	—	169
Less: Income tax expense	24	—	24
NET INCOME	$145	$—	$145
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(13)	—	(13)
Less: Income tax benefit	(3)	—	(3)
Other comprehensive loss, net of taxes	(10)	—	(10)
COMPREHENSIVE INCOME	$135	$—	$135

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$7	$—	$7
Policy charges and fee income	117	—	117
Net investment income	56	20	76
Asset management and service fees	22	—	22
Other income	1	—	1
Investment gains, net	30	135	165
TOTAL REVENUES	233	155	388

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	185	155	340
Commission expense	23	—	23
General, administrative and other expenses	18	—	18
TOTAL BENEFITS AND EXPENSES	226	155	381
INCOME FROM OPERATIONS BEFORE INCOME TAXES	7	—	7
Income tax expense	—	—	—
NET INCOME	$7	$—	$7
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	22	—	22
Less: Income tax expense	5	—	5
Other comprehensive income, net of taxes	17	—	17
COMPREHENSIVE INCOME	$24	$—	$24

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Fair Value Option Election

We have elected to adopt the fair value option for several of our financial assets and liabilities. The following are the financial assets and liabilities for which we have elected the fair value option. See Notes 2 and 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

	March 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$514	$—	$—	$514
Obligations of U.S. states and their political subdivisions	—	125	—	—	125
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,767	—	—	2,767
U.S. corporate private securities	—	146	272	—	418
Foreign corporate public securities	—	236	—	—	236
Foreign corporate private securities	—	31	57	—	88
Asset-backed securities (2)	—	773	286	—	1,059
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	144	5	—	149
Total fixed maturity securities	—	4,749	620	—	5,369
Mortgage loans (3)	—	—	425	—	425
Short-term investments	3	22	—	—	25
Cash and cash equivalents	441	—	—	—	441
Other invested assets (4)	3	718	—	(483)	238
Deposit asset	—	—	426	—	426
Reinsurance recoverables	—	—	155	—	155
Subtotal excluding separate account assets	447	5,489	1,626	(483)	7,079
Separate account assets	—	24,262	—	—	24,262
Total assets	$447	$29,751	$1,626	$(483)	$31,341
Liabilities
Insurance liabilities	$—	$—	$4,545	$—	$4,545
Other liabilities - derivatives	46	1,047	—	(1,040)	53
Net modified coinsurance payable	—	—	72	—	72
Separate account liabilities	—	24,262	—	—	24,262
Total liabilities	$46	$25,309	$4,617	$(1,040)	$28,932

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of March 31, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $4 million.
(4)Other invested assets within the above chart are comprised of derivative assets.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At March 31, 2024 the fair values of private equity funds and fixed maturity securities were $29 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	March 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$440	$—	$—	$440
Obligations of U.S. states and their political subdivisions	—	125	—	—	125
U.S. corporate public securities	—	2,048	—	—	2,048
U.S. corporate private securities	—	—	271	—	271
Foreign corporate public securities	—	123	—	—	123
Foreign corporate private securities	—	—	57	—	57
Asset-backed securities (2)	—	754	258	—	1,012
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	22	5	—	27
Total fixed maturity securities	—	3,524	591	—	4,115
Mortgage loans (3)	—	—	425	—	425
Cash and cash equivalents	298	—	—	—	298
Other invested assets (4)	3	451	—	(438)	16
Subtotal excluding separate account assets	301	3,975	1,016	(438)	4,854
Separate account assets	—	22,146	—	—	22,146
Total assets	$301	$26,121	$1,016	$(438)	$27,000
Liabilities
Insurance liabilities	$—	$—	$2,342	$—	$2,342
Other liabilities - derivatives	46	1,000	—	(993)	53
Separate account liabilities	—	22,146	—	—	22,146
Total liabilities	$46	$23,146	$2,342	$(993)	$24,541

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of March 31, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $4 million.
(4)Other invested assets within the above chart are comprised of derivative assets.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At March 31, 2024 the fair values of private equity funds and fixed maturity securities were $28 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	March 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$74	$—	$—	$74
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	719	—	—	719
U.S. corporate private securities	—	146	1	—	147
Foreign corporate public securities	—	113	—	—	113
Foreign corporate private securities	—	31	—	—	31
Asset-backed securities(2)	—	19	28	—	47
Residential mortgage-backed securities	—	122	—	—	122
Total fixed maturity securities	—	1,225	29	—	1,254
Short-term investments	3	22	—	—	25
Cash and cash equivalents	143	—	—	—	143
Other invested assets(3)	—	267	—	(45)	222
Deposit asset	—	—	426	—	426
Reinsurance recoverables	—	—	155	—	155
Subtotal excluding separate account assets	146	1,514	610	(45)	2,225
Separate account assets	—	2,116	—	—	2,116
Total assets	$146	$3,630	$610	$(45)	$4,341
Liabilities
Insurance liabilities	$—	$—	$2,203	$—	$2,203
Other liabilities - derivatives	—	47	—	(47)	—
Net modified coinsurance payable	—	—	72	—	72
Separate account liabilities	—	2,116	—	—	2,116
Total liabilities	$—	$2,163	$2,275	$(47)	$4,391

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets within the above chart are comprised of derivative assets.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position. At March 31, 2024 the fair values of private equity funds were $1 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$581	$—	$—	$581
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,762	—	—	2,762
U.S. corporate private securities	—	146	245	—	391
Foreign corporate public securities	—	150	—	—	150
Foreign corporate private securities	—	31	57	—	88
Asset-backed securities(2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	131	5	—	136
Total fixed maturity securities	—	4,649	553	—	5,202
Mortgage loans(3)	—	—	437	—	437
Short-term investments	—	17	4	—	21
Cash and cash equivalents	940	—	—	—	940
Other invested assets(4)	—	811	—	(694)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	940	5,477	1,638	(694)	7,361
Separate account assets	—	23,870	—	—	23,870
Total assets	$940	$29,347	$1,638	$(694)	$31,231
Liabilities
Insurance liabilities	$—	$—	$5,003	$—	$5,003
Other liabilities - derivatives	71	1,230	—	(1,207)	94
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	23,870	—	—	23,870
Total liabilities	$71	$25,100	$5,081	$(1,207)	$29,045

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

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$506	$—	$—	$506
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
U.S. corporate public securities	—	2,099	—	—	2,099
U.S. corporate private securities	—	—	244	—	244
Foreign corporate public securities	—	124	—	—	124
Foreign corporate private securities	—	—	56	—	56
Asset-backed securities(2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	23	5	—	28
Total fixed maturity securities	$—	$3,599	$551	$—	$4,150
Mortgage loans(3)	—	—	437	—	437
Cash and cash equivalents	534	—	—	—	534
Other invested assets(4)	—	638		(638)	—
Subtotal excluding separate account assets	534	4,237	988	(638)	5,121
Separate account assets	—	21,800	—	—	21,800
Total assets	$534	$26,037	$988	$(638)	$26,921
Liabilities
Insurance liabilities	$—	$—	$2,835	$—	$2,835
Other liabilities - derivatives	71	1,174	—	(1,151)	94
Separate account liabilities	—	21,800	—	—	21,800
Total liabilities	$71	$22,974	$2,835	$(1,151)	$24,729

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage loans was de minimis.
(4)Other invested assets within the above chart are comprised of derivatives assets.

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

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$75	$—	$—	$75
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	663	—	—	663
U.S. corporate private securities	—	146	1	—	147
Foreign corporate public securities	—	26	—	—	26
Foreign corporate private securities	—	31	1	—	32
Residential mortgage-backed securities	—	108	—	—	108
Total fixed maturity securities	$—	$1,050	$2	$—	$1,052
Short-term investments	—	17	4	—	21
Cash and cash equivalents	406	—	—	—	406
Other invested assets (2)	—	173	—	(56)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	406	1,240	650	(56)	2,240
Separate account assets	—	2,070	—	—	2,070
Total assets	$406	$3,310	$650	$(56)	$4,310
Liabilities
Insurance liabilities	$—	$—	$2,168	$—	$2,168
Other liabilities - derivatives	—	56	—	(56)	—
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	2,070	—		2,070
Total liabilities	$—	$2,126	$2,246	$(56)	$4,316

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Other invested assets within the above chart are comprised of derivative assets.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present information about the significant unobservable inputs used for recurring fair value measurements regarding certain Level 3 assets and liabilities. Excluded from the tables are assets that are externally priced and for which information about the inputs is not readily available to the Company.

	March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$227	Discounted cash flow	Discount rate	4.95%	8.94%	6.81%	Decrease

Foreign corporate private securities	37	Discounted cash flow	Discount rate	4.51%	6.55%	5.53%	Decrease

Asset-backed securities	104	Discounted cash flow	Discount rate	6.37%	12.17%	7.94%	Decrease
	128	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	232

Mortgage loans
Residential mortgage loans	347	Level yield	Market yield	5.39%	10.55%	7.50%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	6.30%	7.58%	7.14%	Decrease
Total Mortgage loans	425

Ceded business
Deposit asset	426	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	155	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,342	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.84%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,203	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.70%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	72	Fair values are determined using the same unobservable inputs as insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$203	Discounted cash flow	Discount rate	5.19%	9.36%	6.93%	Decrease

Foreign corporate private securities	36	Discounted cash flow	Discount rate	4.65%	6.78%	5.72%	Decrease

Asset-backed securities	107	Discounted cash flow	Discount rate	6.37%	12.17%	7.96%	Decrease
	113	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	220

Mortgage loans
Residential mortgage loans	361	Level yield	Market yield	6.43%	11.61%	7.94%	Decrease
Commercial mortgage loans	76	Discounted cash flow	Discount rate	5.87%	7.15%	6.72%	Decrease
Total Mortgage loans	437

Ceded business
Deposit asset	438	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	206	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,835	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.94%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,168	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.73%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	78	Fair values are determined using the same unobservable inputs as insurance liabilities.
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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 88% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$3	$24	$—	$—	$—	$—	$—	$—	$271	$2
Foreign corporate private securities	56	1	—	—	—	—	—	—	—	57	1
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	246	(1)	14	—	—	(1)	—	—	—	258	(2)
Mortgage loans
Residential mortgage loans	361	5	4	—	—	(22)	—	—	—	348	5
Commercial mortgage loans	76	1	—	—	—	—	—	—	—	77	1
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	—	—	28	—	—	—	—	—	—	28	—
Foreign corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Short-term investments	4	—	3	—	—	(7)	—	—	—	—	—
Deposit asset	438	(10)	—	—	—	—	(2)	—	—	426	—
Reinsurance recoverables	206	(51)	—	—	—	—	—	—	—	155	—
Net modified coinsurance receivable (payable)	(78)	6	—	—	—	—	—	—	—	(72)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$—	$19	$—	$—	$(1)	$—	$—	$18	$182	$—
Foreign corporate private securities	36	—	—	—	—	—	—	—	—	36	1
Asset-backed securities	155	(2)	38	—	—	—	—	—	—	191	(2)
Mortgage loans
Residential mortgage loans	161	—	13	—	—	(16)	—	—	—	158	—
Commercial mortgage loans	35	—	13	—	—	—	—	—	—	48	—
Ceded Business
Deposit asset	607	1	—	—	—	—	—	—	—	608	—
Reinsurance recoverables	235	12	—	—	—	—	—	—	—	247	—
Net modified coinsurance receivable (payable)	18	(63)	—	—	—	—	—	—	—	(45)	—

(1) Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

	Three Months Ended March 31, 2024
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,835	$(385)	$108	$(245)	$29	$—	$2,342
Ceded Business	2,168	(96)	159	(31)	3	—	2,203

	Three Months Ended March 31, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,941	$(348)	$132	$235	$100	$(4)	$3,056
Ceded Business	2,605	(66)	67	76	13	—	2,695

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

	March 31, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(51)	$(51)	$—	$(29)	$(29)
Modified coinsurance receivable	—	97	97	—	(238)	(238)
Deposit asset	—	(12)	(12)	—	(169)	(169)
Liabilities:
Insurance liabilities	$(493)	$35	$(458)	$(106)	$(437)	$(543)

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

	March 31, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$60	$—	$60	$60
Other invested assets - Other	57	—	11	68	68
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$993	$—	$993	$1,121

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$60	$—	$60	$60
Other invested assets - Other	50	—	11	61	61
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$825	$—	$825	$967

5.    INVESTMENTS

We have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity securities and mortgage and other loans. See Note 4 for further information.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	March 31, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$3	$3	$—	$4	$4
Real estate-related	—	3	3	—	5	5
Subtotal equity method	—	6	6	—	9	9
Fair value:
Private equity	28	1	29	24	—	24
Total LPs/LLCs	28	7	35	24	9	33
Derivative instruments	16	222	238	—	117	117
Other	68	—	68	61	—	61
Total other invested assets	$112	$229	$341	$85	$126	$211

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$50	$7	$57	$48	$8	$56
Mortgage loans	—	—	—	3	—	3
Short-term investments and cash equivalents	2	1	3	—	1	1
Total accrued investment income	$52	$8	$60	$51	$9	$60

The aggregate fair value of mortgage and other loans that were 90 days or more past due and in non-accrual status was $3 million and $2 million as of March 31, 2024 and December 31, 2023, respectively. The aggregate unpaid principal balance for these loans approximated fair value in both periods.

Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$60	$12	$72	$47	$14	$61
Equity securities	—	—	—	—	1	1
Mortgage loans	8	—	8	4	—	4
Other invested assets	3	(2)	1	12	1	13
Short-term investments and cash equivalents	6	4	10	2	6	8
Gross investment income	77	14	91	65	22	87
Less: investment expenses (1)	(21)	—	(21)	(9)	(2)	(11)
Net investment income	$56	$14	$70	$56	$20	$76

(1) For the three months ended, March 31, 2024, investment expenses within the Retained Business includes $15 million of expense related to liabilities associated with repurchase agreements.

The activity above includes interest income related to fair value option investments, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(77)	$1	$(76)	$(10)	$—	$(10)	$(87)	$1	$(86)
Mortgage loans	5	—	5	—	—	—	5	—	5
Derivatives	—	(354)	(354)	—	114	114	—	(240)	(240)
Total	$(72)	$(353)	$(425)	$(10)	$114	$104	$(82)	$(239)	$(321)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$156	$(26)	$130	$21	$—	$21	$177	$(26)	$151
Equity securities	—	—	—	7	—	7	7	—	7
Derivatives	—	(100)	(100)	—	107	107	—	7	7
Total	$156	$(126)	$30	$28	$107	$135	$184	$(19)	$165

Repurchase Agreements

In the normal course of business, FLIAC sells securities under agreements to repurchase. These balances are recorded within "Liabilities associated with repurchase agreements and securities lending transactions" in the unaudited interim consolidated statements of financial position.

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the cash received under the outstanding repurchase agreements.

	March 31, 2024				December 31, 2023
	Remaining Contractual Maturities of the Agreements
	Up to 30 days	30 days up to 1 year	1-5 Years	Total	Up to 30 days	30 days up to 1 year	1-5 Years	Total
	(in millions)
U.S. corporate public securities	$216	$402	$503	$1,121	$356	$108	$503	$967

The market value of the securities associated with repurchase agreements was $1,166 million and $999 million as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, the Company returned $63 million of fixed maturity securities that were received as collateral in prior periods, on a non-cash basis, related to liabilities associated with repurchase agreements. Also during the three months ended March 31, 2024, the Company received $15 million of fixed maturity securities, on a non-cash basis, related to liabilities associated with repurchase agreements.

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

	March 31, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$27,932	$364	$(749)	$31,096	$580	$(923)
Interest Rate Options	215	—	—	215	10	(15)
Currency/Interest Rate
Foreign Currency Swaps	101	6	—	102	5	—
Equity
Equity Futures	(2,015)	3	(46)	(2,025)	—	(71)
Total Return Swaps	1,079	2	(110)	1,079	—	(143)
Equity Options	2,912	79	(141)	4,046	43	(94)
Total Derivatives, Retained Business	30,224	454	(1,046)	34,513	638	(1,246)

Ceded Business
Interest Rate
Interest Rate Swaps	505	16	(10)	605	22	(12)
Currency/Interest Rate
Foreign Currency Swaps	37	4	—	37	3	—
Equity
Total Return Swaps	399	—	(3)	281	—	—
Equity Options	2,801	247	(34)	2,847	148	(44)
Total Derivatives, Ceded Business	3,742	267	(47)	3,770	173	(56)
Total Derivatives (1)	$33,966	$721	$(1,093)	$38,283	$811	$(1,302)

(1)     Recorded in “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments and repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	March 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$454	$(438)	$—	$16	$—	$16
Ceded Business	267	(45)	—	222	—	222
Total	$721	$(483)	$—	$238	$—	$238
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,046	$(438)	$(555)	$53	$(53)	$—
Ceded Business	47	(45)	(2)	—	—	—
Total	$1,093	$(483)	$(557)	$53	$(53)	$—
Repurchase agreements	$1,121	$—	$—	$1,121	$(1,121)	$—

	December 31, 2023
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$638	$(638)	$—	$—	$—	$—
Ceded Business	173	(56)	—	117	—	117
Total	$811	$(694)	$—	$117	$—	$117

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,246	$(638)	$(514)	$94	$(94)	$—
Ceded Business	56	(56)	—	—	—	—
Total	$1,302	$(694)	$(514)	$94	$(94)	$—
Repurchase agreements	$967	$—	$—	$967	$(967)	$—

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

For securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Classification of Derivatives Activity

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Three Months Ended
	March 31, 2024			March 31, 2023
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total

Retained Business
Interest Rate	$(74)	$—	$(74)	$115	$—	$115
Currency/Interest Rate	—	2	2	—	—	—
Credit	2	—	2	—	—	—
Equity	(282)	—	(282)	(215)	—	(215)
Total, Retained Business	(354)	2	(352)	(100)	—	(100)
Ceded Business
Interest Rate	2	—	2	31	—	31
Equity	112	—	112	76	—	76
Total, Ceded Business	114	—	114	107	—	107
Total	$(240)	$2	$(238)	$7	$—	$7

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”.

For the three months ended March 31, 2024, the Company's income tax provision amounted to an income tax benefit of approximately $24 million or 14.2 percent of income from operations before income taxes, respectively. The effective tax rate for the Company differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income, intercompany cost allocations, and the deductible foreign taxes paid and accrued.

For the three months ended March 31, 2023, the Company's income tax provision amounted to an income tax expense (benefit) of $0.3 million or 4.3 percent of loss from operations before income taxes, respectively. The effective tax rate differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of both March 31, 2024 and December 31, 2023, the Company had a valuation allowance of $36 million, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.

8.    EQUITY

Dividends and Distributions to Parent

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and was not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment and was accrued as of March 31, 2024. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of March 31, 2024. The Company received written approval from the Arizona DIFI and the $150 million dividend was distributed in cash to FGH in April 2024.

During the first quarter of 2023, the Company established a $45 million distribution payable to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital". The distribution payable was settled during the second quarter of 2023.

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Income and Comprehensive Income.

AOCI is comprised entirely of changes in own-credit risk related to insurance liabilities. The balance of and changes in each component of AOCI are as follows:

Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2023	$(65)
Change in OCI	(13)
Less: Income tax benefit	(3)
Balance, March 31, 2024	$(75)

Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2022	$111
Change in OCI	22
Less: Income tax expense	5
Balance, March 31, 2023	$128

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of March 31, 2024, the Company had commitments totaling $287 million to purchase or fund investments related to private fixed maturity securities and mortgage loans. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2024, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Regulatory

Variable Products

Prior to its acquisition by FGH, the Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

10.    RELATED PARTY TRANSACTIONS

The Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three months ended March 31, 2024 and 2023, FLIAC was allocated $9 million and $8 million, respectively, of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow or loan any funds under the agreement during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company borrowed $120 million of funds under the agreement, which was repaid in full, plus interest during the same period.

There were no outstanding loans or borrowings under agreement as of both March 31, 2024 and 2023.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 38.53% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of March 31, 2024 and December 31, 2023, assets under management had a market value of $568 million and $529 million, respectively, and were comprised primarily of private credit fixed income assets. FLIAC recognized $11 million and $5 million of investment income on such assets during the three month ended March 31, 2024 and 2023, respectively.

In connection with the investment management agreements, as of March 31, 2024, FLIAC has unfunded commitments of $96 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net". There were no affiliated asset transfers for the three months ended March 31, 2024 and 2023.

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

The following analysis of our financial condition and results of operations should be read in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

The Company was established in 1969 and has been a provider of annuity contracts for the individual market in the United States. The Company’s products have been sold primarily to individuals to provide for long-term savings and retirement needs and to address the economic impact of premature death, estate planning concerns, and supplemental retirement income.

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

Group Supervision Updates

Effective April 1, 2024, the Bermuda Monetary Authority ("BMA") made a final determination that it is appropriate for the BMA to be the group supervisor for FGH Parent, L.P. and its subsidiaries (collectively, “Fortitude Re”). FGH Parent, L.P. is a Bermuda-domiciled exempted limited partnership, which serves as the holding company for the Company and its affiliates. As a result of the BMA’s determination to be group supervisor of Fortitude Re, Fortitude Re will be subject to group capital standards, additional examination as an insurance group, and participation in supervisory college activities as determined by the BMA and other competent authorities supervising the entities in the insurance group. The Arizona Department of Insurance and Financial Institutions ("DIFI") will remain the supervisor of FLIAC and its affiliated U.S. insurance subsidiaries within Fortitude Re and will coordinate its activities with the BMA regarding overall supervision of Fortitude Re. At this time, we are in the process of determining the additional costs and impacts resulting from the BMA’s designation as group supervisor for Fortitude Re.

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program did not have an impact on total equity or net income but resulted in the reduction of certain activity/balances associated with these policies. During the three months ended March 31, 2024, approximately $7 million of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program.

There was no significant novation activity during the three months ended March 31, 2024 and we do not expect significant future novation activity under the current program. Approximately 72 percent of account value (since the acquisition of the Company on April 1, 2022) in the Ceded Business was novated to Pruco Life under this program.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Revenues and Expenses

The Company earns revenues principally from contract fees, mortality and expense fees, and asset administration fees from annuity and investment products, all of which primarily result from the sale and servicing of annuity products. The Company also earns net investment income from the investment of general account and other funds. The Company’s operating expenses principally consist of annuity benefit guarantees provided, reserves established for anticipated future annuity benefit guarantees, and costs of managing risk related to these products. The Company's operating expenses also include general business expenses, reinsurance premiums, and commissions and other costs of selling and servicing the various products it sold.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of an Accounting Standards Update ("ASU") to the Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update will also require expanded disclosures regarding the chief operating decision maker (CODM) and the information they are provided when assessing segment performance and allocating resources.	Effective for annual reporting periods beginning January 1, 2024, and interim reporting periods beginning January 1, 2025, using the retrospective method. Early adoption is permitted	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.	Effective for annual reporting periods beginning January 1, 2025, and is required to be applied prospectively with the option of retrospective application. Early adoption is permitted.	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.

Segment and Product Overview
Our business is comprised of two major blocks of in-force policies, which we refer to as the “Retained Business” and the “Ceded Business”. The Retained Business consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products. The Retained Business is actively managed by FLIAC management and the Company retains the full economic benefits and risks. The Retained Business consists of variable annuity contracts originated between 1993 – 2010. These products allow the holder to direct investments into certain separate account funds to receive tax deferred build-up within the contract. Most of the contracts have optional living benefit riders, commonly known as guaranteed minimum withdrawal benefits, which entitle the holder to elect to withdraw a guaranteed amount from the contract while alive, irrespective of the balance in their separate account. Almost all of the contracts also offer a guaranteed amount payable to a beneficiary upon the death of the holder, which is commonly known as a guaranteed minimum death benefit.

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

Changes in Financial Position

The following is a discussion regarding changes in the financial position of the Company by reportable segment.

Retained Business

Assets increased $55 million to $27,280 million at March 31, 2024 from $27,225 million at December 31, 2023. The increase was driven by higher separate account assets due to favorable equity market movements. Partially offsetting the increase was a decline in cash driven by the purchase of invested assets during the first quarter of 2024 and a generally higher level of cash at December 31, 2023 resulting from the timing of the sale of certain alternative investments.

Liabilities decreased $5 million to $25,858 million at March 31, 2024 from $25,863 million at December 31, 2023. The decrease was driven by a decline in the fair value of insurance liabilities resulting from favorable equity market movements, mostly offset by higher separate account liabilities, corresponding to the increase in separate account assets, as discussed above, and higher liabilities related to repurchase agreements.

Equity increased $60 million to $1,422 million at March 31, 2024 from $1,362 million at December 31, 2023, due primarily to net income of $145 million. Partially offsetting the increase was the accrual of a $75 million ordinary dividend to FGH and the $10 million net-of-tax impact in accumulated other comprehensive income related to movements in our own-credit risk (OCR) on the fair value of insurance liabilities.

Ceded Business

Assets increased $74 million to $4,402 million at March 31, 2024 from $4,328 million at December 31, 2023. The increase was driven by higher separate account assets due to favorable equity market movements.
Liabilities increased $74 million to $4,402 million at March 31, 2024 from $4,328 million at December 31, 2023. The increase was driven by higher separate account liabilities, corresponding to the increase in separate account assets, as discussed above.

There was no equity within our Ceded Business at both March 31, 2024 and December 31, 2023 as the assets are fully offset by the liabilities.

Results of Operations

INCOME FROM OPERATIONS BEFORE INCOME TAXES

Three Months Comparison to Prior Period

Retained Business

Income from operations before income taxes was $169 million for the three months ended March 31, 2024 compared to $7 million for the three months ended March 31, 2023. The increase was driven by favorable changes in the fair value of insurance liabilities due to both favorable equity market and interest rate movements, partially offset by higher investment losses from equity derivatives and fixed maturity securities, which were also driven by equity market and interest rate movements, respectively.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Three Months Comparison to Prior Period

Retained Business

Revenues were $(222) million for the three months ended March 31, 2024 compared to $233 million for the three months ended March 31, 2023. The change was primarily due to investment losses during the three months ended March 31, 2024, primarily related to equity derivatives and fixed maturity securities, which were driven by equity market and interest rate movements, respectively.

Benefits and expenses were $(391) million in the three months ended March 31, 2024 compared to $226 million during the three months ended March 31, 2023. The change was driven primarily by favorable changes in the fair value of insurance liabilities due to both favorable equity market and interest rate movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Income Taxes

For information regarding income taxes, see Note 7 to the Consolidated Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business - Regulation" and “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Dividends and Distributions to Parent

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and was not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment and was accrued as of March 31, 2024. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of March 31, 2024. The Company received written approval from the Arizona DIFI and the $150 million dividend was distributed in cash to FGH in April 2024.

During the first quarter of 2023, the Company established a $45 million distribution payable to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital". The distribution payable was settled during the second quarter of 2023.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of March 31, 2024 and December 31, 2023, the Company had liquid assets of $5.8 billion and $6.2 billion, respectively, which includes $1.4 billion and $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of March 31, 2024 and December 31, 2023, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.5 billion and $1.0 billion, respectively.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow or loan any funds under the agreement during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company borrowed $120 million of funds under the agreement, which was repaid in full, plus interest during the same period.

There were no outstanding loans or borrowings under agreement as of both March 31, 2024 and 2023.

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

Repurchase Agreements

In the normal course of business, we may enter into repurchase agreements with unaffiliated financial institutions, which are typically large or highly rated, to earn spread income and facilitate trading activity. Under these agreements, the Company transfers securities to the counterparty and receives cash as collateral. The cash received is generally invested in short-term investments and fixed maturity securities.

A liability representing the amount that the securities will be repurchased is recorded in "Liabilities associated with secured borrowing arrangements" in our consolidated statement of financial position. As of March 31, 2024, the liabilities associated with our outstanding repurchase agreements were $1,121 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, there have been no material changes in our economic exposure to market risk from December 31, 2023, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2023, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 14, 2024