Form 10-Q
period 2024-06-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2024-08-09
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2024, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, or (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	June 30, 2024	December 31, 2023

ASSETS
Fixed maturity securities, at fair value	$5,382	$5,210
Mortgage loans, at fair value	382	437
Short-term investments	22	21
Other invested assets (includes $311 and $141 of assets measured at fair value at June 30, 2024 and December 31, 2023, respectively)	409	211
Total investments	6,195	5,879
Cash and cash equivalents	379	940
Accrued investment income	65	60
Reinsurance recoverables, at fair value	151	206
Deposit asset, at fair value	404	438
Income taxes	78	99
Other assets (Receivables from parent and affiliates: June 30, 2024 - $0; December 31, 2023 - $0)	48	61
Separate account assets, at fair value	23,675	23,870
TOTAL ASSETS	$30,995	$31,553

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,386	$5,003
Net modified coinsurance payable, at fair value	128	78
Liabilities associated with secured borrowing arrangements	1,123	967
Other liabilities (Payables to parent and affiliates: June 30, 2024 - $1; December 31, 2023 - $10)	318	273
Separate account liabilities, at fair value	23,675	23,870
TOTAL LIABILITIES	29,630	30,191

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,714
Retained deficit	(325)	(290)
Accumulated other comprehensive loss	(27)	(65)
TOTAL EQUITY	1,365	1,362
TOTAL LIABILITIES AND EQUITY	$30,995	$31,553

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income
(in millions)

	Three Months Ended		Six Months Ended
	June 30
	2024	2023	2024	2023
REVENUES
Premiums	$8	$7	$18	$14
Policy charges and fee income	113	115	225	232
Net investment income	75	78	145	154
Asset management and service fees	23	23	46	45
Other income	—	3	2	4
Investment losses, net	(147)	(287)	(468)	(122)
TOTAL REVENUES	72	(61)	(32)	327

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	62	(255)	(252)	85
Commission expense	23	23	46	46
General, administrative and other expenses	20	16	38	34
TOTAL BENEFITS AND EXPENSES	105	(216)	(168)	165

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(33)	155	136	162
Less: Income tax expense (benefit)	(3)	25	21	25
NET INCOME (LOSS)	$(30)	$130	$115	$137
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	61	(115)	48	(93)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	13	(25)	10	(20)
Other comprehensive income (loss), net of taxes	48	(90)	38	(73)
COMPREHENSIVE INCOME	$18	$40	$153	$64

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net income	—	—	145	—	145
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Total comprehensive income					135
Balance, March 31, 2024	$3	$1,714	$(220)	$(75)	$1,422
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net loss	—	—	(30)	—	(30)
Other comprehensive income, net of tax	—	—	—	48	48
Total comprehensive income					18
Balance, June 30, 2024	$3	$1,714	$(325)	$(27)	$1,365

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive income:
Net income	—	—	7	—	7
Other comprehensive income, net of tax	—	—	—	17	17
Total comprehensive income					24
Balance, March 31, 2023	$3	$1,714	$(279)	$128	$1,566
Comprehensive income:
Net income	—	—	130	—	130
Other comprehensive loss, net of tax	—	—	—	(90)	(90)
Total comprehensive income					40
Balance, June 30, 2023	$3	$1,714	$(149)	$38	$1,606

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115	$137
Adjustments to reconcile net income to net cash used in operating activities:
Investment losses, net	468	122
Other, net	(10)	(22)
Change in:
Insurance liabilities, at fair value	(468)	(552)
Deposit asset, at fair value	34	131
Net modified coinsurance receivable/payable, at fair value	50	442
Accrued investment income	(5)	(6)
Income taxes	11	23
Reinsurance recoverables, net	55	35
Derivatives, net	(431)	(342)
Other, net	11	(8)
Cash flows used in operating activities	(170)	(40)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	238	227
Mortgage loans	66	49
Other invested assets	—	30
Short-term investments	32	61
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(620)	(327)
Mortgage loans	(7)	(87)
Other invested assets	(4)	(14)
Short-term investments	(31)	(69)
Other, net	1	13
Cash flows used in investing activities	(325)	(117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account withdrawals	(101)	(103)
Short-term borrowings from parent	—	80
Drafts outstanding	(17)	5
Net proceeds related to secured borrowing arrangements - repurchase agreements with maturities 90 days or less	200	203
Proceeds related to secured borrowing arrangements - repurchase agreements with maturities greater than 90 days	300	100
Repayments related to secured borrowing arrangements - repurchase agreements with maturities greater than 90 days	(300)	(200)
Net proceeds (repayments) related to secured borrowing arrangements - securities lending	2	(106)
Dividend to parent	(150)	—
Distribution to parent	—	(45)
Cash flows used in financing activities	(66)	(66)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(561)	(223)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	940	872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$379	$649
•During the six months ended June 30, 2023, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company that resulted in non-cash transactions of $343 million of investments with a corresponding offset of $343 million to the modified coinsurance payable.
•There was no significant non-cash novation activity during the six months ended June 30, 2024.
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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program did not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and six months ended June 30, 2023, approximately $451 million and $458 million, respectively, of account value which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program.

There was no significant novation activity during the three and six months ended June 30, 2024 and we do not expect significant future novation activity under the current program. Since the acquisition of the Company on April 1, 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company reclassified net proceeds related to repurchase agreements by disaggregating the cash flows related to repurchase agreements with original maturity dates greater than 90 days from those with original maturity dates less than 90 days within the Consolidated Statements of Cash Flows.

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

ASUs issued but not yet adopted as of June 30, 2024:

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

The Retained Business consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products. The Retained Business is actively managed by FLIAC management and we retain the full economic benefits and risks.

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At June 30, 2024 and December 31, 2023, we had a modified coinsurance payable of $1,726 million and $1,603 million, respectively, equal to the assets held in the Ceded Business, and are included in the net modified coinsurance payable.

The following is the Consolidated Statement of Financial Position by segment:

	June 30, 2024
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,550	$1,645	$6,195
Cash and cash equivalents	294	85	379
Accrued investment income	53	12	65
Reinsurance recoverables	—	151	151
Deposit asset	—	404	404
Income taxes	78	—	78
Other assets	47	1	48
Separate account assets	21,598	2,077	23,675
TOTAL ASSETS	$26,620	$4,375	$30,995

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,233	$2,153	$4,386
Net modified coinsurance payable	—	128	128
Liabilities associated with secured borrowing arrangements	1,121	2	1,123
Other liabilities	303	15	318
Separate account liabilities	21,598	2,077	23,675
TOTAL LIABILITIES	25,255	4,375	29,630

EQUITY	1,365	—	1,365
TOTAL LIABILITIES AND EQUITY	$26,620	$4,375	$30,995

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,680	$1,199	$5,879
Cash and cash equivalents	534	406	940
Accrued investment income	51	9	60
Reinsurance recoverables	—	206	206
Deposit asset	—	438	438
Income taxes	99	—	99
Other assets	61	—	61
Separate account assets	21,800	2,070	23,870
TOTAL ASSETS	$27,225	$4,328	$31,553

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,835	$2,168	$5,003
Net modified coinsurance payable	—	78	78
Liabilities associated with secured borrowing arrangements	967	—	967
Other liabilities	261	12	273
Separate account liabilities	21,800	2,070	23,870
TOTAL LIABILITIES	25,863	4,328	30,191

EQUITY	1,362	—	1,362
TOTAL LIABILITIES AND EQUITY	$27,225	$4,328	$31,553

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is comprehensive income by segment:

	Three Months Ended June 30, 2024
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$8	$—	$8
Policy charges and fee income	113	—	113
Net investment income	59	16	75
Asset management and service fees	23	—	23
Investment gains (losses), net	(179)	32	(147)
TOTAL REVENUES	24	48	72

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	14	48	62
Commission expense	23	—	23
General, administrative and other expenses	20	—	20
TOTAL BENEFITS AND EXPENSES	57	48	105
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(33)	—	(33)
Less: Income tax benefit	(3)	—	(3)
NET LOSS	$(30)	$—	$(30)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	61	—	61
Less: Income tax expense	13	—	13
Other comprehensive income, net of taxes	48	—	48
COMPREHENSIVE INCOME	$18	$—	$18

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$18	$—	$18
Policy charges and fee income	225	—	225
Net investment income	115	30	145
Asset management and service fees	46	—	46
Other income	2	—	2
Investment gains (losses), net	(604)	136	(468)
TOTAL REVENUES	(198)	166	(32)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(418)	166	(252)
Commission expense	46	—	46
General, administrative and other expenses	38	—	38
TOTAL BENEFITS AND EXPENSES	(334)	166	(168)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	136	—	136
Less: Income tax expense	21	—	21
NET INCOME	$115	$—	$115
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	48	—	48
Less: Income tax expense	10	—	10
Other comprehensive income, net of taxes	38	—	38
COMPREHENSIVE INCOME	$153	$—	$153

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2023
	Retained Business		Ceded Business	Total
	(in millions)
REVENUES
Premiums	$7		$—	$7
Policy charges and fee income	115		—	115
Net investment income	58		20	78
Asset management and service fees	23		—	23
Other income	2		1	3
Investment gains (losses), net	(402)		115	(287)
TOTAL REVENUES	(197)		136	(61)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(391)	—	136	(255)
Commission expense	23		—	23
General, administrative and other expenses	16		—	16
TOTAL BENEFITS AND EXPENSES	(352)		136	(216)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	155		—	155
Less: Income tax expense	25		—	25
NET INCOME	$130		$—	$130
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(115)		—	(115)
Less: Income tax benefit	(25)		—	(25)
Other comprehensive loss, net of taxes	(90)		—	(90)
COMPREHENSIVE INCOME	$40		$—	$40

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$14	$—	$14
Policy charges and fee income	232	—	232
Net investment income	114	40	154
Asset management and service fees	45	—	45
Other income	3	1	4
Investment gains (losses), net	(372)	250	(122)
TOTAL REVENUES	36	291	327

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(206)	291	85
Commission expense	46	—	46
General, administrative and other expenses	34	—	34
TOTAL BENEFITS AND EXPENSES	(126)	291	165
INCOME FROM OPERATIONS BEFORE INCOME TAXES	162	—	162
Less: Income tax expense	25	—	25
NET INCOME	$137	$—	$137
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(93)	—	(93)
Less: Income tax benefit	(20)	—	(20)
Other comprehensive loss, net of taxes	(73)	—	(73)
COMPREHENSIVE INCOME	$64	$—	$64

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

	June 30, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$504	$—	$—	$504
Obligations of U.S. states and their political subdivisions	—	116	—	—	116
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,779	—	—	2,779
U.S. corporate private securities	—	145	269	—	414
Foreign corporate public securities	—	256	—	—	256
Foreign corporate private securities	—	30	56	—	86
Asset-backed securities (2)	—	787	275	—	1,062
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	137	5	—	142
Total fixed maturity securities	—	4,767	605	—	5,372
Mortgage loans (3)	—	—	382	—	382
Short-term investments	—	22	—	—	22
Cash and cash equivalents	379	—	—	—	379
Other invested assets - derivatives	1	826	—	(545)	282
Deposit asset	—	—	404	—	404
Reinsurance recoverables	—	—	151	—	151
Subtotal excluding separate account assets	380	5,615	1,542	(545)	6,992
Separate account assets	—	23,675	—	—	23,675
Total assets	$380	$29,290	$1,542	$(545)	$30,667
Liabilities
Insurance liabilities	$—	$—	$4,386	$—	$4,386
Other liabilities - derivatives	8	1,051	—	(911)	148
Net modified coinsurance payable	—	—	128	—	128
Separate account liabilities	—	23,675	—	—	23,675
Total liabilities	$8	$24,726	$4,514	$(911)	$28,337
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of June 30, 2024, the aggregate fair value of mortgage loans was lower than the aggregate unpaid principal by $2 million.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2024 the fair values of these private equity funds and fixed maturity securities were $29 million and $10 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	June 30, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$429	$—	$—	$429
Obligations of U.S. states and their political subdivisions	—	116	—	—	116
U.S. corporate public securities	—	1,992	—	—	1,992
U.S. corporate private securities	—	—	267	—	267
Foreign corporate public securities	—	121	—	—	121
Foreign corporate private securities	—	—	56	—	56
Asset-backed securities (2)	—	733	259	—	992
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	19	5	—	24
Total fixed maturity securities	—	3,422	587	—	4,009
Mortgage loans (3)	—	—	382	—	382
Short-term investments	—	2	—	—	2
Cash and cash equivalents	294	—	—	—	294
Other invested assets - derivatives	1	532	—	(507)	26
Subtotal excluding separate account assets	295	3,956	969	(507)	4,713
Separate account assets	—	21,598	—	—	21,598
Total assets	$295	$25,554	$969	$(507)	$26,311
Liabilities
Insurance liabilities	$—		$2,233	$—	$2,233
Other liabilities - derivatives	8	1,008	—	(873)	143
Separate account liabilities	—	21,598	—	—	21,598
Total liabilities	$8	$22,606	$2,233	$(873)	$23,974

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of June 30, 2024, the aggregate fair value of mortgage loans was lower than the aggregate unpaid principal by $2 million.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2024 the fair values of these private equity funds and fixed maturity securities were $29 million and $10 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	June 30, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$75	$—	$—	$75
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	787	—	—	787
U.S. corporate private securities	—	145	2	—	147
Foreign corporate public securities	—	135	—	—	135
Foreign corporate private securities	—	30	—	—	30
Asset-backed securities(2)	—	54	16	—	70
Residential mortgage-backed securities	—	118	—	—	118
Total fixed maturity securities	—	1,345	18	—	1,363
Short-term investments	—	20	—	—	20
Cash and cash equivalents	85	—	—	—	85
Other invested assets - derivatives	—	294	—	(38)	256
Deposit asset	—	—	404	—	404
Reinsurance recoverables	—	—	151	—	151
Subtotal excluding separate account assets	85	1,659	573	(38)	2,279
Separate account assets	—	2,077	—	—	2,077
Total assets	$85	$3,736	$573	$(38)	$4,356
Liabilities
Insurance liabilities	$—	$—	$2,153	$—	$2,153
Other liabilities - derivatives	—	43	—	(38)	5
Net modified coinsurance payable	—	—	128	—	128
Separate account liabilities	—	2,077	—	—	2,077
Total liabilities	$—	$2,120	$2,281	$(38)	$4,363

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
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$581	$—	$—	$581
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,762	—	—	2,762
U.S. corporate private securities	—	146	245	—	391
Foreign corporate public securities	—	150	—	—	150
Foreign corporate private securities	—	31	57	—	88
Asset-backed securities(2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	131	5	—	136
Total fixed maturity securities	—	4,649	553	—	5,202
Mortgage loans (3)	—	—	437	—	437
Short-term investments	—	17	4	—	21
Cash and cash equivalents	940	—	—	—	940
Other invested assets - derivatives	—	811	—	(694)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	940	5,477	1,638	(694)	7,361
Separate account assets	—	23,870	—	—	23,870
Total assets	$940	$29,347	$1,638	$(694)	$31,231
Liabilities
Insurance liabilities	—	—	5,003	—	5,003
Other liabilities - derivatives	71	1,230	—	(1,207)	94
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	23,870	—	—	23,870
Total liabilities	$71	$25,100	$5,081	$(1,207)	$29,045

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage loans was de minimis.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2023 the fair values of these private equity funds and fixed maturity securities were $24 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$506	$—	$—	$506
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
U.S. corporate public securities	—	2,099	—	—	2,099
U.S. corporate private securities	—	—	244	—	244
Foreign corporate public securities	—	124	—	—	124
Foreign corporate private securities	—	—	56	—	56
Asset-backed securities(2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	23	5	—	28
Total fixed maturity securities	$—	$3,599	$551	$—	$4,150
Mortgage loans (3)	—	—	437	—	437
Cash and cash equivalents	534	—	—	—	534
Other invested assets	—	638	—	(638)	—
Subtotal excluding separate account assets	534	4,237	988	(638)	5,121
Separate account assets	—	21,800	—	—	21,800
Total assets	$534	$26,037	$988	$(638)	$26,921
Liabilities
Insurance liabilities	—	—	2,835	—	2,835
Other liabilities - derivatives	71	1,174	—	(1,151)	94
Separate account liabilities	—	21,800	—	—	21,800
Total liabilities	$71	$22,974	$2,835	$(1,151)	$24,729

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2023, the difference between the aggregate fair value and the aggregate unpaid principal of mortgage loans was de minimis.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2023 the fair values of these private equity funds and fixed maturity securities were $24 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$75	$—	$—	$75
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	663	—	—	663
U.S. corporate private securities	—	146	1	—	147
Foreign corporate public securities	—	26	—	—	26
Foreign corporate private securities	—	31	1	—	32
Residential mortgage-backed securities	—	108	—	—	108
Total fixed maturity securities	$—	$1,050	$2	$—	$1,052
Short-term investments	—	17	4	—	21
Cash and cash equivalents	406	—	—	—	406
Other invested assets - derivatives	—	173	—	(56)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	406	1,240	650	(56)	2,240
Separate account assets	—	2,070	—	—	2,070
Total assets	$406	$3,310	$650	$(56)	$4,310
Liabilities
Insurance liabilities	—	—	2,168	—	2,168
Other liabilities - derivatives	—	56	—	(56)	—
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	2,070	—		2,070
Total liabilities	$—	$2,126	$2,246	$(56)	$4,316

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present information about the significant unobservable inputs used for recurring fair value measurements regarding certain Level 3 assets and liabilities. Excluded from the tables are assets that are externally priced and for which information about the inputs is not readily available to the Company, accordingly, certain fair value amounts may not reconcile to the "Assets and Liabilities by Hierarchy Level" tables disclosed earlier in this footnote.

	June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$226	Discounted cash flow	Discount rate	5.09%	10.36%	7.15%	Decrease

Foreign corporate private securities	35	Discounted cash flow	Discount rate	4.82%	6.85%	5.83%	Decrease

Asset-backed securities	102	Discounted cash flow	Discount rate	6.66%	12.70%	8.22%	Decrease
	132	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	234

Mortgage loans
Residential mortgage loans	305	Level yield	Market yield	5.39%	10.22%	7.35%	Decrease
Commercial mortgage loans	77	Discounted cash flow	Discount rate	6.43%	7.66%	7.30%	Decrease
Total Mortgage loans	382

Ceded business
Deposit asset	404	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	151	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,233	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	2.06%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,153	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.83%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	128	Fair values are determined using the same unobservable inputs as insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$203	Discounted cash flow	Discount rate	5.19%	9.36%	6.93%	Decrease
Foreign corporate private securities	36	Discounted cash flow	Discount rate	4.65%	6.78%	5.72%	Decrease
Asset-backed securities	107	Discounted cash flow	Discount rate	6.37%	12.17%	7.96%	Decrease
	113	Trade price	Trade price	N/A	N/A	N/A	Increase
	220
Mortgage loans
Residential mortgage loans	361	Level yield	Market yield	6.43%	11.61%	7.94%	Decrease
Commercial mortgage loans	76	Discounted cash flow	Discount rate	5.87%	7.15%	6.72%	Decrease
Total Mortgage loans	437
Ceded business
Deposit asset	438	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	206	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Retained business
Insurance liabilities	$2,835	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.94%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease
Ceded business
Insurance liabilities	$2,168	Discounted cash flow	Equity volatility curve (2)	15%	25%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	1.73%		Decrease
			Utilization rate(5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	78	Fair values are determined using the same unobservable inputs as insurance liabilities.

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
(4)    The spread over the risk-free rate swap curve represents the premium added to the proxy for the risk-free rate to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of own-credit risk (OCR), which is the risk that the obligation will not be fulfilled by the Company. OCR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 88% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$271	$(4)	$—	$—	$—	$—	$—	$—	$—	$267	$(2)
Foreign corporate private securities	57	(1)	—	—	—	—	—	—	—	56	(1)
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	258	—	4	—	—	(3)	—	—	—	259	—
Mortgage loans
Residential mortgage loans	348	(2)	3	—	—	(44)	—	—	—	305	(4)
Commercial mortgage loans	77	—	—	—	—	—	—	—	—	77	(1)
Ceded Business
U.S. corporate private securities	1	—	1	—	—	—	—	—	—	2	—
Asset-backed securities	28	—	—	—	—	(2)	—	—	(10)	16	—
Deposit asset	426	(21)	—	—	—	—	(1)	—	—	404	—
Reinsurance recoverables	155	(4)	—	—	—	—	—	—	—	151	—
Net modified coinsurance receivable (payable)	(72)	(56)	—	—	—	—	—	—	—	(128)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$(1)	$24	$—	$—	$—	$—	$—	$—	$267	$—
Foreign corporate private securities	56	—	—	—	—	—	—	—	—	56	—
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	246	(1)	18	—	—	(4)	—	—	—	259	(2)
Mortgage loans
Residential mortgage loans	361	3	7	—	—	(66)	—	—	—	305	1
Commercial mortgage loans	76	1	—	—	—	—	—	—	—	77	—
Ceded Business
U.S. corporate private securities	1	—	1	—	—	—	—	—	—	2	—
Asset-backed securities	—	—	28	—	—	(2)	—	—	(10)	16	—
Foreign corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Short-term investments	4	—	3	—	—	(7)	—	—	—	—	—
Deposit asset	438	(31)	—	—	—	—	(3)	—	—	404	—
Reinsurance recoverables	206	(55)	—	—	—	—	—	—	—	151	—
Net modified coinsurance receivable (payable)	(78)	(50)	—	—	—	—	—	—	—	(128)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$182	$1	$27	$—	$—	$—	$—	$18	$(18)	$210	$2
Foreign corporate private securities	36	(2)	—	—	—	—	—	—	—	34	(3)
Asset-backed securities	191	—	18	—	—	(1)	—	—	—	208	1
Mortgage loans
Residential mortgage loans	158	—	31	—	—	(38)	—	—	—	151	—
Commercial mortgage loans	48	—	30	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	—	—	5	—	—	(2)	—	—	—	3	—
Deposit asset	608	(10)	—	—	—	—	(122)	—	—	476	—
Reinsurance recoverables	247	(47)	—	—	—	—	—	—	—	200	—
Net modified coinsurance payable	(45)	(36)	—	—	—	—	—	—	—	(81)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2023
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$1	$46	$—	$—	$(1)	$—	$18	$—	$210	$1
Foreign corporate private securities	36	(2)	—	—	—	—	—	—	—	34	(2)
Asset-backed securities	155	(2)	56	—	—	(1)	—	—	—	208	(1)
Mortgage loans
Residential mortgage loans	161	—	44	—		(54)	—	—	—	151	—
Commercial mortgage loans	35	—	43	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	—	—	5	—	—	(2)	—	—	—	3	—
Deposit asset	607	(8)	—	—	—	—	(123)	—	—	476	—
Reinsurance recoverables	235	(35)	—	—	—	—	—	—	—	200	—
Net modified coinsurance receivable (payable)	18	(99)	—	—	—	—	—	—	—	(81)	—

(1)Changes in unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2024
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,342	$(121)	$105	$(137)	$44	$—	$2,233
Ceded Business	2,203	(96)	59	(14)	1	—	2,153

	Six Months Ended June 30, 2024
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,835	$(506)	$213	$(382)	$73	$—	$2,233
Ceded Business	2,168	(192)	218	(45)	4	—	2,153

	Three Months Ended June 30, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$3,056	$(354)	$103	$(189)	$96	$(1)	$2,711
Ceded Business	2,695	(559)	143	(20)	14	—	2,273

	Six Months Ended June 30, 2023
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,941	$(702)	$235	$46	$196	$(5)	$2,711
Ceded Business	2,605	(625)	210	56	27	—	2,273

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

	June 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(55)	$(55)	$—	$(29)	$(29)
Modified coinsurance receivable	—	73	73	—	(238)	(238)
Deposit asset	—	(34)	(34)	—	(169)	(169)
Liabilities:
Insurance liabilities	$(602)	$(15)	$(617)	$(106)	$(437)	$(543)

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

	June 30, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$65	$—	$65	$65
Other invested assets - Other	81	—	11	92	92
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,000	$—	$1,000	$1,121
Securities lending transactions	—	2	—	2	2

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$60	$—	$60	$60
Other invested assets - Other	50	—	11	61	61
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$825	$—	$825	$967

5.    INVESTMENTS

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	June 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$3	$3	$—	$4	$4
Real estate-related	—	3	3	—	5	5
Subtotal equity method	—	6	6	—	9	9
Fair value:
Private equity	29	—	29	24	—	24
Total LPs/LLCs	29	6	35	24	9	33
Derivative instruments	26	256	282	—	117	117
Other	92	—	92	61	—	61
Total other invested assets	$147	$262	$409	$85	$126	$211

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$50	$12	$62	$48	$8	$56
Mortgage loans	2	—	2	3	—	3
Short-term investments and cash equivalents	1	—	1	—	1	1
Total accrued investment income	$53	$12	$65	$51	$9	$60

The aggregate fair value of mortgage and other loans that were 90 days or more past due and in non-accrual status was $1 million and $2 million as of June 30, 2024 and December 31, 2023, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$62	$13	$75	$122	$25	$147
Mortgage loans	8	—	8	16	—	16
Other invested assets	—	1	1	3	(1)	2
Short-term investments and cash equivalents	8	2	10	14	6	20
Gross investment income	78	16	94	155	30	185
Less: investment expenses (1)	(19)	—	(19)	(40)	—	(40)
Net investment income	$59	$16	$75	$115	$30	$145

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$51	$13	$64	$98	$27	$125
Equity securities	—	1	1	—	2	2
Mortgage loans	4	—	4	8	—	8
Other invested assets	7	—	7	19	1	20
Short-term investments and cash equivalents	3	6	9	5	12	17
Gross investment income	65	20	85	130	42	172
Less: investment expenses (1)	(7)	—	(7)	(16)	(2)	(18)
Net investment income	$58	$20	$78	$114	$40	$154

(1) For the three and six months ended June 30, 2024, investment expenses within the Retained Business includes $18 million and $33 million, respectively, of expense related to liabilities associated with repurchase agreements. For the three and six months ended June 30, 2023, investment expenses within the Retained Business includes $4 million and $9 million, respectively, of expense related to liabilities associated with repurchase agreements.

The activity above includes interest income related to fair value option investments, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(75)	$(1)	$(76)	$(4)	$—	$(4)	$(79)	$(1)	$(80)
Mortgage loans	(5)	2	(3)	—	—	—	(5)	2	(3)
Derivatives	—	(100)	(100)	—	36	36	—	(64)	(64)
Total	$(80)	$(99)	$(179)	$(4)	$36	$32	$(84)	$(63)	$(147)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(152)	$—	$(152)	$(14)	$—	$(14)	$(166)	$—	$(166)
Mortgage loans	—	2	2	—	—	—	—	2	2
Derivatives	—	(454)	(454)	—	150	150	—	(304)	(304)
Total	$(152)	$(452)	$(604)	$(14)	$150	$136	$(166)	$(302)	$(468)

	Three Months Ended June 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(61)	$(2)	$(63)	$(12)	$(8)	$(20)	$(73)	$(10)	$(83)
Equity securities	—	—	—	(2)	—	(2)	(2)	—	(2)
Derivatives	—	(339)	(339)	—	137	137	—	(202)	(202)
Total	$(61)	$(341)	$(402)	$(14)	$129	$115	$(75)	$(212)	$(287)

	Six Months Ended June 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$95	$(28)	$67	$9	$(8)	$1	$104	$(36)	$68
Equity securities	—	—	—	5	—	5	5	—	5
Derivatives	—	(439)	(439)	—	244	244	—	(195)	(195)
Total	$95	$(467)	$(372)	$14	$236	$250	$109	$(231)	$(122)

Secured Borrowing Arrangements

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within "Liabilities associated with secured borrowing arrangements" in the Consolidated Statements of Financial Position.

Repurchase Agreements

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the cash received under the outstanding repurchase agreements.

	June 30, 2024				December 31, 2023

	Up to 30 days	30 days up to 1 year	1-5 years	Total	Up to 30 days	30 days up to 1 year	1-5 years	Total
	(in millions)
U.S. corporate public securities	$217	$402	$502	$1,121	$356	$108	$503	$967

The market value of the securities posted as collateral under the repurchase agreements was $1,149 million and $999 million as of June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024, the Company returned a net $46 million of fixed maturity securities and short-term investments that were received as collateral, on a non-cash basis, related to liabilities associated with repurchase agreements. During the six months ended June 30, 2023, the Company returned $11 million of fixed maturity securities that were received as collateral, on a non-cash basis, related to liabilities associated with repurchase agreements.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Securities Lending Transactions

As of June 30, 2024 there were $2 million of liabilities associated with securities lending transactions, all of which are included in the Ceded Business. The remaining contractual maturity of these liabilities are within the range of 30 days up to 1 year. The market value of the U.S corporate public debt securities that were loaned under these transactions was $2 million. There were no outstanding securities lending agreements as of December 31, 2023.

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

Interest rate options include swaptions and interest rate floors. Swaptions are options that give the holder the right but not obligation to enter into a specified interest rate swap. The Company uses these instruments for protection against the direction of future interest rates. Interest rate floors set an effective rate of interest on underlying reference rate and are used by the Company to provide protection against potential future declines in rates.

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

	June 30, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest rate swaps	$33,495	$432	$(791)	$31,096	$580	$(923)
Interest rate options	215	—	(2)	215	10	(15)
Currency/Interest Rate
Foreign currency swaps	100	8	—	102	5	—
Equity
Equity futures	(1,966)	1	(8)	(2,025)	—	(71)
Total return swaps	1,079	6	(65)	1,079	—	(143)
Equity options	2,912	86	(150)	4,046	43	(94)
Total Derivatives, Retained Business	35,835	533	(1,016)	34,513	638	(1,246)

Ceded Business
Interest Rate
Interest rate swaps	505	16	(8)	605	22	(12)
Currency/Interest Rate
Foreign currency swaps	35	4	—	37	3	—
Equity
Total return swaps	266	—	(5)	281	—	—
Equity options	2,686	274	(30)	2,847	148	(44)
Total Derivatives, Ceded Business	3,492	294	(43)	3,770	173	(56)
Total Derivatives (1)	$39,327	$827	$(1,059)	$38,283	$811	$(1,302)

(1)     Recorded in “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Offsetting Assets and Liabilities

The following table presents recognized derivative instruments and secured borrowings that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	June 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$533	$(507)	$—	$26	$—	$26
Ceded Business	294	(38)	—	256	—	256
Total	$827	$(545)	$—	$282	$—	$282
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,016	$(507)	$(366)	$143	$(143)	$—
Ceded Business	43	(38)	—	5	—	5
Total	$1,059	$(545)	$(366)	$148	$(143)	$5
Repurchase agreements	$1,121	$—	$—	$1,121	$(1,121)	$—
Securities lending transactions	$2	$—	$—	$2	$(2)	$—

	December 31, 2023
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$638	$(638)	$—	$—	$—	$—
Ceded Business	173	(56)	—	117	—	117
Total	$811	$(694)	$—	$117	$—	$117

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,246	$(638)	$(514)	$94	$(94)	$—
Ceded Business	56	(56)	—	—	—	—
Total	$1,302	$(694)	$(514)	$94	$(94)	$—
Repurchase agreements	$967	$—	$—	$967	$(967)	$—

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

Classification of Derivatives Activity

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Three Months Ended			Six Months Ended
	June 30, 2024
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(19)	$—	$(19)	$(93)	$—	$(93)
Currency/Interest Rate	—	1	1	—	3	3
Credit	1	—	1	3	—	3
Equity	(82)	—	(82)	(364)	—	(364)
Total, Retained Business	(100)	1	(99)	(454)	3	(451)
Ceded Business
Interest Rate	1	—	1	3	—	3
Currency/Interest Rate	1	—	1	1	—	1
Equity	34	—	34	146	—	146
Total, Ceded Business	36	—	36	150	—	150
Total	$(64)	$1	$(63)	$(304)	$3	$(301)

	Three Months Ended	Six Months Ended
	June 30, 2023
	Investment gains (losses), net
	(in millions)
Retained Business
Interest Rate	$(77)	$38
Credit	2	2
Equity	(264)	(479)
Total, Retained Business	(339)	(439)
Ceded Business
Interest Rate	36	67
Credit	1	1
Equity	100	176
Total, Ceded Business	137	244
Total	$(202)	$(195)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes.”

For the three months ended June 30, 2024, the Company's income tax provision amounted to an income tax benefit of approximately $3 million, or 9.1 percent of loss from operations before income taxes. For the six months ended June 30, 2024, the Company's income tax provision amounted to an income tax expense of approximately $21 million, or 15.4 percent of income from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income, intercompany cost allocations, and the deductible foreign taxes paid and accrued.

For the three months ended June 30, 2023, the Company's income tax provision amounted to an income tax expense of approximately $25 million, or 16.1 percent of income from operations before income tax. For the six months ended June 30, 2023, the Company's income tax provision amounted to an income tax expense of approximately $25 million or 15.4 percent of income from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income and a decrease in the valuation allowance on deferred tax assets.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of both June 30, 2024 and December 31, 2023, the Company had a valuation allowance of $36 million regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.

8.    EQUITY

Dividends and Distributions to Parent

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and was not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment and was accrued for as of March 31, 2024. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of March 31, 2024. In April 2024, the Company received written approval from the Arizona DIFI and the $150 million dividend was distributed in cash to FGH in the second quarter of 2024.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (AOCI) represents the cumulative other comprehensive income (OCI) items that are reported separate from net income and detailed on the Consolidated Statements of Operations and Comprehensive Income (Loss).

AOCI is comprised entirely of changes in own-credit risk related to insurance liabilities. The balance of and changes in each component of AOCI are as follows:

Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2023	$(65)
Change in OCI	(13)
Less: Income tax benefit	(3)
Balance, March 31, 2024	$(75)
Change in OCI	61
Less: Income tax expense	13
Balance, June 30, 2024	$(27)

Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2022	$111
Change in OCI	22
Less: Income tax expense	5
Balance, March 31, 2023	$128
Change in OCI	(115)
Less: Income tax benefit	(25)
Balance, June 30, 2023	$38

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of June 30, 2024, the Company had commitments totaling $280 million to purchase or fund investments related to private fixed maturity securities and mortgage loans. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2024, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and six months ended June 30, 2024, FLIAC was allocated $12 million and $21 million, respectively, of costs for these services. During the three and six months ended June 30, 2023, FLIAC was allocated $9 million and $17 million, respectively, of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow or loan any funds under the agreement during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company borrowed a total of $200 million of funds under the agreement, of which $80 million was outstanding at June 30, 2023 but was subsequently repaid in full, plus interest, in July 2023.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 38.5% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of June 30, 2024 and December 31, 2023, assets under management had a market value of $562 million and $529 million, respectively, and were comprised primarily of private credit fixed income assets. FLIAC recognized $11 million and $22 million of investment income on such assets during the three and six months ended June 30, 2024, respectively. FLIAC recognized $6 million and $11 million of net investment income on such assets during the three and six months ended June 30, 2023., respectively.

In connection with the investment management agreements, as of June 30, 2024, FLIAC has unfunded commitments of $93 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net". The table below shows affiliated asset trades for the six months ended June 30, 2023. There were no affiliated asset transfers during the six months ended June 30, 2024.

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program did not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and six months ended June 30, 2023, approximately $451 million and $458 million, respectively, of account value which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program.

There was no significant novation activity during the three and six months ended June 30, 2024 and we do not expect significant future novation activity under the current program. Since the acquisition of the Company on April 1, 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

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

ASUs issued but not yet adopted as of June 30, 2024:

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

Retained Business

Assets decreased $605 million to $26,620 million at June 30, 2024 from $27,225 million at December 31, 2023. The decrease was primarily driven by lower separate account assets resulting from net redemptions and the impact of higher interest rates, partially offset by favorable equity market movements. Also contributing to the decline between periods was a decrease in the fair value of fixed maturity securities due to the impact of higher interest rates.

Liabilities decreased $608 million to $25,255 million at June 30, 2024 from $25,863 million at December 31, 2023. The decrease was primarily driven by lower separate account liabilities, corresponding to the decrease in separate account assets, as discussed above, partially offset by higher liabilities associated with secured borrowing arrangements..

Equity increased $3 million to $1,365 million at June 30, 2024 from $1,362 million at December 31, 2023, driven by the year-to-date impacts of net income of $115 million and the $38 million net-of-tax improvement in accumulated other comprehensive loss related to movements in our own-credit risk (OCR) on the fair value of insurance liabilities. Mostly offsetting the increase was a $150 million dividend payment to FGH during the six months ended June 30, 2024

Ceded Business

Assets increased $47 million to $4,375 million at June 30, 2024 from $4,328 million at December 31, 2023. The increase was driven by higher derivative fair values related to equity options, partially offset by declines in reinsurance recoverables and the deposit asset, which generally correspond with lower insurance liabilities.

Liabilities increased $47 million to $4,375 million at June 30, 2024 from $4,328 million at December 31, 2023. The increase was primarily driven by an increase in the net modified coinsurance payable resulting from higher fair values related to investments.

There was no equity within our Ceded Business at both June 30, 2024 and December 31, 2023 as the assets are fully offset by the liabilities.

Results of Operations

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Quarter-to-Date Comparison to Prior Period

Retained Business

Loss from operations before income taxes was $33 million for the three months ended June 30, 2024 compared to income from operations before income taxes of $155 million for the three months ended June 30, 2023. The change was driven primarily by the impact of higher credit spreads which resulted in higher investment losses related to fixed maturity securities and less favorable movements in the fair value of insurance liabilities, excluding changes in OCR.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Income from operations before income taxes was $136 million for the six months ended June 30, 2024 compared to income from operations before income taxes of $162 million for the six months ended June 30, 2023. The decrease was primarily driven by higher equity-related losses in our derivatives portfolio resulting from equity market movements which more than offset the favorable impact on the fair value of insurance liabilities, excluding changes in OCR.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Quarter-to-Date Comparison to Prior Period

Retained Business

Revenues were $24 million for the three months ended June 30, 2024 compared to $(197) million during the three months ended June 30, 2023. The change was primarily driven by lower investment losses on equity derivatives due to less favorable equity market movements.

Benefits and expenses were $57 million in the three months ended June 30, 2024 compared to $(352) million during the three months ended June 30, 2023. The change was driven by less favorable decreases in the fair value of insurance liabilities, excluding changes in OCR, resulting from less favorable equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Revenues were $(198) million for the six months ended June 30, 2024 compared to $36 million for the six months ended June 30, 2023, the change between periods was primarily driven by higher investment losses on fixed maturity securities due to higher interest rates.

Benefits and expenses were $(334) million for the six months ended June 30, 2024 compared to $(126) million for the six months ended June 30, 2023, the change between periods was primarily driven by more favorable declines in the fair value of insurance liabilities, excluding changes in OCR, during the six months ended June 30, 2024 due to the impacts of higher interest rates.

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

Dividends and Distributions to Parent

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and was not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment and was accrued for as of March 31, 2024. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of March 31, 2024. In April 2024, the Company received written approval from the Arizona DIFI and the $150 million dividend was distributed in cash to FGH in the second quarter of 2024.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, and fixed maturity securities. As of June 30, 2024 and December 31, 2023, the Company had liquid assets of $5.8 billion and $6.2 billion, respectively, which includes $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of June 30, 2024 and

December 31, 2023, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.4 billion and $1.0 billion, respectively.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow or loan any funds under the agreement during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company borrowed a total of $200 million of funds under the agreement, of which $80 million was outstanding at June 30, 2023 but was subsequently repaid in full, plus interest, in July 2023.

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

Secured Borrowing Arrangements

In the normal course of business, we may enter into repurchase agreements and securities lending transactions with unaffiliated financial institutions, which are typically large or highly rated, to earn spread income and facilitate trading activity. Under these agreements, the Company transfers securities to the counterparty and receives cash as collateral. The cash received is generally invested in short-term investments and fixed maturity securities.

A liability representing the amount that the securities will be repurchased is recorded in "Liabilities associated with secured borrowing arrangements" in our consolidated statement of financial position. As of June 30, 2024, the liabilities associated with our outstanding repurchase agreements and securities lending transactions were $1,121 million and $2 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, there have been no material changes in our economic exposure to market risk from December 31, 2023, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2023, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 9, 2024, Greta Hager, 44, was appointed as Senior Vice President, Chief Financial Officer, and member of the Board of Directors of Fortitude Life Insurance & Annuity Company (“FLIAC”). Ms. Hager succeeds Kai Talarek, who is taking on the responsibilities of Chief Growth & Optimization Officer of FGH Parent, L.P. (“FGH” and, together with its subsidiaries, “Fortitude Re”). Ms. Hager’s appointments and Mr. Talarek’s departures as officer and director of FLIAC become effective on August 19, 2024.

We believe Ms. Hager will be a valuable member of FLIAC’s management team and Board because of her deep experience in the insurance industry and key leadership roles within finance. Ms. Hager will also serve as Senior Vice President, Chief Financial Officer of FGH. Ms. Hager has more than 20 years of experience as a finance professional, most recently as the Head of Financial Planning and Analysis at Mass Mutual, a position she held from July 2019 until her departure to join Fortitude. Prior to that experience she served in various strategic leadership roles in both finance and accounting at AIG. Ms. Hager began her career at the public accounting firm Grant Thornton where she served as an audit professional as well as a leader within their National Professional Standards Group. Ms. Hager holds a B.S. in Business Administration from the University of Houston and was licensed as a Certified Public Accountant in Texas.

FGH provides personnel to FLIAC, including Ms. Hager, pursuant to a Services Agreement between FLIAC and FGH, and FGH determines and pays Ms. Hager’s salary, bonuses, and all other compensation. There are no family relationships among Ms. Hager and any of FLIAC’s directors and executive officers. Ms. Hager is not a party to any material plan, contract or arrangement (whether or not written) with FLIAC, and there are no arrangements or understandings between Ms. Hager and any other person pursuant to which she was selected to serve as an officer or director of FLIAC. Ms. Hager is not a participant in any related party transaction required to be reported pursuant to Item 404(a) of Regulation S-K, and there are no material plans, contracts or arrangements (whether or not written) to which Ms. Hager participates that were entered into or materially amended in connection with her appointment.

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
Date: August 9, 2024