Form 10-Q
period 2024-09-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2024-11-08
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2024, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023	5
	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	6
	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023	7
	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	8
	Notes to Unaudited Interim Consolidated Financial Statements	9
	1. Business and Basis of Presentation	9
	2. Significant Accounting Policies and Pronouncements	10
	3. Segment Information	12
	4. Fair Value of Assets and Liabilities	18
	5. Investments	34
	6. Derivatives and Hedging	37
	7. Income Taxes	41
	8. Equity	41
	9. Commitments and Contingent Liabilities	42
	10. Related Party Transactions	44
	11. Separate Accounts	45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54
	PART II - OTHER INFORMATION	54
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 6.	Exhibits	55
	SIGNATURES	56

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Fixed maturity securities, at fair value	$5,661	$5,210
Mortgage loans, at fair value	353	437
Short-term investments	13	21
Other invested assets (includes $317 and $141 of assets measured at fair value at September 30, 2024 and December 31, 2023, respectively)	367	211
Total investments	6,394	5,879
Cash and cash equivalents	420	940
Accrued investment income	63	60
Reinsurance recoverables, at fair value	179	206
Deposit asset, at fair value	390	438
Income taxes	81	99
Other assets (Receivables from parent and affiliates: September 30, 2024 - $0; December 31, 2023 - $0)	79	61
Separate account assets, at fair value	24,010	23,870
TOTAL ASSETS	$31,616	$31,553

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,754	$5,003
Net modified coinsurance payable, at fair value	120	78
Liabilities associated with secured borrowing arrangements	1,158	967
Other liabilities (Payables to parent and affiliates: September 30, 2024 - $4; December 31, 2023 - $10)	235	273
Separate account liabilities, at fair value	24,010	23,870
TOTAL LIABILITIES	30,277	30,191

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,714
Retained deficit	(348)	(290)
Accumulated other comprehensive loss	(30)	(65)
TOTAL EQUITY	1,339	1,362
TOTAL LIABILITIES AND EQUITY	$31,616	$31,553

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	September 30
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
REVENUES
Premiums	$6	$8	$24	$22
Policy charges and fee income	116	113	341	345
Net investment income	76	73	221	227
Asset management and service fees	24	23	70	68
Other income	3	1	5	5
Investment gains (losses), net	234	(482)	(234)	(604)
TOTAL REVENUES	459	(264)	427	63

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	440	(177)	188	(92)
Commission expense	22	22	68	68
Goodwill impairment	—	93	—	93
General, administrative and other expenses	21	21	59	55
TOTAL BENEFITS AND EXPENSES	483	(41)	315	124

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(24)	(223)	112	(61)
Less: Income tax expense (benefit)	(1)	(29)	20	(4)
NET INCOME (LOSS)	$(23)	$(194)	$92	$(57)
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(4)	(45)	44	(138)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(1)	(9)	9	(29)
Other comprehensive income (loss), net of taxes	(3)	(36)	35	(109)
COMPREHENSIVE INCOME (LOSS)	$(26)	$(230)	$127	$(166)
See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net income	—	—	145	—	145
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Total comprehensive income					135
Balance, March 31, 2024	$3	$1,714	$(220)	$(75)	$1,422
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net loss	—	—	(30)	—	(30)
Other comprehensive income, net of tax	—	—	—	48	48
Total comprehensive income					18
Balance, June 30, 2024	$3	$1,714	$(325)	$(27)	$1,365
Comprehensive income (loss):
Net loss	—	—	(23)	—	(23)
Other comprehensive loss, net of tax	—	—	—	(3)	(3)
Total comprehensive loss					(26)
Balance, September 30, 2024	$3	$1,714	$(348)	$(30)	$1,339

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive income:
Net income	—	—	7	—	7
Other comprehensive income, net of tax	—	—	—	17	17
Total comprehensive income					24
Balance, March 31, 2023	$3	$1,714	$(279)	$128	$1,566
Comprehensive income:
Net income	—	—	130	—	130
Other comprehensive loss, net of tax	—	—	—	(90)	(90)
Total comprehensive income					40
Balance, June 30, 2023	$3	$1,714	$(149)	$38	$1,606
Comprehensive loss:
Net loss	—	—	(194)	—	(194)
Other comprehensive loss, net of tax	—	—	—	(36)	(36)
Total comprehensive loss					(230)
Balance, September 30, 2023	$3	$1,714	$(343)	$2	$1,376
See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92	$(57)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment losses, net	234	604
Goodwill impairment	—	93
Other, net	(14)	(24)
Change in:
Insurance liabilities, at fair value	(45)	(957)
Deposit asset, at fair value	48	177
Net modified coinsurance receivable/payable, at fair value	42	577
Accrued investment income	(3)	(9)
Income taxes	9	(7)
Reinsurance recoverables, net	27	56
Derivatives, net	(489)	(526)
Other, net	11	(6)
Cash flows used in operating activities	(88)	(79)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	320	281
Mortgage loans	86	60
Other invested assets	4	39
Short-term investments	46	78
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(720)	(630)
Mortgage loans	(9)	(332)
Other invested assets	(4)	(25)
Short-term investments	(37)	(81)
Other, net	1	4
Cash flows used in investing activities	(313)	(606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account withdrawals	(161)	(151)
Drafts outstanding	(22)	(2)
Net proceeds (repayments) related to secured borrowing arrangements - repurchase agreements with maturities 90 days or less	(95)	305
Proceeds related to secured borrowing arrangements - repurchase agreements with maturities greater than 90 days	602	758
Repayments related to secured borrowing arrangements - repurchase agreements with maturities greater than 90 days	(299)	(354)
Net proceeds (repayments) related to secured borrowing arrangements - securities lending	6	(106)
Dividend to parent	(150)	—
Distribution to parent	—	(45)
Cash flows from (used in) financing activities	(119)	405
NET DECREASE IN CASH AND CASH EQUIVALENTS	(520)	(280)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	940	872
CASH AND CASH EQUIVALENTS, END OF PERIOD	$420	$592
During the nine months ended September 30, 2023, we had novations within our Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company that resulted in non-cash transactions of $491 million of investments with a corresponding offset to the modified coinsurance payable. There was no significant non-cash novation activity during the nine months ended September 30, 2024. See Note 5 for non-cash disclosures regarding collateral transferred under repurchase agreements.
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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program did not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and nine months ended September 30, 2023, approximately $172 million and $635 million, respectively, of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program.

There was no significant novation activity during the three and nine months ended September 30, 2024 and we do not expect significant future novation activity under the current program. Since the acquisition of the Company on April 1, 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

Fair Value of Insurance Liabilities - Actuarial Assumption Updates

In the third quarter of both 2024 and 2023, the Company completed its annual review of actuarial assumptions related to its fair value of insurance liabilities. Based on those reviews, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits in each period, which resulted in an increase (decrease) in its fair value of insurance liabilities of $(3) million and $116 million during the third quarters of 2024 and 2023, respectively. The 2023 increase was driven by updates to assumptions regarding policyholder behavior, primarily to reflect lower observed surrender rates.

The impact of the respective assumption updates on the Consolidated Statement of Operations was included within "Policyholder benefits and changes in fair value of insurance liabilities".

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

2023 Goodwill Impairment

As a result of its third quarter of 2023 actuarial assumption update, the Company identified a triggering event regarding its goodwill impairment analysis for the Retained Business. Following a qualitative analysis that indicated the fair value of the reporting unit may be lower than its carrying value, the Company performed a quantitative analysis that involved both discounted cash flow techniques and market price comparisons to establish fair values on its underlying assets and liabilities. After performing this quantitative analysis, the Company determined that the goodwill was fully impaired, and accordingly, recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations during the third quarter of 2023. Following this impairment, there was no remaining goodwill as of September 30, 2023.

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
ASUs issued but not yet adopted as of September 30, 2024:

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities are fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At September 30, 2024 and December 31, 2023, we had a modified coinsurance payable of $1,748 million and $1,603 million, respectively, equal to the assets held in the Ceded Business, and are included in the net modified coinsurance payable.

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

The following is the Consolidated Statement of Financial Position by segment:

	September 30, 2024
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,668	$1,726	$6,394
Cash and cash equivalents	350	70	420
Accrued investment income	53	10	63
Reinsurance recoverables	—	179	179
Deposit asset	—	390	390
Income taxes	81	—	81
Other assets	78	1	79
Separate account assets	21,897	2,113	24,010
TOTAL ASSETS	$27,127	$4,489	$31,616

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities	$2,512	$2,242	$4,754
Net modified coinsurance payable	—	120	120
Liabilities associated with secured borrowing arrangements	1,152	6	1,158
Other liabilities	227	8	235
Separate account liabilities	21,897	2,113	24,010
TOTAL LIABILITIES	25,788	4,489	30,277

TOTAL EQUITY	1,339	—	1,339
TOTAL LIABILITIES AND EQUITY	$27,127	$4,489	$31,616

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,680	$1,199	$5,879
Cash and cash equivalents	534	406	940
Accrued investment income	51	9	60
Reinsurance recoverables	—	206	206
Deposit asset	—	438	438
Income taxes	99	—	99
Other assets	61	—	61
Separate account assets	21,800	2,070	23,870
TOTAL ASSETS	$27,225	$4,328	$31,553

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities	$2,835	$2,168	$5,003
Net modified coinsurance payable	—	78	78
Liabilities associated with secured borrowing arrangements	967	—	967
Other liabilities	261	12	273
Separate account liabilities	21,800	2,070	23,870
TOTAL LIABILITIES	25,863	4,328	30,191

TOTAL EQUITY	1,362	—	1,362
TOTAL LIABILITIES AND EQUITY	$27,225	$4,328	$31,553

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is comprehensive loss by segment:

	Three Months Ended September 30, 2024
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$6	$—	$6
Policy charges and fee income	116	—	116
Net investment income	60	16	76
Asset management and service fees	24	—	24
Other income	3	—	3
Investment gains, net	155	79	234
TOTAL REVENUES	364	95	459

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	345	95	440
Commission expense	22	—	22
General, administrative and other expenses	21	—	21
TOTAL BENEFITS AND EXPENSES	388	95	483

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(24)	—	(24)
Less: Income tax benefit	(1)	—	(1)
NET LOSS	$(23)	$—	$(23)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(4)	—	(4)
Less: Income tax benefit	(1)	—	(1)
Other comprehensive loss, net of taxes	(3)	—	(3)
COMPREHENSIVE LOSS	$(26)	$—	$(26)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$24	$—	$24
Policy charges and fee income	341	—	341
Net investment income	175	46	221
Asset management and service fees	70	—	70
Other income	5	—	5
Investment gains (losses), net	(449)	215	(234)
TOTAL REVENUES	166	261	427

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(73)	261	188
Commission expense	68	—	68
General, administrative and other expenses	59	—	59
TOTAL BENEFITS AND EXPENSES	54	261	315

INCOME FROM OPERATIONS BEFORE INCOME TAXES	112	—	112
Less: Income tax expense	20	—	20
NET INCOME	$92	$—	$92
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	44	—	44
Less: Income tax expense	9	—	9
Other comprehensive income, net of taxes	35	—	35
COMPREHENSIVE INCOME	$127	$—	$127

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$8	$—	$8
Policy charges and fee income	113	—	113
Net investment income	56	17	73
Asset management and service fees	23	—	23
Other income	1	—	1
Investment losses, net	(433)	(49)	(482)
TOTAL REVENUES	(232)	(32)	(264)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(145)	(32)	(177)
Commission expense	22	—	22
Goodwill impairment	93	—	93
General, administrative and other expenses	21	—	21
TOTAL BENEFITS AND EXPENSES	(9)	(32)	(41)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(223)	—	(223)
Less: Income tax benefit	(29)	—	(29)
NET LOSS	$(194)	$—	$(194)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(45)	—	(45)
Less: Income tax benefit	(9)	—	(9)
Other comprehensive loss, net of taxes	(36)	—	(36)
COMPREHENSIVE LOSS	$(230)	$—	$(230)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2023
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$22	$—	$22
Policy charges and fee income	345	—	345
Net investment income	170	57	227
Asset management and service fees	68	—	68
Other income	4	1	5
Investment gains (losses), net	(806)	202	(604)
TOTAL REVENUES	(197)	260	63

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(352)	260	(92)
Commission expense	68	—	68
Goodwill impairment	93	—	93
General, administrative and other expenses	55	—	55
TOTAL BENEFITS AND EXPENSES	(136)	260	124

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(61)	—	(61)
Less: Income tax benefit	(4)	—	(4)
NET LOSS	$(57)	$—	$(57)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(138)	—	(138)
Less: Income tax benefit	(29)	—	(29)
Other comprehensive loss, net of taxes	(109)	—	(109)
COMPREHENSIVE LOSS	$(166)	$—	$(166)

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

Fair Value Option Election

We have elected to adopt the fair value option for several of our financial assets and liabilities. With respect to our insurance contracts, as a result of this election, we do not separately disclose on our balance sheet, or provide any associated disclosures, regarding liabilities for future policyholder benefits, market risk benefits, or deferred acquisition costs as required under ASC 944. See Note 11 for certain disclosures regarding our separate account assets and liabilities.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$559	$—	$—	$559
Obligations of U.S. states and their political subdivisions	—	122	—	—	122
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,935	—	—	2,935
U.S. corporate private securities	—	150	277	—	427
Foreign corporate public securities	—	290	—	—	290
Foreign corporate private securities	—	32	59	—	91
Asset-backed securities (2)	—	792	281	—	1,073
Commercial mortgage-backed securities	—	11	—	—	11
Residential mortgage-backed securities	—	136	5	—	141
Total fixed maturity securities	—	5,028	622	—	5,650
Mortgage loans (3)	—	—	353	—	353
Short-term investments	—	13	—	—	13
Cash and cash equivalents	420	—	—	—	420
Other invested assets - derivatives	5	945	—	(659)	291
Deposit asset	—	—	390	—	390
Reinsurance recoverables	—	—	179	—	179
Subtotal excluding separate account assets	425	5,986	1,544	(659)	7,296
Separate account assets	—	24,010	—	—	24,010
Total assets	$425	$29,996	$1,544	$(659)	$31,306
Liabilities
Insurance liabilities	$—	$—	$4,754	$—	$4,754
Other liabilities - derivatives	56	1,086	—	(1,037)	105
Net modified coinsurance payable	—	—	120	—	120
Separate account liabilities	—	24,010	—	—	24,010
Total liabilities	$56	$25,096	$4,874	$(1,037)	$28,989
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of September 30, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $2 million.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At September 30, 2024 the fair values of these private equity funds and fixed maturity securities were $26 million and $11 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	September 30, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$482	$—	$—	$482
Obligations of U.S. states and their political subdivisions	—	122	—	—	122
U.S. corporate public securities	—	2,130	—	—	2,130
U.S. corporate private securities	—	—	275	—	275
Foreign corporate public securities	—	128	—	—	128
Foreign corporate private securities	—	—	59	—	59
Asset-backed securities (2)	—	731	268	—	999
Commercial mortgage-backed securities	—	11	—	—	11
Residential mortgage-backed securities	—	18	5	—	23
Total fixed maturity securities	—	3,622	607	—	4,229
Mortgage loans (3)	—	—	353	—	353
Short-term investments	—	1	—	—	1
Cash and cash equivalents	350	—	—	—	350
Other invested assets - derivatives	5	622	—	(623)	4
Subtotal excluding separate account assets	355	4,245	960	(623)	4,937
Separate account assets	—	21,897	—	—	21,897
Total assets	$355	$26,142	$960	$(623)	$26,834
Liabilities
Insurance liabilities	$—	$—	$2,512	$—	$2,512
Other liabilities - derivatives	56	1,050	—	(1,001)	105
Separate account liabilities	—	21,897	—	—	21,897
Total liabilities	$56	$22,947	$2,512	$(1,001)	$24,514

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of September 30, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $2 million.

Excluded from the above chart are private equity funds, which are classified as other invested assets on the Consolidated Statements of Financial Position, and certain fixed maturity securities, for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At September 30, 2024 the fair values of these private equity funds and fixed maturity securities were $26 million and $11 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	September 30, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$77	$—	$—	$77
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	805	—	—	805
U.S. corporate private securities	—	150	2	—	152
Foreign corporate public securities	—	162	—	—	162
Foreign corporate private securities	—	32	—	—	32
Asset-backed securities (2)	—	61	13	—	74
Residential mortgage-backed securities	—	118	—	—	118
Total fixed maturity securities	—	1,406	15	—	1,421
Short-term investments	—	12	—	—	12
Cash and cash equivalents	70	—	—	—	70
Other invested assets - derivatives	—	323	—	(36)	287
Deposit asset	—	—	390	—	390
Reinsurance recoverables	—	—	179	—	179
Subtotal excluding separate account assets	70	1,741	584	(36)	2,359
Separate account assets	—	2,113	—	—	2,113
Total assets	$70	$3,854	$584	$(36)	$4,472
Liabilities
Insurance liabilities	$—	$—	$2,242	$—	$2,242
Other liabilities - derivatives	—	36	—	(36)	—
Net modified coinsurance payable	—	—	120	—	120
Separate account liabilities	—	2,113	—	—	2,113
Total liabilities	$—	$2,149	$2,362	$(36)	$4,475

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

	September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$232	Discounted cash flow	Discount rate	4.69%	9.58%	6.49%	Decrease

Foreign corporate private securities	39	Discounted cash flow	Discount rate	4.61%	6.65%	5.63%	Decrease

Asset-backed securities	103	Discounted cash flow	Discount rate	5.93%	13.39%	7.81%	Decrease
	140	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	243

Mortgage loans
Residential mortgage loans	277	Level yield	Market yield	5.39%	10.37%	7.24%	Decrease
Commercial mortgage loans	76	Discounted cash flow	Discount rate	6.10%	7.01%	6.64%	Decrease
Total Mortgage loans	353

Ceded business
Deposit asset	390	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	179	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,512	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	2.11%		Decrease
			Utilization rate(5)	84.0%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Ceded business	2,242	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate(3)	0.65%	13%		Decrease
			Spread over risk free (4)	1.00%	1.00%		Decrease
			Utilization rate(5)	84.0%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate(7)	0%	16%		Decrease

Net modified coinsurance payable	120	Fair values are determined using the same unobservable inputs as insurance liabilities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 84% and 88%, respectively, the maximum withdrawal rate assumption may be greater than 100% in each period. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$267	$8	$—	$—	$—	$—	$—	$—	$—	$275	$7
Foreign corporate private securities	56	3	—	—	—	—	—	—	—	59	3
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	259	2	9	—	—	(2)	—	—	—	268	3
Mortgage loans
Residential mortgage loans	305	—	2	—	—	(30)	—	—	—	277	5
Commercial mortgage loans	77	(1)	—	—	—	—	—	—	—	76	—
Ceded Business
U.S. corporate private securities	2	—	—	—	—	—	—	—	—	2	—
Asset-backed securities	16	—	—	—	—	(3)	—	—	—	13	—
Short-term investments	—	—	3	—	—	(3)	—	—	—	—	—
Deposit asset	404	(14)	—	—	—	—	—	—	—	390	—
Reinsurance recoverables	151	28	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	(128)	8	—	—	—	—	—	—	—	(120)	—

(1)Changes in unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$7	$24	$—	$—	$—	$—	$—	$—	$275	$7
Foreign corporate private securities	56	3	—	—	—	—	—	—	—	59	3
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	246	1	27	—	—	(6)	—	—	—	268	1
Mortgage loans
Residential mortgage loans	361	3	9	—	—	(96)	—	—	—	277	4
Commercial mortgage loans	76	—	—	—	—	—	—	—	—	76	—
Ceded Business
U.S. corporate private securities	1	—	1	—	—	—	—	—	—	2	—
Asset-backed securities	—	—	28	—	—	(5)	—	—	(10)	13	—
Foreign corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Short-term investments	4	—	6	—	—	(10)	—	—	—	—	—
Deposit asset	438	(45)	—	—	—	—	(3)	—	—	390	—
Reinsurance recoverables	206	(27)	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	(78)	(42)	—	—	—	—	—	—	—	(120)	—

(1)Changes in unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$210	$(5)	$—	$—	$—	$—	$—	$—	$—	$205	$(4)
Foreign corporate private securities	34	—	—	—	—	—	—	9	—	43	—
Asset-backed securities	208	—	6	—	—	(1)	—	—	—	213	(1)
Mortgage loans
Residential mortgage loans	151	—	246	—	—	(53)	—	—	—	344	—
Commercial mortgage loans	78	—	—	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	3	—	5	—	—	(3)	—	—	—	5	—
Deposit asset	476	(13)	—	—	—	—	(33)	—	—	430	—
Reinsurance recoverables	200	(21)	—	—	—	—	—	—	—	179	—
Net modified coinsurance payable	(81)	13	—	—	—	—	—	—	—	(68)	—

(1)Changes in unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2023
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$(4)	$46	$—	$—	$(1)	$—	$18	$—	$205	$(3)
Foreign corporate private securities	36	(2)	—	—	—	—	—	9	—	43	(2)
Asset-backed securities	155	(2)	62	—	—	(2)	—	—	—	213	(2)
Mortgage loans
Residential mortgage loans	161	—	290	—		(107)	—	—	—	344	—
Commercial mortgage loans	35	—	43	—	—	—	—	—	—	78	—
Ceded Business
Foreign corporate private securities	—	—	10	—	—	(5)	—	—	—	5	—
Deposit asset	607	(21)	—	—	—	—	(156)	—	—	430	—
Reinsurance recoverables	235	(56)	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	18	(86)	—	—	—	—	—	—	—	(68)	—

(1)Changes in unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2024
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,233	$(285)	$144	$384	$36	$—	$2,512
Ceded Business	2,153	(54)	52	89	2	—	2,242

	Nine Months Ended September 30, 2024
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,835	$(791)	$357	$2	$109	$—	$2,512
Ceded Business	2,168	(246)	270	44	6	—	2,242

	Three Months Ended September 30, 2023
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,711	$(122)	$425	$(570)	$98	$—	$2,542
Ceded Business	2,273	(317)	144	(84)	16	—	2,032

	Nine Months Ended September 30, 2023
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,941	$(824)	$660	$(524)	$294	$(5)	$2,542
Ceded Business	2,605	(942)	354	(28)	43	—	2,032

"Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). Activity within our level 3 liabilities is primarily recognized in earnings within Policyholder benefits and changes in fair value of insurance liabilities. However, the changes related to the Company's own-credit risk, included in "Change in fair value (discount rate)" above, is recorded in other comprehensive income (loss). Additionally, as noted below, there are other components of the change in fair value that are recognized separately in the statement of operations.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Change in Fair Value of Insurance Contracts

The components of the change in fair value of our insurance contracts are reported in several line items within Revenues and Benefits and expenses in our Consolidated Statements of Income and Comprehensive Income (Loss). The revenue items include Premiums, Policy charges and fee income, and Asset management and service fees. The Benefits and expenses items include Policyholders' benefits and changes in fair value of insurance liabilities and commission expense. Policyholder benefits and changes in fair value of insurance liabilities includes the following changes in fair value of the assets and liabilities related to the insurance contracts for which we have elected the fair value option:

	September 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(27)	$(27)	$—	$(29)	$(29)
Modified coinsurance receivable	—	103	103	—	(238)	(238)
Deposit asset	—	(48)	(48)	—	(169)	(169)
Liabilities:
Insurance liabilities	$(323)	$74	$(249)	$(106)	$(437)	$(543)

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position. In some cases, the carrying amount equals or approximates fair value.

	September 30, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$63	$—	$63	$63
Other invested assets - Other	33	—	11	44	44
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,038	$—	$1,038	$1,152
Securities lending transactions	—	6	—	6	6
Other liabilities - Other	17	—	—	17	17

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$60	$—	$60	$60
Other invested assets - Other	50	—	11	61	61
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$825	$—	$825	$967

5.    INVESTMENTS

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	September 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$3	$3	$—	$4	$4
Real estate-related	—	3	3	—	5	5
Subtotal equity method	—	6	6	—	9	9
Fair value:
Private equity	26	—	26	24	—	24
Total LPs/LLCs	26	6	32	24	9	33
Derivative instruments	4	287	291	—	117	117
Other	44	—	44	61	—	61
Total other invested assets	$74	$293	$367	$85	$126	$211

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$50	$10	$60	$48	$8	$56
Mortgage loans	1	—	1	3	—	3
Short-term investments and cash equivalents	2	—	2	—	1	1
Total accrued investment income	$53	$10	$63	$51	$9	$60

The aggregate fair value of mortgage and other loans that were 90 days or more past due and in non-accrual status was $1 million and $2 million as of September 30, 2024 and December 31, 2023, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$59	$16	$75	$181	$41	$222
Mortgage loans	7	—	7	23	—	23
Other invested assets	—	—	—	3	(1)	2
Short-term investments and cash equivalents	9	—	9	23	6	29
Gross investment income	75	16	91	230	46	276
Less: investment expenses (1)	(15)	—	(15)	(55)	—	(55)
Net investment income	$60	$16	$76	$175	$46	$221

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$58	$13	$71	$156	$40	$196
Equity securities	—	—	—	—	2	2
Mortgage loans	6	—	6	14	—	14
Other invested assets	14	1	15	33	2	35
Short-term investments and cash equivalents	1	4	5	6	16	22
Gross investment income	79	18	97	209	60	269
Less: investment expenses (1)	(23)	(1)	(24)	(39)	(3)	(42)
Net investment income	$56	$17	$73	$170	$57	$227

(1) For the three and nine months ended September 30, 2024, investment expenses within the Retained Business includes $18 million and $51 million, respectively, of expense related to liabilities associated with repurchase agreements. For the three and nine months ended September 30, 2023, investment expenses within the Retained Business includes $15 million and $24 million, respectively, of expense related to liabilities associated with repurchase agreements.

The activity included in the above charts include interest income on investments for which we have elected the fair value option, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$190	$1	$191	$37	$—	$37	$227	$1	$228
Mortgage loans	4	(2)	2	—	—	—	4	(2)	2
Derivatives	—	(38)	(38)	—	42	42	—	4	4
Total	$194	$(39)	$155	$37	$42	$79	$231	$3	$234

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$38	$1	$39	$23	$—	$23	$61	$1	$62
Mortgage loans	4	—	4	—	—	—	4	—	4
Derivatives	—	(492)	(492)	—	192	192	—	(300)	(300)
Total	$42	$(491)	$(449)	$23	$192	$215	$65	$(299)	$(234)

	Three Months Ended September 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(252)	$(4)	$(256)	$(6)	$(14)	$(20)	$(258)	$(18)	$(276)
Derivatives	—	(177)	(177)	—	(29)	(29)	—	(206)	(206)
Total	$(252)	$(181)	$(433)	$(6)	$(43)	$(49)	$(258)	$(224)	$(482)

	Nine Months Ended September 30, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(158)	$(32)	$(190)	$3	$(21)	$(18)	$(155)	$(53)	$(208)
Equity securities	—	—	—	5	—	5	5	—	5
Derivatives	—	(616)	(616)	—	215	215	—	(401)	(401)
Total	$(158)	$(648)	$(806)	$8	$194	$202	$(150)	$(454)	$(604)

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

	September 30, 2024				December 31, 2023

	Up to 30 days	30 days up to 1 year	1-5 years	Total	Up to 30 days	30 days up to 1 year	1-5 years	Total
	(in millions)
U.S. corporate public securities	$214	$436	$502	$1,152	$356	$108	$503	$967

The market value of the securities posted as collateral under the repurchase agreements was $1,195 million and $999 million as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 the Company returned a net $24 million of fixed maturity securities and short-term investments that were received as collateral, on a non-cash basis, related to liabilities associated with repurchase agreements. During the nine months ended September 30, 2023 the Company returned $11 million of fixed maturity securities that were received as collateral, on a non-cash basis, related to liabilities associated with repurchase agreements.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Securities Lending Transactions

As of September 30, 2024 there were $6 million of liabilities associated with securities lending transactions, all of which are included in the Ceded Business. The remaining contractual maturity of these liabilities are considered "overnight and continuous". The market value of the U.S corporate public debt securities that were loaned under these transactions was $6 million. There were no outstanding securities lending agreements as of December 31, 2023.

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

Interest rate options include swaptions and interest rate floors. Swaptions are options that give the holder the right but not obligation to enter into a specified interest rate swap. The Company uses these instruments for protection against the fluctuation of future interest rates. Interest rate floors set an effective rate of interest on underlying reference rate and are used by the Company to provide protection against potential future declines in rates.

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

	September 30, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest rate swaps	$37,164	$471	$(798)	$31,096	$580	$(923)
Interest rate options	215	1	(4)	215	10	(15)
Currency/Interest Rate
Foreign currency swaps	103	7	—	102	5	—
Equity
Equity futures	(2,096)	5	(56)	(2,025)	—	(71)
Total return swaps	1,079	19	(87)	1,079	—	(143)
Equity options	2,912	124	(161)	4,046	43	(94)
Total Derivatives, Retained Business	39,377	627	(1,106)	34,513	638	(1,246)

Ceded Business
Interest Rate
Interest rate swaps	285	12	(5)	605	22	(12)
Currency/Interest Rate
Foreign currency swaps	35	3	—	37	3	—
Equity
Total return swaps	362	—	—	281	—	—
Equity options	2,541	308	(31)	2,847	148	(44)
Total Derivatives, Ceded Business	3,223	323	(36)	3,770	173	(56)
Total Derivatives (1)	$42,600	$950	$(1,142)	$38,283	$811	$(1,302)

(1)     Recorded in “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Offsetting Assets and Liabilities

The following table presents recognized derivative instruments and liabilities associated with secured borrowings that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	September 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$627	$(619)	$(4)	$4	$—	$4
Ceded Business	323	(36)	—	287	—	287
Total	$950	$(655)	$(4)	$291	$—	$291
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,106	$(619)	$(382)	$105	$(105)	$—
Ceded Business	36	(36)	—	—	—	—
Total	$1,142	$(655)	$(382)	$105	$(105)	$—
Repurchase agreements	$1,152	$—	$—	$1,152	$(1,152)	$—
Securities lending transactions	$6	$—	$—	$6	$(6)	$—

	December 31, 2023
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$638	$(638)	$—	$—	$—	$—
Ceded Business	173	(56)	—	117	—	117
Total	$811	$(694)	$—	$117	$—	$117

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,246	$(638)	$(514)	$94	$(94)	$—
Ceded Business	56	(56)	—	—	—	—
Total	$1,302	$(694)	$(514)	$94	$(94)	$—
Repurchase agreements	$967	$—	$—	$967	$(967)	$—

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

For repurchase agreements, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for repurchase agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Classification of Derivatives Activity

The following tables provide the financial statement classification and impact of derivatives, by segment.

	September 30, 2024
	Three Months Ended			Nine Months Ended
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$77	$—	$77	$(16)	$—	$(16)
Currency/Interest Rate	—	—	—	—	3	3
Credit	—	—	—	3	—	3
Equity	(115)	—	(115)	(479)	—	(479)
Total, Retained Business	(38)	—	(38)	(492)	3	(489)
Ceded Business
Interest Rate	(2)	—	(2)	1	—	1
Currency/Interest Rate	(1)	—	(1)	—	—	—
Equity	45	—	45	191	—	191
Total, Ceded Business	42	—	42	192	—	192
Total	$4	$—	$4	$(300)	$3	$(297)

	September 30, 2023
	Three Months Ended	Nine Months Ended
	Investment gains (losses), net
	(in millions)
Retained Business
Interest Rate	$(206)	$(168)
Credit	2	4
Equity	27	(452)
Total, Retained Business	(177)	(616)
Ceded Business
Interest Rate	5	72
Credit	2	3
Equity	(36)	140
Total, Ceded Business	(29)	215
Total	$(206)	$(401)

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

For the three months ended September 30, 2024, the Company's income tax provision amounted to an income tax benefit of approximately $1 million, or 4.2 percent of loss from operations before income taxes. For the nine months ended September 30, 2024, the Company's income tax provision amounted to an income tax expense of approximately $20 million, or 17.9 percent of income from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income and intercompany cost allocations.

For the three months ended September 30, 2023, the Company's income tax provision amounted to an income tax benefit of approximately $29 million, or 13.0 percent of loss from operations before income tax. For the nine months ended September 30, 2023, the Company's income tax provision amounted to an income tax benefit of approximately $4 million or 6.6 percent of loss from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income, deductible foreign taxes paid, non-deductible goodwill impairment, intercompany cost allocations, and an increase to the valuation allowance on deferred tax assets.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of both September 30, 2024 and December 31, 2023, the Company had a valuation allowance of $36 million regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.

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

In September 2024, the Company's board of directors approved a $150 million dividend, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of September 30, 2024. The Company subsequently received written approval from the Arizona DIFI and the $150 million extraordinary dividend was distributed in cash to FGH in the fourth quarter of 2024.

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

AOCI is comprised entirely of changes in own-credit risk related to insurance liabilities. The balance of and changes in each component of AOCI are as follows:

Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2023	$(65)
Change in OCI	(13)
Less: Income tax benefit	(3)
Balance, March 31, 2024	$(75)
Change in OCI	61
Less: Income tax expense	13
Balance, June 30, 2024	$(27)
Change in OCI	(4)
Less: Income tax benefit	(1)
Balance, September 30, 2024	$(30)

Changes in Own-Credit Risk Related to Insurance Liabilities
(in millions)
Balance, December 31, 2022	$111
Change in OCI	22
Less: Income tax expense	5
Balance, March 31, 2023	$128
Change in OCI	(115)
Less: Income tax benefit	(25)
Balance, June 30, 2023	$38
Change in OCI	(45)
Less: Income tax benefit	(9)
Balance, September 30, 2023	$2

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of September 30, 2024, the Company had commitments totaling $273 million to purchase or fund investments related to private fixed maturity securities and mortgage loans. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2024, the aggregate range of reasonably possible losses in excess of accruals and recoveries from unaffiliated indemnitors established for those litigation and regulatory matters for which such an estimate currently can be made is not considered to be material. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and nine months ended September 30, 2024, FLIAC was allocated $10 million and $31 million, respectively, of costs for these services. During the three and nine months ended September 30, 2023, FLIAC was allocated $8 million and $25 million, respectively, of costs for these services.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow or loan any funds under the agreement during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company borrowed a total of $282 million of funds under the agreement, all of which has been repaid with interest.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 38.5% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of September 30, 2024 and December 31, 2023, assets under management had a market value of $587 million and $529 million, respectively, and were comprised primarily of private credit fixed income assets. FLIAC recognized $8 million and $30 million of investment income on such assets during the three and nine months ended September 30, 2024, respectively. FLIAC recognized $12 million and $23 million of net investment income on such assets during the three and nine months ended September 30, 2023, respectively.

In connection with the investment management agreements, as of September 30, 2024, FLIAC has unfunded commitments of $83 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net". The table below shows affiliated asset trades for the nine months ended September 30, 2023. There were no affiliated asset transfers during the nine months ended September 30, 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), Net
				(in millions)
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	$12	$12	$—
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	$7	$7	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
11.    SEPARATE ACCOUNTS

Separate Account Assets

The aggregate fair value of assets, by investment sub-category, supporting separate accounts is as follows:

	September 30, 2024			December 31, 2023
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Mutual funds:
Equity	$15,177	$1,464	$16,641	$14,704	$1,396	$16,100
Fixed income	6,617	639	7,256	6,997	665	7,662
Other	103	10	113	99	9	108
Total mutual funds	$21,897	$2,113	$24,010	$21,800	$2,070	$23,870

Separate Account Liabilities

The balances of and changes in separate account liabilities, at fair value, as of and for the periods indicated were as follows:

	Nine Months Ended September 30,
	2024			2023
	(in millions)
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
Balance, beginning of year	$21,800	$2,070	$23,870	$21,558	$2,043	$23,601
Deposits	26	3	29	24	4	28
Investment performance	2,505	240	2,745	1,131	98	1,229
Policy charges	(339)	(27)	(366)	(344)	(27)	(371)
Surrenders and withdrawals	(2,117)	(194)	(2,311)	(1,760)	(171)	(1,931)
Benefit payments	(33)	(3)	(36)	(28)	(1)	(29)
Net transfers from general account	55	24	79	17	11	28
Other	—	—	—	$2	—	2
Balance, end of period	$21,897	$2,113	$24,010	$20,600	$1,957	$22,557

Cash surrender value	$21,874	$2,109	$23,983	$20,574	$1,953	$22,527

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

Novation of Ceded Business

In 2022, in accordance with applicable state law, a program was instituted to novate a significant portion of the Ceded Business policies from FLIAC to Pruco Life Insurance Company ("Pruco Life"). The program did not have an impact on total equity or net income but has resulted in the reduction of certain activity/balances associated with these policies. During the three and nine months ended September 30, 2024, approximately $172 million and $635 million, respectively, of account value, which generally approximates fair values of insurance liabilities, was transferred out of the Company as a result of the novation program.

There was no significant novation activity during the three and nine months ended September 30, 2024 and we do not expect significant future novation activity under the current program. Since the acquisition of the Company on April 1, 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

Fair Value of Insurance Liabilities - Actuarial Assumption Updates

In the third quarter of both 2024 and 2023, the Company completed its annual review of actuarial assumptions related to its fair value of insurance liabilities. Based on those reviews, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits in each period, which resulted in an increase (decrease) in its fair value of insurance liabilities of $(3) million and $116 million during the third quarters of 2024 and 2023, respectively. The 2023 increase was driven by updates to assumptions regarding policyholder behavior, primarily to reflect lower observed surrender rates.

The impact of the respective assumption updates on the Consolidated Statement of Operations was included within "Policyholder benefits and changes in fair value of insurance liabilities".

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

2023 Goodwill Impairment

As a result of its third quarter of 2023 actuarial assumption update, the Company identified a triggering event regarding its goodwill impairment analysis for the Retained Business. Following a qualitative analysis that indicated the fair value of the reporting unit may be lower than its carrying value, the Company performed a quantitative analysis that involved both discounted cash flow techniques and market price comparisons to establish fair values on its underlying assets and liabilities. After performing this quantitative analysis, the Company determined that the goodwill was fully impaired, and accordingly, recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations during the third quarter of 2023. Following this impairment, there was no remaining goodwill as of September 30, 2023.

The goodwill impairment was primarily driven by unfavorable actuarial assumption updates, as compared to its initial projections, related to the determination of the fair value of its insurance liabilities, and lower overall projected future earnings as a result of capital market volatility.

Group Supervision Updates

Effective April 1, 2024, the Bermuda Monetary Authority ("BMA") made a final determination that it is appropriate for the BMA to be the group supervisor for FGH Parent, L.P. and its subsidiaries (collectively, “Fortitude Re”). FGH Parent, L.P. is a Bermuda-domiciled exempted limited partnership, which serves as the holding company for the Company and its affiliates. As a result of the BMA’s determination to be group supervisor of Fortitude Re, Fortitude Re will be subject to group capital standards, additional examination as an insurance group, and participation in supervisory college activities as determined by the BMA and other competent authorities supervising the entities in the insurance group. The Arizona Department of Insurance and Financial Institutions ("DIFI") will remain the supervisor of FLIAC and its affiliated U.S. insurance subsidiaries within Fortitude Re and will coordinate its activities with the BMA regarding overall supervision of Fortitude Re. We do not expect FLIAC to incur significant additional costs resulting from the BMA’s designation as group supervisor for Fortitude Re but the Company may be subject to additional examinations and inquiries from the BMA as part of their routine supervision process.

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

ASUs issued but not yet adopted as of September 30, 2024:

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

Retained Business

Assets decreased $98 million to $27,127 million at September 30, 2024 from $27,225 million at December 31, 2023. The decrease was primarily driven by lower invested assets and cash and cash equivalents resulting from the payment of the $150 million dividend to FGH during 2024, partially offsetting the decline was an increase in the fair value of fixed maturity securities resulting from the impact of lower interest rates.

Liabilities decreased $75 million to $25,788 million at September 30, 2024 from $25,863 million at December 31, 2023. The decrease was primarily driven by a decline in the fair value of insurance liabilities due primarily to favorable equity market movements, partially offset by the impact of lower interest rates. Partially offsetting the overall decline in liabilities was the increase in liabilities associated with secured borrowing arrangements.

Equity decreased $23 million to $1,339 million at September 30, 2024 from $1,362 million at December 31, 2023, due primarily to the $150 million dividend payment to FGH during 2024, which was partially offset by the year-to-date impacts of net income of $92 million and the $35 million net-of-tax improvement in accumulated other comprehensive loss related to movements in our own-credit risk (OCR) on the fair value of insurance liabilities.

Ceded Business

Assets increased $161 million to $4,489 million at September 30, 2024 from $4,328 million at December 31, 2023. The increase was driven by higher derivative fair values related to equity options, resulting from favorable equity market movements, and an increase in the fair value of fixed maturity securities resulting from net purchases and the impacts of lower interest rates, partially offset by declines in reinsurance recoverables and the deposit asset.

Liabilities increased $161 million to $4,489 million at September 30, 2024 from $4,328 million at December 31, 2023. The increase was primarily driven by an increase in the fair value of insurance liabilities, resulting from the impact of lower interest rates, and a higher net modified coinsurance payable resulting from an increase in the fair values of investments in the portfolio.

There was no equity within our Ceded Business at both September 30, 2024 and December 31, 2023 as the assets are fully offset by the liabilities.

Results of Operations

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Quarter-to-Date Comparison to Prior Period

Retained Business

Loss from operations before income taxes was $24 million for the three months ended September 30, 2024 compared to a loss from operations before income taxes of $223 million for the three months ended September 30, 2023. The improvement was driven primarily by the $116 million impact of the 2023 actuarial assumption update and the corresponding $93 million impact of the 2023 impairment of goodwill.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Income from operations before income taxes was $112 million for the nine months ended September 30, 2024, compared to a loss from operations before income taxes of $61 million for the nine months ended September 30, 2023. The favorable change was primarily driven by the $116 million impact of the 2023 actuarial assumption update and the corresponding $93 million impact of the 2023 impairment of goodwill.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Quarter-to-Date Comparison to Prior Period

Retained Business

Revenues were $364 million for the three months ended September 30, 2024 compared to $(232) million during the three months ended September 30, 2023. The change was primarily driven by gains on both fixed maturity securities and interest rate swaps resulting from the impact of declining interest rates, partially offset by losses on equity derivatives.

Benefits and expenses were $388 million in the three months ended September 30, 2024 compared to $(9) million during the three months ended September 30, 2023. The change was driven by less favorable changes in the fair value of insurance liabilities, excluding changes in OCR, resulting from the impact of declining interest rates, partially offset by favorable impacts from the 2024 actuarial assumption compared to the prior year.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Revenues were $166 million for the nine months ended September 30, 2024 compared to $(197) million for the nine months ended September 30, 2023, the favorable change between periods was primarily driven by investment gains on fixed maturity securities resulting from the impact of declining interest rates.

Benefits and expenses were $54 million for the nine months ended September 30, 2024 compared to $(136) million for the nine months ended September 30, 2023, the change between periods was primarily driven by less favorable declines in the fair value of insurance liabilities, excluding changes in OCR, resulting from the impact of declining interest rates, partially offset by favorable impacts from the 2024 actuarial assumption compared to the prior year.

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

In September 2024, the Company's board of directors approved a $150 million dividend, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of September 30, 2024. The Company subsequently received written approval from the Arizona DIFI and the $150 million extraordinary dividend was distributed in cash to FGH in the fourth quarter of 2024.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, and fixed maturity securities. As of September 30, 2024 and December 31, 2023, the Company had liquid assets of $6.1 billion and $6.2 billion, respectively, which includes $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of September 30, 2024 and December 31, 2023, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.4 billion and $1.0 billion, respectively.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow or loan any funds under the agreement during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company borrowed a total of $282 million of funds under the agreement, of which $80 million was outstanding at June 30, 2023 but was subsequently repaid in full, plus interest, in July 2023.

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

A liability representing the amount that the securities will be repurchased is recorded in "Liabilities associated with secured borrowing arrangements" in our consolidated statement of financial position. As of September 30, 2024, the liabilities associated with our outstanding repurchase agreements and securities lending transactions were $1,152 million and $6 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, there have been no material changes in our economic exposure to market risk from December 31, 2023, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2023, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORTITUDE LIFE INSURANCE & ANNUITY COMPANY

By:	/s/ Greta Hager
Name	Greta Hager
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 8, 2024