Form 10-K
period 2024-12-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2025-03-27
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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

As of March 27, 2025, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

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

PART 1
Item 1.  Business
Overview
Fortitude Life Insurance & Annuity Company (“FLIAC”, “we”, or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”) and an indirect wholly-owned subsidiary of FGH Parent L.P. (“FGP”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation (“PALAC”)) was a wholly-owned subsidiary of Prudential Annuities, Inc (“PAI”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates.

Product Information

The Company has issued variable, index-linked, and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in-force block of variable life insurance policies. Beginning in 2021, and concluding prior to the acquisition by FGH on April 1, 2022, the Company ceased all new sales of its insurance products. The Company may resume selling new products or issuing new contracts in the future but currently has no intention to do so.

The Company surrendered its New York license effective December 31, 2015, and reinsured the majority of its New York business to The Prudential Insurance Company of America (“Prudential Insurance”). The license surrender relieved the Company of the requirement to hold New York statutory reserves on its business in excess of the statutory reserves required by its domiciliary regulator, the Arizona Department of Insurance and Financial Institutions (“Arizona DIFI”). For the small portion of New York business retained by the Company, a custodial account has been established to hold collateral assets in an amount equal to a percentage of the reserves associated with such business, as calculated in accordance with PALAC's New York Regulation 109 Plan approved by the New York State Department of Financial Services.

Business Segmentation

Following the acquisition by FGH, the Company separated its business into two reportable segments, which are referred to as the “Retained Business” and the “Ceded Business”.

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

There was no significant novation activity during 2024 and we do not expect significant future novation activity under the program. Since the acquisition of the Company in April 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

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

Reinsurance

The Company has historically entered into reinsurance agreements as both a ceding entity and an assuming entity. As of December 31, 2024, the Company is only involved with reinsurance agreements for which it is a ceding entity. As a ceding entity, the exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

For additional information on our reinsurance agreements, see Note 8 to the Financial Statements.

Regulation

Overview
Our business is subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations and interpretations thereof may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks, applicable to our businesses. We cannot predict how current or future initiatives will further impact existing laws, regulations and regulatory frameworks.

State insurance laws regulate many aspects of our business. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona DIFI. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are also substantially affected by federal and state tax laws.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. The Financial Stability Oversight Council (“FSOC” or the “Council”) may designate certain financial companies as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”). In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In November 2023, FSOC revised its interpretive guidance regarding the approach FSOC intends to take in making Designated Financial Company determinations. The guidance removed certain prerequisites to the exercise of the Council’s Designated Financial Company determination authority, including rescinding the prioritization of an activities-based approach. Simultaneously, FSOC adopted a separate analytic framework that explains the Council’s substantive approach to identifying, assessing, and responding to certain potential risks to U.S. financial stability. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

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

DOL Fiduciary Rules

On April 25, 2024, the DOL adopted final rule amendments to broaden the circumstances under which fiduciary duties are imposed, and to impose additional conditions on existing prohibited transaction exemptions. However, the DOL’s fiduciary rules have been stayed pending the outcome of litigation in two cases that have been consolidated by the Fifth Circuit. We cannot predict the final outcome of the challenge to the DOL’s fiduciary rules. The DOL’s fiduciary rules, if implemented, may negatively impact our business or the insurance industry.

U.S. State Standard of Care Regulation

Various states have also adopted laws raising the standard of care owed by broker-dealers, investment advisers, or insurance agents to their customers when recommending an annuity product. For example, at least 48 states have adopted revisions to their suitability laws that generally track the NAIC’s revisions to its Suitability in Annuity Transactions Model Regulation,

which imposes a requirement that any recommendation of an annuity product be in the consumer’s best interest. As changes are adopted by our state regulator(s) and made applicable to us or the third-party firms that distribute our products, they could have an adverse impact on our business. In states that have adopted these increased standards with respect to annuity recommendations, this may lead to an increased risk of regulatory enforcement actions or potentially private claims.

SEC Standard of Care Regulation

The SEC adopted rules, titled “Regulation Best Interest,” effective on June 30, 2020 (i) imposing a “best interest” standard of care on broker-dealers making recommendations regarding securities transactions, including with regard to SEC-registered insurance products, to their customers and (ii) requiring broker-dealers and investment advisers to provide a written summary of the relationship between a broker-dealer or investment adviser, as applicable, and its customer. Since its adoption, Regulation Best Interest has been and continues to be a focus of SEC examinations and enforcement activity.

U.S. State Insurance Holding Company Regulation

We are subject to the Arizona insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Arizona DIFI.

Group-Wide Supervision

Effective April 1, 2024, the Bermuda Monetary Authority ("BMA") made a final determination that it is appropriate for the BMA to be the group supervisor for FGP. As a result of the BMA’s determination to be group supervisor of FGP, it will be subject to group capital standards, additional examination as an insurance group, and participation in supervisory college activities as determined by the BMA and other competent authorities supervising the entities in the insurance group. The Arizona DIFI will remain the supervisor of FLIAC along with its affiliated U.S. insurance subsidiaries under FGP and will coordinate its activities with the BMA regarding overall supervision of FGP. We do not expect FLIAC to incur significant additional costs resulting from the BMA’s designation as group supervisor for FGP but the Company may be subject to additional examinations and inquiries from the BMA as part of their routine supervision process.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC has developed and adopted a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. While we are not currently subject to these group capital calculation requirements, we could become subject to them in the future and their potential future impact on us is uncertain.

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

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. At the time of filing, there was one open financial examination covering FLIAC, which is expected to be closed in 2025.

We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on FGH or FLIAC.

U.S. Insurance Operations

Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

State Insurance Regulation

State insurance regulators have broad powers with respect to all aspects of the insurance business including: (1) licensing to transact business; (2) licensing agents; (3) admittance of assets to statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms; (6) regulating unfair trade and claims practices; (7) establishing reserve requirements and solvency standards; (8) fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulating the type, amounts and valuations of investments permitted; (10) regulating reinsurance transactions, including the role of captive reinsurers; (11) data privacy and cybersecurity and (12) other matters.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions included expanding the NAIC designations used in the RBC calculation from six bond structures to twenty. Since its adoption, the new factors have not materially impacted our RBC calculations. More recently, the NAIC adopted a principles-based bond definition, effective January 1, 2025, to provide a framework for enhanced clarity and consistency of bond reporting. The new standard requires a determination of whether a security represents a creditor relationship based its substance, rather than solely the legal form of the instrument, and may result in certain structured securities formerly classified as bonds being accounted for as a riskier category of investment. Based on an evaluation of our investment holdings, we do not anticipate that the new standards will materially impact our RBC calculation.

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

U.S. Federal Securities Regulation Affecting Insurance Operations

The U.S. federal securities laws are primarily intended to ensure the integrity of the financial markets and protect investors, and they generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Our variable and registered index-linked annuities products, as well as certain of our fixed interest annuity contracts and fixed interest allocation options subject to a market value adjustment, generally are “securities” within the meaning of federal securities laws and generally are required to be registered under the federal securities laws and are subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). The registration of our non-variable annuity products triggers certain reporting requirements under the Securities Exchange Act of 1934. As a result, we are subject to extensive regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940 and the SEC’s rules and regulations thereunder. In the future, we may choose to rely on the exemption provided by Rule 12h-7 under the Securities Exchange Act of 1934 to cease filing periodic and current reports that are otherwise required under the Securities Exchange Act of 1934. Federal securities regulation also affects investment advice, sales and related activities with respect to these products. The SEC and FINRA may from time to time make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations. We will cooperate with such inquiries and examinations and take corrective action when warranted.

On March 6, 2024, the SEC adopted new rules designed to enhance reporting company disclosures related to the risks and impacts of climate-related matters. The new rules require disclosures of climate-related risks and risk management as well as the board and management’s governance of such risks. In addition, the rules include requirements to disclose the financial effects of severe weather events and other natural conditions in the financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, which will be subject to a phased-in assurance requirement. Petitions seeking review of the new rules were filed in multiple courts of appeal, and on April 4, 2024, the SEC voluntarily stayed the implementation of the final rules pending the outcome of the Eighth Circuit’s judicial review of the consolidated petitions. We cannot predict the result of the judicial review.

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
•require periodic disclosure of privacy policies and practices to customers and consumers;
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•require the proper disposal of customer and consumer information;
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

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. At least 26 states have either implemented the model law, or have otherwise adopted similar laws. The NAIC is also drafting a new Privacy Protection Model Act (to replace and modernize the Insurance Information and Privacy Protection Model Act and the Privacy of Consumer Financial and Health Information Model Regulation) that would include stronger provisions related to consumer rights, consent, and notification as well as third-party service agreements, data retention and deletion policies, and data sharing agreements.

In 2023, the SEC adopted final rules requiring reporting companies to disclose material cybersecurity incidents and their processes regarding cybersecurity risk management, strategy, and governance. The following are the key requirements applicable to the Company: (i) current disclosure of material cybersecurity incidents on Form 8-K and (ii) Annual disclosure on Form 10-K of information about cybersecurity risk management, strategy, and governance.

See “Cybersecurity” contained in Item 1C for further information.

The SEC has also proposed new Rule 38a-2, which if adopted would require investment companies registered under the Investment Company Act of 1940, such as the separate accounts that support our variable annuities and variable life insurance policies, to adopt and implement a comprehensive set of written policies and procedures designed to address cybersecurity risks and to disclose in variable annuity and variable life insurance prospectuses information about any significant cybersecurity incident that has occurred in the past two fiscal years. In addition, significant amendments to Regulation S-P, the SEC’s privacy of consumer information and safeguarding customer information rules applicable to registered investment companies, went effective as of August 2, 2024. The amendments broadened the scope of information that must be protected and imposed extensive new obligations related to incident response and prevention, the notification of affected individuals, and the oversight of third party vendors.

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

Taxation

U.S. Taxation

The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), and intercompany cost allocations. The applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company's tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 9 to the Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

On August 16, 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The Company is below the $1 billion threshold and is not subject to the CAMT rules for the year ended December 31, 2024, and is not expected to be subject to the provisions in future years.

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

The IAIS developed the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame were adopted by the IAIS in November 2019. On December 5, 2024, the IAIS adopted the Insurance Capital Standard (“ICS”), which is the capital adequacy component of ComFrame, as well as updates to the existing components of ComFrame related to climate risk, the assessment and mitigation of systemic risk, and valuation and capital adequacy. The IAIS will begin developing a detailed ICS assessment methodology in 2025 for use in monitoring future progress in the implementation of the ICS.

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

Our investment portfolio may be impacted by the uncertain and evolving economic environment. In recent years, the financial markets have experienced periods of significant volatility and negative returns, contributing to an uncertain and evolving economic environment. The performance of the markets in recent years has been impacted by several interrelating factors such as, but not limited to, rising inflation, changes in interest rates, bank failures, geopolitical turmoil, and actions by governmental authorities (e.g., federal government shutdowns, changes in federal government spending, imposition of new international trade policies). It is not possible to predict the future performance of the markets with any certainty. The uncertain and evolving economic environment could increase the risk of loss on our investments.

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

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of specific events, such as natural or man-made disasters, military actions, or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers), concentrations of employees or significant operations. Ultimate losses depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as other variables.

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

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:

•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings, adverse publicity or a change in economic conditions. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

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

When interest rates decline or remain low we must invest in lower-yielding instruments, potentially reducing net investment income. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.

Alternatively, when interest rates rise, we may not be able to replace the assets in our general account with the higher-yielding assets as quickly as needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress. Rapid rises in interest rates may cause our interest maintenance reserve (“IMR”) to decrease or become negative if fixed income securities are sold at a capital loss. In 2023, the NAIC issued temporary guidance that allows the admittance of 10 percent of negative IMR. Previous guidance disallowed all negative IMR; however, if our IMR balance becomes negative, our statutory surplus would still be affected negatively. This interim guidance is effective until December 31, 2025. The NAIC is developing a long-term solution regarding the accounting treatment of a negative IMR, which may nullify the interim guidance prior to its expiration. At this time, the outcome of this initiative is uncertain.

In recent years, the interest rate environment has been significantly volatile. Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our liability and surplus benchmarks; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could turn out to be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.

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
•Wholesale funding: We depend upon the financial markets for funding. These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability, higher capital requirements, and a significant reduction in our financial flexibility.
•Insurance cash flows: We face potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of the Company's liquidity and sources and uses of liquidity see “Liquidity and Capital Resources” in Item 7.

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

We may not adequately maintain information security. Organized cyber-attack activity continues to be a significant threat to the financial services sector, including the Company. Publicly-reported cybersecurity threats and incidents have dramatically increased in recent years, and financial services companies and their third-party service providers are increasingly the targets of cyber-attacks. The techniques used to attack systems and networks change frequently, are becoming more sophisticated, can originate from a wide variety of sources, and are often not recognized until after they have been launched. Protecting both “structured” and “unstructured” sensitive information is a constant need. However, the risks associated with cyber-attacks cannot be fully mitigated using technology or otherwise.

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
•The rapid evolution of artificial intelligence technologies may increase the risk of cyber-attacks and data breaches if such technologies are deployed by threat actors.
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

We have implemented a cybersecurity program to mitigate these and other cybersecurity risks, which includes a variety of physical, technical and administrative controls. However, we cannot guarantee that our cybersecurity program will be effective in preventing or mitigating all cybersecurity risks. A material cybersecurity incident could still occur, which could have a significant negative impact on our business. Although we maintain cyber-security insurance coverage against costs resulting from cybersecurity incidents, it is possible losses will exceed the amount available under our coverage.

See “Cybersecurity” contained with in Item 1C for further information regarding our cybersecurity program.

We may not adequately ensure the privacy of personal information. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive information, including health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

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

The development and adoption of artificial intelligence (“AI”), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation. We may use AI and Generative AI in our operations. We also expect third-parties on whom we rely to do the same. AI and Generative AI, as relatively new technologies, may expose us to risks related to their misuse (e.g., misinformation, privacy concerns, cybersecurity). Those risks may be heightened by the speed at which such technologies are being adopted in the financial services sector and more broadly, as well as by the lack of established laws, regulations or standards governing their use. Misuse could expose the Company to legal or regulatory risk, damage customer relationships, or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm.

Strategic Risk

We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, we have considered and must continue to consider the impact of the evolving interest rate environment on our business.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. In addition, there are significant legal, regulatory and tax uncertainties following the 2024 U.S. presidential election, and we cannot predict the nature, timing and economic effects of any potential policy changes under the new administration. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business - Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

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
The Program governs all FLIAC internal systems, as well as third parties providing service to the Company, and is based on the following five pillars:

•Identify - The first pillar of the Program is to identify the organization's critical assets, vulnerabilities, and potential threats. This involves conducting a thorough quantitative and qualitative risk assessment and asset inventory based on the organization's information systems, data repositories, and network infrastructure. Additionally, it involves categorizing and classifying the importance of different assets, assessing their potential impact on the organization if compromised, and identifying applicable regulatory compliance requirements. This pillar of the Program also involves regular engagement with the broader security community and monitoring of new and emerging cyber threat information.

•Protect - After identifying the assets and vulnerabilities, FLIAC applies comprehensive asset protection methods allowing for accurate risk mitigation techniques. This includes deploying a range of security controls such as firewalls, intrusion detection systems, antivirus software, encryption mechanisms, and access controls. The goal is to establish multiple layers of defense to prevent unauthorized access, data breaches, cyber-attacks, and other cybersecurity incidents. Employee awareness training (including phishing simulation exercises to train employees to recognize and report phishing attacks) and secure coding practices also fall under this component to ensure a culture of security throughout the Company.

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

•Respond – If a security incident is detected, a response plan is triggered to minimize the impact and contain the threat. This component involves establishing an incident response team and defining incident response procedures. The team is trained to respond promptly, investigate the incident, mitigate the damage or harm, and restore normal operations. Communication plans, escalation protocols, legal considerations, regulatory requirements, (including appropriate and timely reporting and disclosure of cybersecurity incidents to regulators and affected individuals), and coordination with external entities, like regulators, law enforcement, vendors and other key stakeholders, are also part of the response process.

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

Goodwill Impairment

As a result of our actuarial assumption update, the Company identified a triggering event in the third quarter of 2023 regarding its goodwill impairment analysis for the Retained Business. Following a qualitative analysis that indicated the fair value of the reporting unit may be lower than its carrying value, the Company performed a quantitative analysis that involved both discounted cash flow techniques and market price comparisons to establish fair values on its underlying assets and liabilities. After performing this quantitative analysis, the Company determined that the goodwill was fully impaired, and accordingly, recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill.

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

There was no significant novation activity during 2024 and we do not expect significant future novation activity under the program. Since the acquisition of the Company in April 2022, approximately 73 percent of account value has been novated to Pruco Life under this program.

Revenues and Expenses

The Company earns revenues principally from contract fees, mortality and expense fees, and asset administration fees from annuity and investment products, all of which primarily result from the sale and servicing of annuity products. The Company also earns net investment income from the investment of general account and other funds. The Company’s operating expenses principally consist of annuity benefit guarantees provided, reserves established for anticipated future annuity benefit guarantees, and costs of managing risk related to these products. The Company's operating expenses also include interest credited to policyholders' account balances, general business expenses, reinsurance premiums, and commissions and other costs of servicing the various products it sold.

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

INSURANCE LIABILITIES

We have elected the fair value option on the entirety of our insurance contracts, which include liabilities for guarantee benefits related to certain long-duration life and annuity contracts. The fair values of insurance liabilities associated with variable annuity contracts with guaranteed benefits are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, mortality and expense charges, contract charges and the anticipated future reimbursement of certain asset management fees. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Further information regarding these assumptions are below.

The following table summarizes the impact that could result on our insurance liabilities, related to our variable annuity products, which are recorded at fair value, from changes in certain key assumptions. The information below is for illustrative purposes and includes only the immediate hypothetical direct impact on December 31, 2024 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated.

December 31, 2024
(in millions)
Hypothetical change in insurance liabilities due to changes in actuarially-determined assumptions
Mortality
Increase by 1%	$(19)
Decrease by 1%	$19
Lapse
Increase by 10%	$(25)
Decrease by 10%	$25

Hypothetical change in insurance liabilities due to changes in capital market conditions
NPR credit spread
Increase by 50 basis points	$(101)
Decrease by 50 basis points	$131
Equity Volatility
Increase by 1%	$6
Decrease by 1%	$(7)

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

VALUATION OF INVESTMENTS

Our investment portfolio consists of public and private fixed maturity securities, mortgage loans, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards, and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market.

We present at fair value in the statements of financial position our fixed maturity securities, certain investments within “Other invested assets,” such as derivatives and the majority of our private equity partnership investments. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity securities, as well as derivative instruments, and other investments, see Note 4 to the Financial Statements.

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

The primary drivers for the difference between the Company's effective tax rate and the federal statutory rate during 2024 were changes in the valuation allowance on deferred tax assets and non-taxable investment income associated with the Dividends Received Deduction (“DRD”) and intercompany cost allocations.

Valuation Allowance on Deferred Tax Assets

As of December 31, 2024 the Company had a valuation allowance of $50 million regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.
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

Adoption of New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improved reportable segment disclosure requirements, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update also required expanded disclosures regarding the chief operating decision maker (“CODM”) and the information they are provided when assessing segment performance and allocating resources.	The Company adopted this update for annual reporting periods on January 1, 2024 using the retrospective method and will adopt the update for interim reporting periods beginning January 1, 2025.	This adoption of the update for annual periods expanded the Company’s disclosures but did not have an impact on its financial position or results of operations. See Note 3 for further information regarding these “annual” disclosures.

When adopted for interim reporting periods, this update will expand the Company’s disclosures, but will not have an impact on its financial position or results of operations.

ASU issued but not yet adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures	This ASU requires additional disclosures regarding certain expense types included in the income statement. The requirements include disclosure of the amounts associated with 1. purchases of inventory, 2. employee compensation, 3. depreciation and 4. intangible asset amortization. These disclosures should be included in each relevant expense caption. Furthermore, entities must disclose specific expenses, gains, or losses already required under US GAAP, offer a qualitative description of amounts not separately quantified, and present the total amount of selling expenses along with a definition of these expenses in their annual reports.	Effective for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, using either the prospective or retrospective method. Early adoption is permitted	The Company is currently evaluating the potential impact of this update on its financial position, results of operations, and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.	Effective for annual reporting periods beginning January 1, 2025, using either the prospective or retrospective method. Early adoption is permitted	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.

CHANGES IN FINANCIAL POSITION

December 31, 2024 to December 31, 2023 Comparison

Retained Business

Assets decreased $1,632 million from $27,225 million at December 31, 2023 to $25,593 million at December 31, 2024. The decrease was primarily driven by lower separate account assets resulting from surrenders and withdrawals, partially offset by an increase in fair values due primarily to higher equity market movements. Also contributing to the overall decline in assets was the payment of $300 million of dividends to FGH during 2024, partially offset by proceeds from borrowings related to repurchase agreements.

Liabilities decreased $1,419 million from $25,863 million at December 31, 2023 to $24,444 million at December 31, 2024. The decrease was primarily driven by lower separate account liabilities which corresponds with the decrease in separate account assets discussed above. Also, contributing to the decrease was a decline in the fair value of insurance liabilities resulting from higher interest rate and equity market movements, partially offset by liabilities associated with borrowings related to repurchase agreements.

Equity decreased $213 million from $1,362 million at December 31, 2023 to $1,149 million at December 31, 2024, due primarily to the payment of $300 million of dividends to FGH during 2024, partially offset by net income of $72 million and a $15 million increase in the after-tax impact of our own-credit risk (OCR) on the fair value of insurance liabilities, reflected in accumulated other comprehensive loss. See "Capital" within the "Liquidity and Capital Resources" herein Item 2 for further information regarding the distribution to FGH.

Ceded Business

Assets and liabilities both increased $18 million from $4,328 million at December 31, 2023 to $4,346 million at December 31, 2024, with increases in net cash and investments regarding assets, and higher insurance liabilities regarding liabilities, mostly offset by a decline in separate account assets and liabilities.

There was no equity within our Ceded Business at both December 31, 2023 and December 31, 2024 as the assets are fully offset by the liabilities.

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

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Retained Business

Income from operations before income taxes was $104 million for the year ended December 31, 2024, compared to a loss from operations before income taxes of $10 million for the year ended December 31, 2023. The change was driven primarily by favorable changes in the fair value of insurance liabilities due to higher interest rate and equity market movements, partially offset by higher investment losses. Also contributing to the change between years were the 2023 impacts of the $116 million actuarial assumption update and the $93 million goodwill impairment.

Ceded Business

There was no impact to income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Nine months ended December 31, 2022

Retained Business

The loss from operations before income taxes of $320 million was driven primarily by investment losses in the fixed maturity securities portfolio resulting from higher interest rates and derivatives losses on interest rate swaps, which were partially offset by gains on equity options. Also contributing to the overall loss were elevated general, administrative and other expenses driven by acquisition-related expenses that we do not expect to recur in future periods.

Partially offsetting the drivers of the loss from operations before income taxes were favorable policyholder benefits and changes in the fair value of insurance liabilities, policy charges and fee income, asset management and service fees, and net investment income.

Ceded Business

There was no impact to loss from operations before income tax as all revenues and expenses are ceded back to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Retained Business

Revenues were $(90) million for the year ended December 31, 2024 compared to $190 million during the year ended December 31, 2023. The change was primarily driven by higher investment losses related to fixed maturity securities.

Benefits and expenses were $(194) million for the year ended December 31, 2024 compared to $200 million during the year ended December 31, 2023. The change was primarily driven by favorable changes in the fair value of insurance liabilities, excluding changes in OCR, due to higher interest rate and equity market movements. Also contributing to the change between years were the 2023 impacts of the $116 million actuarial assumption update and the $93 million goodwill impairment.

Ceded Business

There was no impact to income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

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
2022

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

Dividends and Distributions to Parent

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In April 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH in the second quarter of 2024.

During the third quarter of 2024, a $150 million dividend was approved by the Company's board of directors, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In October 2024, the

Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH in the fourth quarter of 2024.

Distribution to Parent

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

The Company did not receive capital contributions from FGH during the year ended December 31, 2024 and 2023 or the nine months ended December 31, 2022. In addition, prior to the acquisition, the Predecessor Company did not receive capital contributions from PAI during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of December 31, 2024 and 2023, the Company had liquid assets of approximately $5.6 billion and $6.2 billion, respectively, which includes $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. The portion of liquid assets comprised cash and cash equivalents and short-term investments was approximately $0.6 billion and $1.0 billion as of December 31, 2024 and 2023, respectively.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH and its affiliates that allows the Successor Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates. During the years ended December 31, 2024 and 2023, the Company borrowed a cumulative total of $80 million and $434 million, respectively, from FGH under the agreement, all of which was repaid in full during the respective years, plus interest.

In November 2023, the Successor Company loaned $150 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2023.

During the nine months ended December 31, 2022, the Company borrowed against the agreement on two separate transactions, each of which was for $75 million. Both transactions were repaid in full, plus interest.

Letter of Credit Facility

In the fourth quarter of 2024, the Company entered into a standby letter of credit facility with an unaffiliated investment bank, allowing borrowings of up to $100 million until its expiration in December 2027. The facility includes customary representations and warranties, covenants, and events of default. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (CAL) Risk-based Capital (RBC) ratio of 250% to maintain the agreement. As of December 31, 2024, no amounts have been borrowed under the credit facility.

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

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in “Other liabilities” in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in “Other liabilities” in our consolidated statement of financial position. As of December 31, 2024, the liabilities associated with our outstanding repurchase agreements were $1,200 million. There were no outstanding securities lending agreements as of December 31, 2024.

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

	December 31, 2024
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities and mortgage loans		$3,985	$396	$(328)
Liabilities
Retained Business
Derivatives	$41,472	$413	$(304)	$238
Insurance Liabilities
Variable annuity products		$1,913	$690	$(541)
			$386	$(303)

Net change			$10	$(25)

	December 31, 2023
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities and mortgage loans		$4,587	$468	$(388)
Liabilities
Retained Business
Derivatives	$33,434	$465	$(375)	$328
Insurance Liabilities
Variable annuity products		$2,556	$882	$(699)
			$507	$(371)

Net change			$(39)	$(17)

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

	December 31, 2024
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Liabilities
Retained Business
Derivative liabilities	$2,861	$45	$(324)	$299
Insurance Liabilities - Variable annuity products		$1,913	$346	$(312)

Net change			$22	$(13)

	December 31, 2023
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Liabilities
Retained Business
Derivatives	$2,221	$257	$(364)	$275
Insurance Liabilities - Variable annuity products		$2,556	392	$(355)

Net change			$28	$(80)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortitude Life Insurance & Annuity Company
FINANCIAL STATEMENTS INDEX

Page

Management’s Annual Report on Internal Control Over Financial Reporting	46
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	47
Statements of Financial Position as of December 31, 2024 and 2023 (Successor Company)	50
Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023 (Successor Company), the nine months ended December 31, 2022 (Successor Company) and the three months ended March 31, 2022 (Predecessor Company)	51
Statements of Equity for the years ended December 31, 2024 and 2023 (Successor Company), the nine months ended December 31, 2022 (Successor Company) and the three months ended March 31, 2022 (Predecessor Company)	52
Statements of Cash Flows for the years ended December 31, 2024 and 2023 (Successor Company), the nine months ended December 31, 2022 (Successor Company) and the three months ended March 31, 2022 (Predecessor Company)	53
Notes to Financial Statements:
1 Business and Basis of Presentation	55
2 Significant Accounting Policies and Pronouncements	58
3 Segment Information	65
4 Fair Value of Assets and Liabilities	69
5 Investments	87
6 Derivatives, Hedging, and Offsetting	91
7 Insurance Liabilities	97
8 Reinsurance	99
9 Income Taxes	102
10 Equity	105
11 Related Party Transactions	108
12 Statutory Net Income and Surplus and Dividend Restriction	110
13 Commitments, Contingent Liabilities and Litigation and Regulatory Matters	111
14 Separate Accounts	113
15 Credit and Liquidity Agreements	113
16 DAC, VOBA, and DSI - PREDECESSOR COMPANY	115

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Fortitude Life Insurance & Annuity Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2024, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

March 27, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Fortitude Life Insurance & Annuity Company and its subsidiary (Successor Company) (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for the years ended December 31, 2024 and 2023 and for the nine months ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the nine months ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Retained Business Variable Annuity Contracts with Guaranteed Benefits, Included in Insurance Liabilities, at Fair Value

As described in Notes 2, 4, and 7 to the consolidated financial statements, as of December 31, 2024, the fair value of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value was $1.9 billion. Management elected the fair value option on the entirety of the insurance liabilities. The change in fair value of these liabilities is reported in several line items within revenues and benefits and expenses in the consolidated statement of operations and comprehensive income (loss). Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates.

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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value; (ii) evaluating the appropriateness of management’s internal models; (iii) testing the completeness and accuracy of data used in the internal models; and (iv) evaluating the reasonableness of the aforementioned contractholder behavior assumptions. Evaluating the aforementioned contractholder behavior assumptions involved evaluating whether the assumptions used were reasonable considering industry knowledge and data, and historical Company data and experience. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s internal models and evaluating the reasonableness of the aforementioned contractholder behavior assumptions.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
March 27, 2025

We have served as the Company's auditor since 2003.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying statements of operations and comprehensive income (loss), of equity and of cash flows of Fortitude Life Insurance & Annuity Company (formerly Prudential Annuities Life Assurance Corporation) (Predecessor Company) (the “Company”) for the three months ended March 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the three months ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
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

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Financial Position
(in millions, except share data)

	December 31
	2024	2023
ASSETS
Fixed maturity securities, at fair value	$5,022	$5,210
Mortgage loans, at fair value	364	437
Short-term investments	8	21
Other invested assets (includes $354 and $141 of assets measured at fair value at December 31, 2024 and 2023, respectively)	395	211
Total investments	5,789	5,879
Cash and cash equivalents	563	940
Accrued investment income	58	60
Reinsurance recoverables, at fair value	163	206
Deposit asset, at fair value	364	438
Income taxes	76	99
Other assets: (Receivables from parent and affiliates: December 31, 2024 - $10; December 31, 2023 - $0)	69	61
Separate account assets, at fair value	22,857	23,870
TOTAL ASSETS	$29,939	$31,553

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,380	$5,003
Net modified coinsurance payable, at fair value	145	78
Liabilities associated with secured borrowing arrangements	1,200	967
Other liabilities (Payables to parent and affiliates: December 31, 2024 - $4; December 31, 2023 - $10)	208	273
Separate account liabilities, at fair value	22,857	23,870
TOTAL LIABILITIES	$28,790	$30,191

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,714	1,714
Retained deficit	(518)	(290)
Accumulated other comprehensive loss	(50)	(65)
TOTAL EQUITY	1,149	1,362
TOTAL LIABILITIES AND EQUITY	$29,939	$31,553

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Successor Company			Predecessor Company
	Year Ended December 31		Nine Months Ended December 31	Three Months Ended March 31
	2024	2023	2022
REVENUES
Premiums	$35	$27	$19	$8
Policy charges and fee income	452	456	365	97
Net investment income	292	315	255	99
Asset management and service fees	93	91	71	20
Other income (loss)	8	1	7	(19)
Investment gains (losses), net	(688)	(310)	(1,907)	481
TOTAL REVENUES	192	580	(1,190)	686

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(83)	340	(1,010)	—
Policyholder benefits	—	—	—	26
Interest credited to policyholder account balances	—	—	—	85
Amortization of deferred policy acquisition costs	—	—	—	104
Commission expense	91	90	65	35
Goodwill impairment	—	93	—	—
General, administrative and other expenses	80	67	75	3
TOTAL BENEFITS AND EXPENSES	88	590	(870)	253
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	104	(10)	(320)	433
Less: Income tax expense (benefit)	32	(6)	(34)	77
NET INCOME (LOSS)	$72	$(4)	$(286)	$356
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	19	(223)	140	—
Net unrealized investment losses	—	—	—	(561)
Total	19	(223)	140	(561)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	4	(47)	29	(118)
Other comprehensive income (loss), net of taxes	15	(176)	111	(443)
COMPREHENSIVE INCOME (LOSS)	$87	$(180)	$(175)	$(87)

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Equity
(in millions)

	Successor Company
	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, April 1, 2022	$3	$1,759	$—	$—	$1,762
Comprehensive income (loss):
Net loss	—	—	(286)	—	(286)
Other comprehensive income, net of tax	—	—	—	111	111
Total comprehensive loss					(175)
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive loss:
Net loss	—	—	(4)	—	(4)
Other comprehensive loss, net of tax	—	—	—	(176)	(176)
Total comprehensive loss					(180)
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(300)	—	(300)
Comprehensive income:
Net income	—	—	72	—	72
Other comprehensive income, net of tax	—	—	—	15	15
Total comprehensive income					87
Balance, December 31, 2024	$3	$1,714	$(518)	$(50)	$1,149

	Predecessor Company
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$3	$592	$917	$170	$1,682
Return of capital	—	(306)	—	—	(306)
Comprehensive income (loss):
Net income	—	—	356	—	356
Other comprehensive loss, net of tax	—	—	—	(443)	(443)
Total comprehensive loss					(87)
Balance, March 31, 2022	$3	$286	$1,273	$(273)	$1,289

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Cash Flows
(in millions)

	Successor Company			Predecessor Company
	Year Ended December 31		Nine Months Ended December 31	Three Months Ended March 31
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72	$(4)	$(286)	$356
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	688	310	1,907	(481)
Goodwill impairment	—	93	—	—
Interest credited to policyholders’ account balances	—	—	—	85
Other, net	(8)	(30)	(24)	2
Change in:
Insurance liabilities, at fair value	(392)	(568)	(7,751)	—
Deposit asset, at fair value	74	169	1,989	—
Net modified coinsurance receivable, at fair value	67	587	4,685	—
Future policy benefits	—	—	—	60
Accrued investment income	2	(11)	(21)	1
Deferred policy acquisition costs	—	—	—	104
Income taxes	19	(9)	184	142
Reinsurance recoverables	43	29	15	(39)
Derivatives, net	(762)	(584)	(220)	(1,079)
Other, net	(15)	3	(14)	(40)
Cash flows from (used in) operating activities	(212)	(15)	464	(889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	774	500	3,362	—
Fixed maturities, available-for-sale	—	—	—	422
Equity securities	—	—	—	95
Secured receivable	—	—	60	—
Mortgage loans	121	116	6	39
Other invested assets	7	387	4	1
Short-term investments	39	94	301	795
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(808)	(783)	(4,312)	—
Fixed maturities, available-for-sale	—	—	—	(751)
Equity securities	—	—	(11)	—
Secured receivable	—	—	(7)	—
Mortgage loans	(27)	(369)	(203)	(13)
Other invested assets	(4)	(52)	(345)	—
Short-term investments	(30)	(88)	(42)	(94)
Derivatives, net	—	—	—	3
Other, net	1	3	(1)	—
Cash flows from (used in) investing activities	73	(192)	(1,188)	497

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company Consolidated Statements of Cash Flows (Continued) (in millions)
	Successor Company			Predecessor Company
	Year Ended December 31		Nine Months Ended December 31	Three Months Ended March 31
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Policyholder's account deposits (withdrawals)	(212)	(197)	(176)	62
Drafts outstanding	(21)	19	(7)	(7)
Dividend to parent	(300)	—	—	(306)
Distribution to parent	—	(45)	—	0
Net proceeds (repayments) related to secured borrowing arrangements - securities lending	—	(106)	(99)	205
Net proceeds related to secured borrowing arrangements - repurchase agreements with maturities three months or less	294	204	200	—
Proceeds related to secured borrowing arrangements - repurchase agreements with maturities greater than three months	511	500	100	—
Repayments related to secured borrowing arrangements - repurchase agreements with maturities greater three months	(510)	(100)	—	—
Cash flows from (used in) financing activities	(238)	275	18	(46)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(377)	68	(706)	(438)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	940	872	1,578	2,016
CASH AND CASH EQUIVALENTS, END OF YEAR	$563	$940	$872	$1,578
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$13	$4	$(217)	N/A
Interest paid	$—	$2	$—	N/A
Significant Non-Cash Transactions

During the year ended December 31, 2023 and the nine months ended December 31, 2022, the Successor Company had novations within its Ceded Business related to variable-indexed annuities under the reinsurance agreement with Pruco Life Insurance Company that resulted in the non-cash transfer of investments of $491 million and $4,635 million, respectively, with a corresponding offset to the modified coinsurance payable, which is presented on a net basis with the modified coinsurance receivable in the consolidated statement of cash flows and consolidated statement of financial position. There was no significant non-cash novation activity during the year ended December 31, 2024.

See Note 5 for disclosures regarding non-cash activity regarding collateral transferred under repurchase agreements related to the Successor Company.

There were no significant non-cash transactions during the three months ended March 31, 2022 related to the Predecessor Company.

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company

1.    BUSINESS AND BASIS OF PRESENTATION
Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiary (collectively, “FLIAC”, “we”, or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”) and an indirect wholly-owned subsidiary of FGH Parent L.P. (“FGP”). Prior to April 1, 2022, the Company (previously named Prudential Annuities Life Assurance Corporation (“PALAC”)) was a wholly-owned subsidiary of Prudential Annuities, Inc (“PAI”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), a New Jersey Corporation. On April 1, 2022, PAI completed the sale of its equity interest in the Company to FGH. As a result, the Company is no longer an affiliate of Prudential Financial or any of its affiliates. See “Basis of Presentation” for further information.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting financial information in accordance with instructions to Form 10-K and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The accompanying Consolidated Financial Statements present the consolidated results of operations, financial condition, and cash flows of FLIAC. All intercompany transactions have been eliminated in consolidation. The financial statements of the Predecessor Company were not consolidated as it was a single entity prior to acquisition.

Following the acquisition of FLIAC, purchase accounting was applied to FGH's financial statements and the Company has elected to “push down” the basis to FLIAC in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The application of push-down accounting created a new basis of accounting for all assets and liabilities based on fair value at the date of acquisition. As a result, FLIAC's financial position, results of operations, and cash flows subsequent to the acquisition are not comparable with those prior to April 1, 2022, and therefore have been separated to indicate pre-acquisition and post-acquisition periods. The pre-acquisition period through March 31, 2022 is referred to as the Predecessor Company. The post-acquisition period, April 1, 2022 and forward, includes the impact of push-down accounting and is referred to as the Successor Company. See “Business Combination” further below for additional information regarding the acquisition. See also Note 2 for further discussion regarding the impacts of our application of push-down accounting.

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

Business Combination

As referenced above, push-down accounting has been applied to FLIAC's consolidated financial statements, which resulted in the initial recognition of its assets and liabilities at fair value as of the acquisition date, April 1, 2022.

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
•A reduction of $97 million in the deferred tax asset that was previously recognized on its acquisition-date balance sheet.

Fortitude Life Insurance & Annuity Company

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

Fortitude Life Insurance & Annuity Company

Revision to Previously Issued Consolidated Statements of Cash Flows

In 2024, we identified an error that impacted our previously issued consolidated statements of cash flows for the year ended December 31, 2023 and the nine months ended December 31, 2022. It was determined that certain proceeds and repayments related to repurchase agreements with original maturity dates greater than three months were incorrectly presented on a net basis rather than on a gross basis.

We assessed the materiality of the error on our prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections, and concluded that this error was not material to the current period or any prior periods. However, we determined it was appropriate to correctly present and revise the consolidated statements of cash flows for the impacted periods. The consolidated statements of cash flows for the impacted interim periods during 2024 will also be revised when they are presented within the Quarterly Report on Form 10-Q for the interim periods in 2025.

The following is a summary of the impacted line items within the consolidated statements of cash flows. All revisions were contained within “Cash Flows from Financing Activities”.

	Consolidated Statements of Cash Flows
	Year Ended December 31, 2023			Nine Months Ended December 31, 2022
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in millions)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase agreements	$604	$(604)	$—	$300	$(300)	$—
Net proceeds related to secured borrowing arrangements - repurchase agreements with maturities three months or less	—	204	204	—	200	200
Proceeds related to secured borrowing arrangements - repurchase agreements with maturities greater than three months	—	500	500	—	100	100
Repayments related to secured borrowing arrangements - repurchase agreements with maturities greater three months	—	(100)	(100)	—	—	—

Fortitude Life Insurance & Annuity Company

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

SUCCESSOR COMPANY

Fair Value Option

We have elected to apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance contracts, and associated reinsurance activity with how we manage the business. See Note 4 for further information.

Description of Significant Accounting Policies

ASSETS

Fixed maturity securities, at fair value - We have elected the fair value option on the entirety of our fixed maturity securities portfolio. Accordingly, realized and unrealized gains and losses on these investments are reported in “Investment gains (losses), net” on the consolidated statement of operations. Investments in fixed maturity securities are recorded on a trade-date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets. Interest income, including amortization of premium and accretion of discount, is determined using the effective yield method and is reported in “Net investment income” on the consolidated statement of operations.

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

Short-term investments - These investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are carried at fair value and include short-term debt securities issued by government sponsored or corporate entities.

Other invested assets - These investments primarily consist of the following:

•Limited partnerships and limited liability companies (“LPs/LLCs”) - Interests in LPs/LLCs are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other than temporary impairment), the Company uses financial information provided by the investee. For the investments reported at fair value, which are primarily comprised of private equity investments, the Company uses the net asset value (“NAV”), a permitted practical expedient, as an estimate for fair value when it is not readily available. Changes in NAV are reported in “Net investment income” on the consolidated statement of operations.

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

Fortitude Life Insurance & Annuity Company

Income taxes - Income taxes represents the net deferred tax asset and, when applicable, the Company’s estimated taxes receivable related to the current year and open audit years. The Company’s estimated taxes payable for the current year and open audit years, when applicable, are included in Other liabilities.

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

During the third quarter of 2023, the Company determined that the goodwill associated with its Retained Business was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill. See Note 1 for further information.

Fortitude Life Insurance & Annuity Company

Other assets consists primarily of accruals for asset management and service fees and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other assets also includes receivables from the Company’s parent and affiliates.

Accounting Policies Specific to the Ceded Business

Reinsurance recoverables - We have elected the fair value option on the entirety of our reinsurance recoverables which represent receivables that back the insurance liabilities under the reinsurance agreement regarding the business reinsured to Prudential Insurance. The reinsurance recoverable is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our reinsurance recoverable is determined by the fair value calculation of our insurance liabilities. See discussion regarding the significant accounting policies of insurance liabilities further below. Changes in reinsurance recoverables and the associated insurance liabilities are both recorded through “Policyholder benefits and changes in fair value of insurance liabilities” within the consolidated statements of operations. For additional information about these reinsurance arrangements see Note 8.

Net modified coinsurance receivable/payable - We have elected the fair value option on the entirety of our modified coinsurance agreement receivables and payables. Modified coinsurance receivables represent the reserve credits for the insurance liabilities covered under the reinsurance agreement with Pruco Life regarding our variable annuity base contracts with guaranteed benefits. The modified coinsurance receivable is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our modified coinsurance receivable is determined by the fair value calculation of our insurance liabilities. See discussion regarding the significant accounting policies of insurance liabilities further below. Similarly, the modified coinsurance payable primarily represents the fair value of the assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is measured in a consistent manner with the fair value of the assets under the reinsurance agreement. The modified coinsurance agreement receivables and payables are presented on a net basis within the consolidated statements of financial position.

Deposit asset - We have elected the fair value option on the entirety of our deposit asset, which represents assets, held in trust by the reinsurer, that back the insurance liabilities under the reinsurance agreement with Pruco Life regarding our fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit asset is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our deposit asset is determined by the fair value calculation of our insurance liabilities.

Fortitude Life Insurance & Annuity Company

LIABILITIES

Insurance liabilities, at fair value - We have elected the fair value option on the entirety of our insurance contracts, which include liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 7. These liabilities include reserves for guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). Also included within insurance liabilities are smaller blocks of variable universal life and fixed payout annuity products. Changes in the fair value of insurance contracts are reported in “Policyholder benefits and changes in fair value of insurance liabilities” on the consolidated statements of operations.

The assumptions used in establishing reserves are generally based on those a market participant would use and include the Company’s experience, industry experience and/or other factors, as applicable. We evaluate, and update when applicable, our actuarial assumptions such as mortality and policyholder behavior assumptions, on an annual basis. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

Liabilities related to secured borrowing arrangements

Securities repurchase agreements that satisfy certain criteria are treated as secured borrowing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, as specified in the respective transactions. As part of securities repurchase agreements, the Company primarily transfers U.S. government and government agency securities to a third-party and receives cash as collateral, which is subsequently reinvested in higher yielding assets. The market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. The securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated financial institutions. Income and expenses related to these transactions, all of which are used to earn spread income, are reported within “Net investment income”.

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

Commitments and contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual. When applicable, these accruals are generally reported in “Other liabilities”.

REVENUES AND BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Revenues for variable life and annuity contracts and supplemental contracts with life contingencies primarily consist of charges against contractholder account values or separate accounts for mortality and expense risks, administration fees, and surrender charges. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder and are included within “Policy charges and fee income” on the consolidated statements of operations. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender and is

Fortitude Life Insurance & Annuity Company

also included in “Policy charges and fee income” on the consolidated statements of operations. Liabilities for variable life insurance contracts and the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of investment income earned from the investment of deposits in the Company’s general account portfolio. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received.

Amounts received as payment for variable annuities and other contracts without life contingencies are reported as deposits to “Insurance liabilities” and/or “Separate account liabilities.” Benefits and expenses for these products include claims in excess of related account balances and expenses of contract administration.

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

Derivatives are recorded either as assets, within “Other invested assets,” or as liabilities, within “Other liabilities” on the consolidated statements of financial positions. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. Cash collateral pledged in excess of derivative liabilities and cash collateral received in excess of derivative assets are recorded within “Other invested assets” and “Other liabilities”, respectively.

Fortitude Life Insurance & Annuity Company

Separate account assets and liabilities - We have elected the fair value option on insurance contracts that hold both segregated assets, which are invested for certain contractholders, and segregated liabilities, which are equal and offsetting to the segregated assets, and represent the contractholders account balance in those segregated assets, and to a lesser extent, borrowings of the separate account. These assets and liabilities are reported at fair value and separately disclosed on the consolidated statements of financial condition. The contractholder has the option of directing funds within the separate accounts to a wide variety of investment options, most of which invest in mutual funds. The investment risk on the variable portion of a contract is borne by the contractholder, except to the extent of minimum guarantees by the Company, which are not separate account liabilities. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company.

The investment income and realized investment gains or losses from separate account assets accrue to the contractholders and are not included in the Company’s consolidated statements of operations.

Fortitude Life Insurance & Annuity Company

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improved reportable segment disclosure requirements, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update also required expanded disclosures regarding the chief operating decision maker (“CODM”) and the information they are provided when assessing segment performance and allocating resources.	The Company adopted this update for annual reporting periods on January 1, 2024 using the retrospective method and will adopt the update for interim reporting periods beginning January 1, 2025.	This adoption of the update for annual periods expanded the Company’s disclosures but did not have an impact on its financial position or results of operations. See Note 3 for further information regarding these “annual” disclosures.

When adopted for interim reporting periods, this update will expand the Company’s disclosures, but will not have an impact on its financial position or results of operations.

ASU issued but not yet adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures	This ASU requires additional disclosures regarding certain expense types included in the income statement. The requirements include disclosure of the amounts associated with 1. purchases of inventory, 2. employee compensation, 3. depreciation and 4. intangible asset amortization. These disclosures should be included in each relevant expense caption. Furthermore, entities must disclose specific expenses, gains, or losses already required under US GAAP, offer a qualitative description of amounts not separately quantified, and present the total amount of selling expenses along with a definition of these expenses in their annual reports.	Effective for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, using either the prospective or retrospective method. Early adoption is permitted	The Company is currently evaluating the potential impact of this update on its financial position, results of operations, and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.	Effective for annual reporting periods beginning January 1, 2025, using either the prospective or retrospective method. Early adoption is permitted	The update is expected to expand the Company’s disclosures but will not have an impact on the Company’s financial position or results of operations.

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

Segment Reporting Considerations

The Retained Business and Ceded Business segments are reported in a manner consistent with the internal reporting package provided to the CODM, whose title and position is “Managing Director, FLIAC Business Leader.” The CODM assesses performance for both the Retained and Ceded segments and decides how to allocate resources based upon consolidated comprehensive income (loss).
The CODM uses consolidated comprehensive income (loss) to assess financial performance, primarily through the quarterly monitoring of actual versus budgeted results. Included in this assessment is a review of the impacts on earnings related to:

•market movements and hedging performance regarding equity market and interest rate changes;
•liability valuations and changes in the fair value of guarantees;
•actuarial assumption updates; and
•operating expenses

Fortitude Life Insurance & Annuity Company

Segment Balance Sheets

The following is the consolidated balance sheet by segment:

	December 31
	2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,062	$1,727	$5,789	$4,680	$1,199	$5,879
Cash and cash equivalents	498	65	563	534	406	940
Accrued investment income	46	12	58	51	9	60
Reinsurance recoverables	—	163	163	—	206	206
Deposit asset	—	364	364	—	438	438
Income taxes	76	—	76	99	—	99
Other assets	69	—	69	61	—	61
Separate account assets	20,842	2,015	22,857	21,800	2,070	23,870
TOTAL ASSETS	$25,593	$4,346	$29,939	$27,225	$4,328	$31,553

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,196	$2,184	$4,380	$2,835	$2,168	$5,003
Net modified coinsurance payable	—	145	145	—	78	78
Liabilities associated with secured borrowing arrangements	1,200	—	1,200	967	—	967
Other liabilities	206	2	208	261	12	273
Separate account liabilities	20,842	2,015	22,857	21,800	2,070	23,870
TOTAL LIABILITIES	24,444	4,346	28,790	25,863	4,328	30,191

EQUITY	1,149	—	1,149	1,362	—	1,362
TOTAL LIABILITIES AND EQUITY	$25,593	$4,346	$29,939	$27,225	$4,328	$31,553

Fortitude Life Insurance & Annuity Company

Segment Income Statements

The following is the consolidated comprehensive income (loss) by segment. Historical information related to the Predecessor company has not been revised or provided and is not comparable following the election of push-down accounting as of April 1, 2022.

	Year Ended December 31
	2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$35	$—	$35	$27	$—	$27
Policy charges and fee income	452	—	452	456	—	456
Net investment income (1)	230	62	292	240	75	315
Asset management and service fees	93	—	93	91	—	91
Other income (loss)	8	—	8	(1)	2	1
Investment gains (losses), net	(908)	220	(688)	(623)	313	(310)
TOTAL REVENUES	(90)	282	192	190	390	580

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(365)	282	(83)	(50)	390	340
Commission expense	91	—	91	90	—	90
Goodwill impairment	—	—	—	93	—	93
General, administrative and other expenses (2)	80	—	80	67	—	67
TOTAL BENEFITS AND EXPENSES	(194)	282	88	200	390	590
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	104	—	104	(10)	—	(10)
Less: Income tax expense (benefit)	32	—	32	(6)	—	(6)
NET INCOME (LOSS)	$72	$—	$72	$(4)	$—	$(4)
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	19	—	19	(223)	—	(223)
Less: Income tax expense (benefit)	4	—	4	(47)	—	(47)
Other comprehensive income (loss), net of taxes	15	—	15	(176)	—	(176)
COMPREHENSIVE INCOME (LOSS)	$87	$—	$87	$(180)	$—	$(180)
(1) For the years ended December 31, 2024 and 2023, investment expenses within the Retained Business include $68 million and $33 million of expense related to liabilities associated with repurchase agreements.
(2) Represents “other segment items,” which include expense charges and allocations from FGH, reinsurer expense allowances, professional service fees, and certain other miscellaneous expenses.

During the third quarter of 2023, the Company determined that the goodwill associated with its Retained Business was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment of $93 million through the consolidated statement of operations. Following this impairment, there was no remaining goodwill. See Note 1 for further information.

Fortitude Life Insurance & Annuity Company

	Nine Months Ended December 31, 2022
	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$19	$—	$19
Policy charges and fee income	365	—	365
Net investment income	125	130	255
Asset management and service fees	71	—	71
Other income	5	2	7
Investment losses, net	(861)	(1,046)	(1,907)
TOTAL REVENUES	(276)	(914)	(1,190)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(96)	(914)	(1,010)
Commission expense	65	—	65
General, administrative and other expenses (1)	75	—	75
TOTAL BENEFITS AND EXPENSES	44	(914)	(870)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(320)	—	(320)
Less: Income tax benefit	(34)	—	(34)
NET LOSS	$(286)	$—	$(286)
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	140	—	140
Less: Income tax expense	29	—	29
Other comprehensive income, net of taxes	111	—	111
COMPREHENSIVE LOSS	$(175)	$—	$(175)
(1) Represents “other segment items,” which include expense charges and allocations from FGH, reinsurer expense allowances, professional service fees, and certain other miscellaneous expenses.

Fortitude Life Insurance & Annuity Company

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

Fair Value Option Election

As discussed in Note 2, we have elected to adopt the fair value option for several of our financial assets and liabilities. With respect to our insurance contracts, as a result of this election, we do not separately disclose on our consolidated balance sheets, or provide any associated disclosures, regarding liabilities for future policyholder benefits, market risk benefits, or deferred acquisition costs as required under ASC 944. See Note 14 for certain disclosures regarding our separate account assets and liabilities.

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

	December 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$479	$—	$—	$479
Obligations of U.S. states and their political subdivisions	—	112	—	—	112
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,775	—	—	2,775
U.S. corporate private securities	—	148	272	—	420
Foreign corporate public securities	—	270	—	—	270
Foreign corporate private securities	—	29	68	—	97
Asset-backed securities (2)	—	618	81	—	699
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	119	3	—	122
Total fixed maturity securities	—	4,585	424	—	5,009
Mortgage loans (3)	—	—	364	—	364
Short-term investments	—	8	—	—	8
Cash and cash equivalents	563	—	—	—	563
Other invested assets - derivatives	36	940	—	(649)	327
Deposit asset	—	—	364	—	364
Reinsurance recoverables	—	—	163	—	163
Subtotal excluding separate account assets	599	5,533	1,315	(649)	6,798
Separate account assets	—	22,857	—	—	22,857
Total assets	$599	$28,390	$1,315	$(649)	$29,655
Liabilities
Insurance liabilities	$—	$—	$4,380	$—	$4,380
Other liabilities - derivatives	9	1,112	—	(1,035)	86
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	22,857	—	—	22,857
Total liabilities	$9	$23,969	$4,525	$(1,035)	$27,468
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $10 million.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. Also excluded from the above chart are beneficial interests held through private equity funds that are classified as fixed maturity securities, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2024, the fair values of these private equity funds and beneficial interests were $27 million and $13 million, respectively.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Retained Business:

	December 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$402	$—	$—	$402
Obligations of U.S. states and their political subdivisions	—	112	—	—	112
U.S. corporate public securities	—	1,969	—	—	1,969
U.S. corporate private securities	—	—	271	—	271
Foreign corporate public securities	—	107	—	—	107
Foreign corporate private securities	—	—	64	—	64
Asset-backed securities (2)	—	568	70	—	638
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	8	3	—	11
Total fixed maturity securities	—	3,200	408	—	3,608
Mortgage loans (3)	—	—	364	—	364
Cash and cash equivalents	498	—	—	—	498
Other invested assets - derivatives	36	593	—	(615)	14
Subtotal excluding separate account assets	534	3,793	772	(615)	4,484
Separate account assets	—	20,842	—	—	20,842
Total assets	$534	$24,635	$772	$(615)	$25,326
Liabilities
Insurance liabilities	$—	$—	$2,196	$—	$2,196
Other liabilities - derivatives	9	1,078	—	(1,001)	86
Separate account liabilities	—	20,842	—	—	20,842
Total liabilities	$9	$21,920	$2,196	$(1,001)	$23,124

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $10 million.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. Also excluded from the above chart are beneficial interests held through private equity funds that are classified as fixed maturity securities, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2024, the fair values of these private equity funds and beneficial interests were $27 million and $13 million, respectively.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Ceded Business:

	December 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$77	$—	$—	$77
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	806	—	—	806
U.S. corporate private securities	—	148	1	—	149
Foreign corporate public securities	—	163	—	—	163
Foreign corporate private securities	—	29	4	—	33
Asset-backed securities (2)	—	50	11	—	61
Residential mortgage-backed securities	—	111	—	—	111
Total fixed maturity securities	—	1,385	16	—	1,401
Short-term investments	—	8	—	—	8
Cash and cash equivalents	65	—	—	—	65
Other invested assets - derivatives	—	347	—	(34)	313
Deposit asset	—	—	364	—	364
Reinsurance recoverables	—	—	163	—	163
Subtotal excluding separate account assets	65	1,740	543	(34)	2,314
Separate account assets	—	2,015	—	—	2,015
Total assets	$65	$3,755	$543	$(34)	$4,329
Liabilities
Insurance liabilities	$—	$—	$2,184	$—	$2,184
Other liabilities - derivatives	—	34	—	(34)	—
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	2,015	—	—	2,015
Total liabilities	$—	$2,049	$2,329	$(34)	$4,344

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Fortitude Life Insurance & Annuity Company

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$581	$—	$—	$581
Obligations of U.S. states and their political subdivisions	—	129	—	—	129
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,762	—	—	2,762
U.S. corporate private securities	—	146	245	—	391
Foreign corporate public securities	—	150	—	—	150
Foreign corporate private securities	—	31	57	—	88
Asset-backed securities (2)	—	706	246	—	952
Commercial mortgage-backed securities	—	12	—	—	12
Residential mortgage-backed securities	—	131	5	—	136
Total fixed maturity securities	$—	$4,649	$553	$—	$5,202
Mortgage loans (3)	—	—	437	—	437
Short-term investments	—	17	4	—	21
Cash and cash equivalents	940	—	—	—	940
Other invested assets - derivatives	—	811	—	(694)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	940	5,477	1,638	(694)	7,361
Separate account assets	—	23,870	—	—	23,870
Total assets	$940	$29,347	$1,638	$(694)	$31,231
Liabilities
Insurance liabilities	—	—	5,003	—	5,003
Other liabilities - derivatives	71	1,230	—	(1,207)	94
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	23,870	—	—	23,870
Total liabilities	$71	$25,100	$5,081	$(1,207)	$29,045

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2023, the aggregate unpaid principal of mortgage loans approximated fair value.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. Also excluded from the above chart are beneficial interests held through private equity funds that are classified as fixed maturity securities, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2023, the fair values of these private equity funds and beneficial interests were $24 million and $8 million, respectively.

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
(3)As of December 31, 2023, the aggregate unpaid principal of mortgage loans approximated fair value.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. Also excluded from the above chart are beneficial interests held through private equity funds that are classified as fixed maturity securities, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2023, the fair values of these private equity funds and beneficial interests were $24 million and $8 million, respectively.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Ceded Business:

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$75	$—	$—	$75
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	663	—	—	663
U.S. corporate private securities	—	146	1	—	147
Foreign corporate public securities	—	26	—	—	26
Foreign corporate private securities	—	31	1	—	32
Residential mortgage-backed securities	—	108	—	—	108
Total fixed maturity securities	$—	$1,050	$2	$—	$1,052
Short-term investments	—	17	4	—	21
Cash and cash equivalents	406	—	—	—	406
Other invested assets - derivatives (2)	—	173	—	(56)	117
Deposit asset	—	—	438	—	438
Reinsurance recoverables	—	—	206	—	206
Subtotal excluding separate account assets	406	1,240	650	(56)	2,240
Separate account assets	—	2,070	—	—	2,070
Total assets	$406	$3,310	$650	$(56)	$4,310
Liabilities
Insurance liabilities	—	—	2,168	—	2,168
Other liabilities - derivatives	—	56	—	(56)	—
Net modified coinsurance payable	—	—	78	—	78
Separate account liabilities	—	2,070	—	—	2,070
Total liabilities	$—	$2,126	$2,246	$(56)	$4,316

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.

Fortitude Life Insurance & Annuity Company

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value. We classify such securities within Level 2 of the fair value hierarchy. Market price data is generally obtained from dealer markets. We employ multiple independent third-party valuation service providers that gather, analyze, and interpret market information to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation service providers are reviewed and understood by management, through periodic discussion with and information provided by the independent third-party valuation service providers, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated, as needed, for new financial products.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market inputs from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and credit default swaps are determined using discounted cash flow models.

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

Mortgage loans – Fair value for mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on the asset manager’s internally developed methodology. Certain commercial mortgage loans are valued incorporating additional factors, including the terms of the loans and the principal exit strategies for the loans, prevailing interest rates and credit risk.

Fortitude Life Insurance & Annuity Company

Cash and cash equivalents – Cash and cash equivalents, including certain money market instruments, are primarily valued using unadjusted quoted prices in active markets that are accessible for identical assets.

Short-term investments - Fair values of short term investments are generally based on market observable inputs and are primarily classified as Level 2.

Separate account assets and liabilities – Separate account assets are comprised of mutual funds that contain various underlying investments such as fixed maturity securities, treasuries, and equity securities. These mutual funds generally transact regularly but do not typically trade in active markets because they are not publicly available, accordingly, fair values are based on transaction prices of identical fund shares. Separate account liabilities are recorded at the amount credited to the contractholder, which reflects the change in fair value of the corresponding separate account assets including contractholder deposits less withdrawals and fees.

Reinsurance recoverable – The reinsurance recoverable represents a recoverable that backs the insurance liabilities under the reinsurance agreement regarding the business reinsured to Prudential Insurance. The fair value of the reinsurance recoverable is measured in a consistent manner with the associated insurance liabilities, which are also recorded at fair value. Accordingly, the fair value of our reinsurance recoverable is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Modified coinsurance agreement receivables and payables – The modified coinsurance receivable represents the reserve credits for the insurance liabilities covered under the reinsurance agreements regarding our variable annuity base contracts, along with guaranteed benefits. The modified coinsurance receivable is measured in a consistent manner with the associated insurance liabilities, which are also recorded at fair value. Accordingly, the fair value of our modified coinsurance receivable is determined by the fair value calculation of our insurance liabilities. See our discussion of the fair value determination for insurance liabilities below. Similarly, the modified coinsurance payable primarily represents the fair value of the cession of assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is measured in a consistent manner with the fair value of the assets under the reinsurance agreement. See our discussion of the fair value determination for the respective assets within the modified coinsurance portfolio, which are included in our discussion of fair value herein.

Deposit asset – The deposit asset represents assets, held in trust by the reinsurer, that back the insurance liabilities under the reinsurance agreement regarding our fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our deposit asset is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Insurance liabilities, at fair value – Our insurance liabilities include guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These are optional riders that are added to the base variable annuity contract, which includes Mortality and Expense charges (M&E) and contract charges. Fair values are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, M&E charges, contract charges and the anticipated future reimbursement of certain asset management fees. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models are primarily unobservable and include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates.

Fortitude Life Insurance & Annuity Company

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present information about the significant unobservable inputs used for recurring fair value measurements regarding certain Level 3 assets and liabilities.

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$228	Discounted cash flow	Discount rate	4.96%	8.92%	6.78%	Decrease

Foreign corporate private securities	42	Discounted cash flow	Discount rate	4.80%	7.76%	6.07%	Decrease

Asset-backed securities	45	Discounted cash flow	Discount rate	6.68%	12.29%	8.33%	Decrease

Mortgage loans
Residential mortgage loans	286	Discounted cash flow	Discount rate	3.77%	9.94%	6.41%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	6.04%	7.32%	6.92%	Decrease
Total Mortgage loans	364

Ceded business
Foreign corporate private securities	4	Discounted cash flow	Discount rate	12.00%	20.00%	13.00%	Decrease
Deposit asset	364	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	163	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business (1)	$2,196	Discounted cash flow	Equity volatility curve	16%	26%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.46%	2.10%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Ceded business (1)	2,184	Discounted cash flow	Equity volatility curve	16%	26%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.50%	0.50%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Net modified coinsurance payable	145	Fair values are determined using the same unobservable inputs as insurance liabilities.
Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of December 31, 2024, fixed maturity securities of $93 million and $12 million were excluded from the Retained business and Ceded business, respectively, under this criteria.

Fortitude Life Insurance & Annuity Company

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$203	Discounted cash flow	Discount rate	5.19%	9.36%	6.93%	Decrease

Foreign corporate private securities	36	Discounted cash flow	Discount rate	4.65%	6.78%	5.72%	Decrease

Asset-backed securities	107	Discounted cash flow	Discount rate	6.37%	12.17%	7.96%	Decrease
	113	Trade price	Trade price	N/A	N/A	N/A	Increase
Total asset-backed securities	220

Mortgage loans
Residential mortgage loans	361	Level yield	Market yield	6.43%	11.61%	7.94%	Decrease
Commercial mortgage loans	76	Discounted cash flow	Discount rate	5.87%	7.15%	6.72%	Decrease
Total Mortgage loans	437

Ceded business
Deposit asset	438	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	206	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Retained business
Insurance liabilities (1)	$2,835	Discounted cash flow	Equity volatility curve	15%	25%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.00%	1.94%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease
Ceded business
Insurance liabilities (1)	$2,168	Discounted cash flow	Equity volatility curve	15%	25%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.00%	1.73%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Net modified coinsurance payable	78	Fair values are determined using the same unobservable inputs as insurance liabilities.

(1) See Note 7 - Insurance liabilities for further discussion regarding the unobservable inputs noted above.
(2) The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2024 and 2023, the minimum withdrawal rate assumption was 84% and 88% respectively and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of December 31, 2023, fixed maturity securities of $92 million and $6 million were excluded from the Retained business and Ceded business, respectively, under this criteria.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities, by reportable segment, and in the aggregate. In addition, the following tables include the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

Fortitude Life Insurance & Annuity Company

	Successor Company
	Year Ended December 31, 2024
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of year	Change in unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$—	$25	$(45)	$—	$(3)	$50	$—	$—	$271	$5
Foreign corporate private securities	56	1	—	—	—	—	7	—	—	64	1
Residential mortgage-backed securities	5	—	—	—	—	(2)	—	—	—	3	—
Asset-backed securities	246	1	41	(153)	—	(7)	(58)	—	—	70	1
Mortgage loans
Residential mortgage loans	361	11	26	—	—	(111)	(1)	—	—	286	11
Commercial mortgage loans	76	2	—	—	—	—	—	—	—	78	2
Ceded Business
U.S. corporate private securities	1	—	1	—	—	(1)	—	—	—	1	—
Asset-backed securities	—	—	28	—	—	(7)	—	—	(10)	11	—
Foreign corporate private securities	1	—	4	—	—	(4)	3	—	—	4	—
Short-term investments	4	—	6	—	—	(10)	—	—	—	—	—
Deposit asset	438	(71)	—	—	—	—	(3)	—	—	364	—
Reinsurance recoverables	206	(43)	—	—	—	—	—	—	—	163	—
Net modified coinsurance payable	(78)	(67)	—	—	—	—	—	—	—	(145)	—

Fortitude Life Insurance & Annuity Company

	Successor Company
	Year Ended December 31, 2023
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(2)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$146	$1	$72	$—	$—	$(1)	$—	$26	$—	$244	$1
Foreign corporate private securities	36	—	20	—	—	—	—	—	—	56	—
Residential mortgage-backed securities	—	—	5	—	—	—	—	—	—	5	—
Asset-backed securities	155	1	93	—	—	(3)	—	—	—	246	1
Mortgage loans
Residential mortgage loans	161	—	326	—	—	(126)	—	—	—	361	—
Commercial mortgage loans	35	(2)	43	—	—	—	—	—	—	76	(2)
Ceded Business
U.S. corporate private securities	—	—	1	—	—	—	—	—	—	1	—
Foreign corporate private securities	—	—	11	—	—	(10)	—	—	—	1	—
Short-term investments	—	—	4	—	—	—	—	—	—	4	—
Deposit asset	607	(12)	—	—	—	—	(157)	—	—	438	—
Reinsurance recoverables	235	(29)	—	—	—	—	—	—	—	206	—
Net modified coinsurance receivable (payable)	18	(96)	—	—	—	—	—	—	—	(78)	—

Fortitude Life Insurance & Annuity Company

	Predecessor Company
	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)		Change in Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Included in other comprehensive income (losses)	Realized investment gains (losses), net	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$—	$(12)	$—	$(12)
Other assets:
Other assets	(21)	—	(6)	—
Reinsurance recoverables	201	—	222	—
Liabilities:
Future policy benefits	715	—	686	—
Policyholders' account balances	124	—	89	—

(1)Realized investment gains on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

	Year Ended December 31, 2024
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of year
	(in millions)
Insurance liabilities
Retained Business	$2,835	$(864)	$511	$(450)	$164	$—	$2,196
Ceded Business	2,168	(269)	324	(48)	9	—	2,184
Total Insurance liabilities	$5,003	$(1,133)	$835	$(498)	$173	$—	$4,380

	Year Ended December 31, 2023
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of year
	(in millions)
Insurance liabilities
Retained Business	$2,941	$(1,347)	$817	$45	$384	$(5)	$2,835
Ceded Business	2,605	(982)	490	7	48	—	2,168
Total Insurance liabilities	$5,546	$(2,329)	$1,307	$52	$432	$(5)	$5,003

	Nine Months Ended December 31, 2022
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of year
	(in millions)
Insurance liabilities
Retained Business	$3,362	$(632)	$1,759	$(1,863)	$282	$33	$2,941
Ceded Business	10,249	(7,463)	177	(403)	33	12	2,605
Total Insurance liabilities	$13,611	$(8,095)	$1,936	$(2,266)	$315	$45	$5,546

Fortitude Life Insurance & Annuity Company

"Total realized and unrealized gains (losses)" related to our level 3 assets are included in earnings in Investment gains (losses). Activity within our level 3 liabilities is primarily recognized in earnings within Policyholder benefits and changes in fair value of insurance liabilities. However, the changes related to the Company's own-credit risk, included in "Change in fair value (discount rate)" above, is recorded in other comprehensive income (loss). Additionally, as noted in the following section, there are other components of the change in fair value that are recognized separately in the consolidated statements of operations.

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

	December 31
	2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(43)	$(43)	$—	$(29)	$(29)
Modified coinsurance receivable	—	87	87	—	(238)	(238)
Deposit asset	—	(74)	(74)	—	(169)	(169)
Liabilities:
Insurance liabilities	$(639)	$16	$(623)	$(106)	$(437)	$(543)

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

	December 31, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$58	$—	$58	$58
Other invested assets - Other	26	—	11	37	37
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,220	$—	$1,220	$1,200

Fortitude Life Insurance & Annuity Company

	December 31, 2023
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$60	$—	$60	$60
Other invested assets - Other	50	—	11	61	61
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$825	$—	$825	$967

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Accrued investment income - The Company believes that due to the short-term nature of these assets, the carrying value approximates fair value.

Other invested assets - Other - Includes policy loans and cash collateral pledged in excess of derivative liabilities. For policy loans, which are classified within Level 3, carrying value generally approximates fair value. For cash collateral pledged in excess of derivative liabilities, which is classified as Level 1, due to the short-term nature of these transactions, the carrying value approximates fair value.

Liabilities associated with secured borrowing arrangements - Fair values for liabilities associated with repurchase agreements that have a maturity date greater than one year are determined using discounted cash flow analyses and incorporate interest rates associated with the repurchase agreement. The carrying amount of liabilities associated with repurchase agreements that have a maturity date of one year or less approximates fair value due to the short-term nature of these transactions.

Fortitude Life Insurance & Annuity Company

5. INVESTMENTS

As discussed in Note 2, we have elected to apply the fair value option for FLIAC's entire portfolio of fixed maturity securities and mortgage loans. The impact of the election has resulted in the elimination of a significant portion of the required disclosures for available-for-sale securities and mortgage loans. Disclosures for historical periods under the Predecessor Company are retained at the end of this note under “Predecessor Company”.

See Note 4 for further discussion and disclosures of the fair values of these financial assets.

SUCCESSOR COMPANY

Other Invested Assets

The following table sets forth the composition of “Other invested assets”:

	December 31,
	2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$1	$1	$—	$4	$4
Real estate-related	—	3	3	—	5	5
Subtotal equity method	—	4	4	—	9	9
Fair value:
Private equity	27	—	27	24	—	24
Total LPs/LLCs	27	4	31	24	9	33
Derivative instruments	14	313	327	—	117	117
Other	37	—	37	61	—	61
Total other invested assets	$78	$317	$395	$85	$126	$211

Fortitude Life Insurance & Annuity Company

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

	December 31,
	2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$43	$12	$55	$48	$8	$56
Mortgage loans	1	—	1	3	—	3
Short-term investments and cash equivalents	2	—	2	—	1	1
Total accrued investment income	$46	$12	$58	$51	$9	$60

The aggregate fair value of mortgage loans that were 90 days or more past due and in non-accrual status was $3 million and $2 million as of December 31, 2024 and 2023, respectively. The aggregate unpaid principal balance for these loans approximated fair value as of both December 31, 2024 and 2023.

For the Successor Company, there were no write-downs on accrued investment income for the years ended December 31, 2024 and 2023 and the nine months ended December 31, 2022. For the Predecessor Company, there were no write-down on accrued investment income for the three months ended March 31, 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Year Ended December 31						Nine Months Ended December 31
	2024			2023			2022
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$238	$56	$294	$221	$51	$272	$123	$94	$217
Equity securities	—	—	—	—	5	5	—	3	3
Secured receivable	—	—	—	—	—	—	—	18	18
Mortgage loans	29	—	29	23	—	23	2	—	2
Other invested assets	6	(1)	5	27	2	29	2	7	9
Short-term investments and cash equivalents	31	7	38	22	20	42	—	10	10
Gross investment income	$304	$62	$366	$293	$78	$371	$127	$132	$259
Less: investment expenses (1)	(74)	—	(74)	(53)	(3)	(56)	(2)	(2)	(4)
Net investment income	$230	$62	$292	$240	$75	$315	$125	$130	$255

(1) For the years ended December 31, 2024 and 2023, investment expenses within the Retained Business includes $68 million and $33 million of expense related to liabilities associated with repurchase agreements. There were no significant expenses incurred related to liabilities associated with repurchase agreements for the nine months ended December 31, 2022.

The activity included in the above charts include interest income on investments for which we have elected the fair value option, where applicable.

Fortitude Life Insurance & Annuity Company

Investment Gains (Losses), Net

The following table sets forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Year Ended December 31, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(177)	$—	$(177)	$1	$—	$1	$(176)	$—	$(176)
Mortgage loans	11	—	11	—	—	—	11	—	11
Derivatives	—	(742)	(742)	—	219	219	—	(523)	(523)
Total	$(166)	$(742)	$(908)	$1	$219	$220	$(165)	$(523)	$(688)

	Year Ended December 31, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$160	$(35)	$125	$41	$(22)	$19	$201	$(57)	$144
Equity securities	—	—	—	5	—	5	5	—	5
Mortgage loans	2	—	2	—	—	—	2	—	2
Derivatives	—	(750)	(750)	—	289	289	—	(461)	(461)
Total	$162	$(785)	$(623)	$46	$267	$313	$208	$(518)	$(310)

	Nine Months Ended December 31, 2022
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(517)	$(123)	$(640)	$232	$(501)	$(269)	$(285)	$(624)	$(909)
Equity securities	—	—	—	(27)	—	(27)	(27)	—	(27)
Secured receivable	—	—	—	—	(59)	(59)	—	(59)	(59)
Derivatives	—	(221)	(221)	—	(691)	(691)	—	(912)	(912)
Total	$(517)	$(344)	$(861)	$205	$(1,251)	$(1,046)	$(312)	$(1,595)	$(1,907)

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

	December 31,
	2024				2023
	Up to 30 days	30-90 days	Greater than 90 days	Total	Up to 30 days	30-90 days	Greater than 90 days	Total

U.S. corporate public securities	$203	$495	$502	$1,200	$356	$108	$503	$967

The market value of the securities pledged as collateral under the repurchase agreements was $1,224 million and $999 million as of December 31, 2024 and 2023, respectively.

Fortitude Life Insurance & Annuity Company

During the years ended December 31, 2024 and 2023, the Company returned (received) a net $62 million and $(52) million, respectively, of collateral, on a non-cash basis, related to liabilities associated with repurchase agreements. The collateral, in both years, was comprised of fixed maturity securities and short-term investments and were all contained within the Retained Business segment. There were no non-cash transactions related to liabilities associated with repurchase agreements during the nine months ended December 31, 2022.

Securities Lending Transactions

There were no outstanding securities lending agreements as of December 31, 2024 and 2023, respectively.

PREDECESSOR COMPANY

The following table sets forth the sources of proceeds and the associated investment gains (losses) and losses on write-downs related to available-for-sale fixed maturity securities for the Predecessor Company:

Three Months Ended March 31, 2022
(in millions)
Fixed maturity securities, available-for-sale:
Proceeds from sales (1)	$294
Proceeds from maturities/prepayments	108
Gross investment losses on sales and maturities	(21)

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $20 million for the three months ended March 31, 2022.

Allowance for Credit Losses

There was no change in the allowance for credit losses for fixed maturity securities, available-for-sale, during the three months ended March 31, 2022.

The allowance for credit losses for mortgage and other loans declined by $1 million during the three months ended March 31, 2022. The decrease in the period related to the improving credit environment.

Net Investment Income

The following table sets forth “Net investment income” by investment type for the periods indicated:

Three Months Ended March 31, 2022
(in millions)
Fixed maturity securities (1)	$61
Equity securities	1
Commercial mortgage and other loans	11
Other invested assets	29
Short-term investments and cash equivalents	1
Gross investment income	103
Less: investment expenses	(4)
Net investment income	$99

(1)Includes fixed maturity securities classified as available-for-sale and trading by the Predecessor Company.

Fortitude Life Insurance & Annuity Company

Investment Gains, Net

The following table sets forth “Investment gains, net” by investment type for the periods indicated:

Three Months Ended March 31, 2022
(in millions)
Fixed maturity securities (1)	$(21)
Derivatives	502
Investment gains, net	$481

(1)Includes fixed maturity securities classified by the Predecessor Company as available-for-sale and excludes fixed maturity securities classified by the Predecessor Company as trading.

6.    DERIVATIVES, HEDGING, AND OFFSETTING

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

Fortitude Life Insurance & Annuity Company

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

	December 31, 2024			December 31, 2023
	Gross Notional Values/Units	Gross Fair Value		Gross Notional Values/Units	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
Primary Underlying Risk/Instrument Type	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$40,347	$384	$(822)	$31,096	$580	$(923)
Interest Rate Options	215	—	(22)	215	10	(15)
Currency/Interest Rate
Foreign Currency Swaps	46	3	—	102	5	—
Equity
Equity Futures	(799)	36	(9)	(2,025)	—	(71)
Total Return Swaps	1,079	89	(67)	1,079	—	(143)
Equity Options	3,460	117	(167)	4,046	43	(94)
Total Derivatives, Retained Business	44,348	629	(1,087)	34,513	638	(1,246)

Ceded Business
Interest Rate
Interest Rate Swaps	285	15	(7)	605	22	(12)
Currency/Interest Rate
Foreign Currency Swaps	33	4	—	37	3	—
Equity
Total Return Swaps	250	1	—	281	—	—
Equity Options	2,468	327	(27)	2,847	148	(44)
Total Derivatives, Ceded Business	3,036	347	(34)	3,770	173	(56)
Total Derivatives (1)	$47,384	$976	$(1,121)	$38,283	$811	$(1,302)
(1) Recorded in “Other invested assets” and “Other liabilities” in the Consolidated Statements of Financial Position

Fortitude Life Insurance & Annuity Company

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments and liabilities associated with repurchase agreements, that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$629	$(491)	$(124)	$14	$—	$14
Ceded Business	347	(34)	—	313	—	313
Total	$976	$(525)	$(124)	$327	$—	$327
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,087	$(491)	$(510)	$86	$(86)	$—
Ceded Business	34	(34)	—	—	—	—
Total Derivatives	$1,121	$(525)	$(510)	$86	$(86)	$—
Repurchase agreements	$1,200	$—	$—	$1,200	$(1,200)	$—

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$638	$(638)	$—	$—	$—	$—
Ceded Business	173	(56)	—	117	—	117
Total	$811	$(694)	$—	$117	$—	$117
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,246	$(638)	$(514)	$94	$(94)	$—
Ceded Business	56	(56)	—	—	—	—
Total	$1,302	$(694)	$(514)	$94	$(94)	$—
Repurchase agreements	$967	$—	$—	$967	$(967)	$—

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

Fortitude Life Insurance & Annuity Company

For repurchase agreements, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. See Note 2 for additional information on the Company’s accounting policy for repurchase agreements.

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

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Successor Company
	Year Ended December 31						Nine Months Ended December 31
	2024			2023			2022
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(169)	$—	$(169)	$(91)	$—	$(91)	$(739)	$—	$(739)
Currency/Interest Rate	—	9	9	—	(5)	(5)	—	9	9
Credit	3	—	3	5	—	5	5	—	5
Equity	(576)	—	(576)	(664)	—	(664)	513	—	513
Subtotal	(742)	9	(733)	(750)	(5)	(755)	(221)	9	(212)
Ceded Business
Interest Rate	3	—	3	67	—	67	(58)	—	(58)
Currency	—	—	—	—	—	—	—	2	2
Currency/Interest Rate	2	—	2	(2)	—	(2)	(22)	90	68
Credit	—	—	—	3	—	3	—	—	—
Equity	214	—	214	221	—	221	(611)	—	(611)
Subtotal	219	—	219	289	—	289	(691)	92	(599)
Total	$(523)	$9	$(514)	$(461)	$(5)	$(466)	$(912)	$101	$(811)

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

Fortitude Life Insurance & Annuity Company

7.  INSURANCE LIABILITIES

Our Retained Business insurance liabilities are primarily comprised of variable annuity contracts that include guaranteed benefits, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). Also included in the Retained Business are smaller blocks of variable universal life and fixed payout annuity products.

Our Ceded Business insurance liabilities are primarily comprised of registered index-linked annuities and fixed annuities, which includes both fixed indexed and fixed deferred annuities, and certain other variable annuities.

The remainder of our insurance liabilities are comprised of individual annuities and supplementary contracts with life contingencies.

The following represents the major components of our insurance liabilities, by segment:

	December 31,
	2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Insurance Liabilities
Variable annuity contracts with guaranteed benefits	$1,913	$177	$2,090	$2,556	$232	$2,788
Registered index-linked and Fixed annuity contracts	—	1,977	1,977	—	1,907	1,907
Other insurance contracts	283	30	313	279	29	308
Total Insurance Liabilities	$2,196	$2,184	$4,380	$2,835	$2,168	$5,003

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

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees.

Fortitude Life Insurance & Annuity Company

Fair Value Estimations of Insurance Liabilities

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

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Further information regarding these assumptions are below. See also Note 4 for further quantitative information regarding these assumptions.

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

There was no significant novation activity during 2024 and we do not expect significant future novation activity under the program. Since the acquisition of the Company in April 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

Fortitude Life Insurance & Annuity Company

Reinsurance amounts included in the consolidated statements of operations and comprehensive income (loss) for the Successor Company were as follows:

	Year Ended December 31		Nine Months Ended December 31
	2024	2023	2022
	(in millions)
Premiums:
Direct	$38	$31	$22
Ceded	(3)	(4)	(3)
Net premiums	$35	$27	$19
Policy charges and fee income:
Direct	$490	$495	$398
Ceded	(38)	(39)	(33)
Net policy charges and fee income	$452	$456	$365
Asset management and service fees
Direct	$93	$91	$71
Ceded	—	—	—
Net asset management and service fees	$93	$91	$71
Policyholders benefits and changes in fair value of insurance liabilities
Direct	$364	$343	$247
Ceded	(94)	(58)	(62)
Net policyholders benefits	$270	$285	$185
Changes in fair value of insurance liabilities	(353)	55	(1,195)
Net policyholders benefits and changes in fair value of insurance liabilities	$(83)	$340	$(1,010)

Fortitude Life Insurance & Annuity Company

Reinsurance amounts included in the consolidated statements of financial position are as follows:

	December 31, 2024
	Registered Index-linked Annuities	New York Variable Annuities	Fixed Annuities (1)	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,682	$45	$—	$—	$1,727
Cash and cash equivalents	65	—	—	—	65
Accrued investment income	12	—	—	—	12
Reinsurance recoverables	—	133	—	30	163
Deposit asset	—	—	364	—	364
Other assets	—	—	—	—	—
Separate account assets	35	1,980	—	—	2,015
TOTAL ASSETS	$1,794	$2,158	$364	$30	$4,346

LIABILITIES
Insurance liabilities	$1,613	$177	$364	$30	$2,184
Other liabilities	2	—	—	—	2
Net modified coinsurance payable	144	1	—	—	145
Separate account liabilities	35	1,980	—	—	2,015
TOTAL LIABILITIES	$1,794	$2,158	$364	$30	$4,346

	December 31, 2023
	Registered Index-linked Annuities	New York Variable Annuities	Fixed Annuities (1)	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,140	$59	$—	$—	$1,199
Cash and cash equivalents	406	—	—	—	406
Accrued investment income	9	—	—	—	9
Reinsurance recoverables		176	—	30	206
Net modified coinsurance receivable	—	—	—	—	—
Deposit asset	—	—	438	—	438
Separate account assets	29	2,041	—	—	2,070
TOTAL ASSETS	$1,584	$2,276	$438	$30	$4,328

LIABILITIES
Insurance liabilities	$1,468	$232	$438	$30	$2,168
Other liabilities	12	—	—	—	12
Net modified coinsurance payable	75	3	—	—	78
Separate account liabilities	29	2,041	—	—	2,070
TOTAL LIABILITIES	$1,584	$2,276	$438	$30	$4,328
(1) Includes fixed-indexed and fixed-deferred annuities.

Included in the registered index-linked annuities and the New York variable annuities products is a modified coinsurance payable of $1,757 million and $1,603 million as of December 31, 2024 and 2023, respectively, which is equal to the assets held in the modified coinsurance portfolio and is included in the net modified coinsurance receivable/payable.

Fortitude Life Insurance & Annuity Company

PREDECESSOR COMPANY

Reinsurance amounts, included in the consolidated statements of operations and comprehensive income (loss) for the Predecessor Company, were as follows:

Three Months Ended March 31
2022
(in millions)
Premiums:
Direct	$9
Assumed	—
Ceded	(1)
Net premiums	8
Policy charges and fee income:
Direct	102
Assumed	—
Ceded	(5)
Net policy charges and fee income	97
Asset management and service fees:
Direct	22
Assumed	—
Ceded	(2)
Net asset management and service fees	20
Realized investment gains (losses), net:
Direct	312
Assumed	—
Ceded	169
Realized investment gains (losses), net	481
Policyholders' benefits (including change in reserves):
Direct	31
Assumed	—
Ceded	(5)
Net policyholders' benefits (including change in reserves)	26
Interest credited to policyholders’ account balances:
Direct	91
Assumed	—
Ceded	(6)
Net interest credited to policyholders’ account balances	85
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41)
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

Fortitude Life Insurance & Annuity Company

Tax Law Changes

On August 16, 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The Company is below the $1 billion threshold and is not subject to the CAMT rules for the year ended December 31, 2024, and is not expected to be subject to the provisions in future years.

Effective Tax Rate

The following schedule discloses significant components of Income tax expense (benefit):

	Year Ended December 31,		Nine Months Ended December 31
	2024	2023	2022
	(in millions)
Current tax expense (benefit):
U.S. federal	$5	$(14)	$18
State and local	1	—	—
Total	$6	$(14)	$18

Deferred tax expense (benefit):
U.S. federal	26	8	(52)
Income tax expense (benefit)	$32	$(6)	$(34)

Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	4	(47)	29
Total income tax expense (benefit)	$36	$(53)	$(5)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,		Nine Months Ended December 31
	2024	2023	2022
	(in millions)
Expected federal income tax expense (benefit)	$22	$(2)	$(67)
Change in valuation allowance	14	(1)	37
Goodwill impairment	—	20	—
Non-taxable investment income (1)	(8)	(7)	(5)
Transfer pricing adjustment	(2)	(6)	—
State income taxes	1	—	—
Foreign taxes	—	(3)	—
Prior year true-up	3	(6)	—
Other	2	(1)	1
Reported income tax expense (benefit)	$32	$(6)	$(34)
Effective tax rate	31.0%	63.9%	10.7%
(1) - Primarily related to the impact of non-taxable investment income associated with the Dividends Received Deduction (“DRD”)

Fortitude Life Insurance & Annuity Company

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Net operating loss	$107	$87
Investments	87	63
Intangibles	54	59
Capital loss carryforwards	35	32
Change in insurance liabilities - OCR component	13	17
Other	2	1
Total deferred tax assets	298	259

Deferred tax liabilities:
Insurance reserves	(189)	(134)

Net deferred tax asset before valuation allowance	$109	$125
Valuation allowance	(50)	(36)
Net deferred tax asset	$59	$89
Current income tax receivable	17	10
Income taxes (1)	$76	$99

(1) - Income taxes as presented under “Assets” on the consolidated statements of financial position.

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

As of December 31, 2024 and 2023, the Company held a valuation allowance of $50 million and $36 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The increase in the valuation allowance is primarily due to the unrealized losses on certain of our fixed maturity securities that we no longer intend to hold to recovery.

Fortitude Life Insurance & Annuity Company

Loss Carryforwards

The Company has capital loss carryforwards of $166 million as of December 31, 2024. Capital losses are being carried forward for five years and utilized against any future capital gains generated during that period. The capital loss carryforwards begin to expire in 2027.

The Company has net operating loss carryforwards of $507 million as of December 31, 2024. The net operating loss will be carried forward indefinitely.

Tax Audits and Unrecognized Tax Benefits

The Company filed tax returns for the period beginning the day after the acquisition through December 31, 2023. Pursuant to the acquisition agreement, any tax examinations and resulting tax liability for the Predecessor Company will be the sole responsibility of PAI.

We periodically evaluate uncertain tax positions to determine whether the tax positions are more likely than not to be realized as a tax benefit or expense in the current year. We also recognize interest and penalties related to uncertain tax benefits in U.S. Federal income tax expense. As of December 31, 2024 and 2023, there were no uncertain tax positions and no accruals for interest and penalties. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PREDECESSOR COMPANY

With respect to the three months ended March 31, 2022, the Predecessor Company used a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Predecessor Company's income tax provision amounted to an income tax expense of $77 million or 17.8 percent of income from operations before income tax, for three months ended March 31, 2022, respectively. The effective tax rate differed from the U.S. statutory tax rate of 21 percent primarily due to non-taxable investment income and tax credits.

10.    EQUITY

SUCCESSOR COMPANY

Dividends to Parent

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In April 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH in the second quarter of 2024.

During the third quarter of 2024, a $150 million extraordinary dividend was approved by the Company's board of directors, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In October 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH in the fourth quarter of 2024.

Distribution to Parent

During 2023, the Company made a $45 million distribution to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital".

Fortitude Life Insurance & Annuity Company

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the consolidated statements of operation and comprehensive income (loss).

As discussed in Note 1, we have elected to apply push-down accounting to the Successor Company at the acquisition date, April 1, 2022. As part of this election, accumulated unrealized gains and losses that were previously recorded in AOCI were reset to zero at the acquisition date. As also discussed in Note 1, we have elected to apply the fair value option on our entire portfolio of fixed maturity securities. As a result, all unrealized gains and losses related to our fixed maturity securities are recorded through earnings rather than AOCI. As discussed in Note 6, we have de-designated the hedging relationship for all of our derivative instruments. Accordingly, all changes in our derivative instruments are recorded through earnings.

As a result of the changes regarding the election of the fair value option noted above, AOCI is comprised entirely of changes in own-credit risk related to insurance liabilities for the Successor Company. See the consolidated statements of equity for additional information regarding this activity.

PREDECESSOR COMPANY

Dividends to Parent

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
(1)Includes cash flow hedges of $29 million as of three months ended March 31, 2022

Fortitude Life Insurance & Annuity Company

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31
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
(2)“Other costs” primarily includes reinsurance recoverables, DSI and VOBA.
(3)“Other liabilities” primarily includes reinsurance payables and deferred reinsurance gains.

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

Expense Charges and Allocations

A portion of the Successor Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the year ended December 31, 2024, 2023 and the nine months ended December 31, 2022, FLIAC was allocated $42 million, $30 million, and $23 million, respectively, of costs for these services.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund, has an equity investment in its parent, FGH. As of December 31, 2024, Carlyle’s investment percentage in FGH was 38.5%. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle. During the nine months ended December 31, 2022, FLIAC incurred $10 million of costs from this Carlyle affiliate for services provided to the Successor Company in connection with FGH's purchase of the Company from Prudential Financial.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management and were $2 million and $5 million for the years ended December 31, 2024 and 2023, respectively, and de minimis for the nine months ended December 31, 2022. These fees are recorded within net investment income in the consolidated statements of operations.

As of December 31, 2024 and 2023, assets under management by Carlyle affiliates had a market value of $490 million and $529 million, respectively, and were comprised primarily of private credit fixed income securities. FLIAC recognized $42 million and $29 million of investment income related to these assets under management during the years ended December 31, 2024 and 2023, respectively. During the nine months ended December 31, 2022, FLIAC recognized $9 million of investment income related to these assets under management.

In connection with the investment management agreements, as of December 31, 2024 FLIAC has unfunded commitments of $44 million to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Fortitude Life Insurance & Annuity Company

Affiliated Asset Transfers

The Successor Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within Investment gains (losses), net. The table below shows affiliated asset trades for the year ended December 31, 2024 and 2023 and nine months ended December 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Reinsurance Company Ltd.	December 2024	Sale	Fixed Maturity Securities	$197	$202	$(5)
Fortitude Reinsurance Company Ltd.	December 2024	Sale	Derivatives	10	5	5
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	26	26	—
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	47	47	—
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	24	14	10
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	135	135	—
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	56	56	—
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	37	33	4
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	12	12	—
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	7	7	—

We identified an immaterial error regarding the inclusion of $141 million of transactions during the nine months ended December 31, 2022 that were determined to not be affiliated asset transfers. These 2022 transactions were incorrectly included in the above table within our Form 10-K for both 2023 and 2022. We have revised this disclosure by removing these transactions from the above table.

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

The Predecessor Company was charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Predecessor Company’s share of corporate expenses was $9 million for the three months ended March 31, 2022.

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

Fortitude Life Insurance & Annuity Company

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

Affiliated Asset Transfers

The Predecessor Company participated in affiliated asset trades with former parent and sister companies. Book and market value differences for trades with a parent and sister were recognized within investment gains (losses), net. The table below shows affiliated asset trades for the three months ended March 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Pruco Life	January 2022	Sale	Fixed Maturity Securities	$4	$5	$(1)
Prudential Financial	January 2022	Sale	Commercial Mortgage Loan	29	30	(1)
Pruco Life	January 2022	Sale	Derivatives	—	—	—
Pruco Life	February 2022	Sale	Fixed Maturity Securities	129	138	(9)
Prudential Financial	March 2022	Sale	Fixed Maturity Securities	33	33	—
Contributed Capital and Dividends

In March 2022, the Predecessor Company had a return of capital in the amount of $306 million to PAI.

12.    STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance and Financial Institutions (“Arizona DIFI”). Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain other assets on a different basis.

The Arizona DIFI approved a permitted accounting practice allowing the Company to admit the assets subject to certain long-term repurchase agreements with maturity dates greater than 365 days. This permitted practice has been granted through the year ending December 31, 2025, renewable annually thereafter, subject to certain conditions that have been met, and will continue to need to be met, by the Company for the duration of the permitted practice. See further below for additional information regarding the financial statement impacts of the permitted practice.

Statutory Net Income and Capital and Surplus

Statutory net income (loss) of the Company amounted to $28 million, $383 million and $(58) million for the years ended December 31, 2024, 2023, and 2022, respectively. Statutory capital and surplus of the Company amounted to $454 million and $750 million at December 31, 2024 and 2023, respectively.

Fortitude Life Insurance & Annuity Company

If the above-mentioned permitted practice was not granted by the Arizona DIFI, the Company’s capital and surplus as of December 31, 2024 and 2023 would have decreased by $502 million and $566 million, respectively. In addition, the impact to the Company’s risk-based capital ratio would have triggered a regulatory event. The permitted practice had no impact on the Company’s statutory net income.

Dividend Considerations

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus, as of December 31 of the preceding year, or the net gain from operations of the preceding calendar year. See Note 10 for further information regarding dividend activity.

Deposits

As of both December 31, 2024 and 2023 there were fixed maturity securities of $7 million on deposit with governmental authorities or trustees as required by certain insurance laws.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of December 31, 2024 and 2023, the Company had commitments totaling $224 million and $330 million, respectively, to purchase investments related to private fixed maturity securities and alternative investments. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 11 for further information regarding certain commitments to related parties.

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

Fortitude Life Insurance & Annuity Company

punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2024, the aggregate range of reasonably possible losses in excess of recoveries from unaffiliated indemnitors regarding litigation and regulatory matters, for which such an estimate currently can be made, is not considered to be material and no accrual has been made regarding such matters. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Fortitude Life Insurance & Annuity Company

14.    SEPARATE ACCOUNTS

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts is as follows:

	December 31,
	2024			2023
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Mutual funds:
Equity	$14,256	$1,378	$15,634	$14,704	$1,396	$16,100
Fixed income	6,497	628	7,125	6,997	665	7,662
Other	89	9	98	99	9	108
Total mutual funds	$20,842	$2,015	$22,857	$21,800	$2,070	$23,870

Separate Account Liabilities

The balances of and changes in separate account liabilities, at fair value, are as follows:

	Year Ended December 31,
	2024			2023
	(in millions)
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
Balance, beginning of year	$21,800	$2,070	$23,870	$21,558	$2,043	$23,601
Deposits	37	4	41	29	6	35
Investment performance	2,258	216	2,474	3,012	275	3,287
Policy charges	(450)	(36)	(486)	(455)	(36)	(491)
Surrenders and withdrawals	(2,818)	(264)	(3,082)	(2,363)	(241)	(2,604)
Benefit payments	(45)	(3)	(48)	(36)	(2)	(38)
Net transfers from general account	60	28	88	53	25	78
Other	—	—	—	2	—	2
Balance, end of year	$20,842	$2,015	$22,857	$21,800	$2,070	$23,870

Cash surrender value	$20,830	$2,013	$22,843	$21,775	$2,067	$23,842

Fortitude Life Insurance & Annuity Company

15.    CREDIT AND LIQUIDITY AGREEMENTS

Letter of Credit Facility

In the fourth quarter of 2024, the Company entered into a standby letter of credit facility with an unaffiliated investment bank, allowing borrowings of up to $100 million until its expiration in December 2027. The facility includes customary representations and warranties, covenants, and events of default. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (CAL) Risk-based Capital (RBC) ratio of 250% to maintain the agreement. As of December 31, 2024, no amounts have been borrowed under the credit facility.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH and its affiliates that allows the Successor Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates. During the years ended December 31, 2024 and 2023, the Company borrowed a cumulative total of $80 million and $434 million, respectively, from FGH under the agreement, all of which was repaid in full during the respective years, plus interest.

In November 2023, the Successor Company loaned $150 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2023.

During the nine months ended December 31, 2022, the Company borrowed against the agreement on two separate transactions, each of which was for $75 million. Both transactions were repaid in full, plus interest.

Fortitude Life Insurance & Annuity Company

16.    DAC, VOBA, AND DSI - PREDECESSOR COMPANY

As discussed in Note 1, the Successor Company has elected to apply push-down accounting as of April 1, 2022, which resulted in the write-off of DAC, VOBA, and DSI. Accordingly, there is no outstanding DAC, VOBA, or DSI balance at either December 31, 2024 and 2023 and there was no corresponding activity subsequent to April 1, 2022. The following disclosures pertain only to the Predecessor Company.

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

Fortitude Life Insurance & Annuity Company

DAC

The balances of and changes in DAC are disclosed below:

Three Months Ended March 31
2022
(in millions)
Balance, beginning of period	$567
Amortization - Impact of assumption and experience unlocking and true-ups	(69)
Amortization - All other	(35)
Change due to unrealized investment gains and losses	6
Balance, end of period	$469

VOBA

The balances of and changes in VOBA are disclosed below:

Three Months Ended March 31
2022
(in millions)
Balance, beginning of period	$28
Amortization - Impact of assumption and experience unlocking and true-ups	(2)
Amortization - All other	(2)
Change due to unrealized investment gains and losses	1
Balance, end of period	$25

As noted above, due to the write-off of VOBA resulting from our election to apply push-down accounting, there is no future estimated VOBA amortization.

DSI

The balances of and changes in DSI are disclosed below:

Three Months Ended March 31
2022
(in millions)
Balance, beginning of period	$295
Amortization - Impact of assumption and experience unlocking and true-ups	(37)
Amortization - All other	(17)
Change in unrealized investment gains and losses	3
Balance, end of period	$244

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 15d-15(e), as of December 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Biographical information for each of FLIAC’s directors and executive officers is set forth below:

Directors

Ciara A. Burnham, 58, Director. Ciara A. Burnham has served as a Director of FLIAC since April 1, 2022 and serves on the Audit Committee. Ms. Burnham also serves as a Director of Fortitude Re. In addition to her role as a Director of FLIAC, Ms. Burnham is a financial services executive, board director and investor with three decades of experience across the industry. Ms. Burnham serves on the boards of several financial services and fintech companies, and also works with non-profit organizations focused on ESG, social impact and education. Ms. Burnham spent two decades as a Senior Managing Director with Evercore, the global investment bank, where she worked across both the investment banking and investment management businesses. Ms. Burnham joined Evercore shortly after its inception and played a significant leadership role in the build-out of the firm’s presence on a global basis. She has worked with early stage fintech companies as a senior advisor and partner with QED, a leading venture capital firm. Earlier in her career, Ms. Burnham was an equity research analyst with Sanford Bernstein and a consultant with McKinsey. Ms. Burnham received an A.B. cum laude from Princeton University and an M.B.A. with honors from Columbia Business School. She serves as Chair of the Board of Trustees for EDC, a leading non-profit working globally in education, healthcare and economic opportunity. Ms. Burnham is a member of the Advisory Boards of the Tamer Center for Social Enterprise and the Program for Financial Studies at Columbia Business School. We believe Ms. Burnham is a valuable member of our board because of her experience in the financial services industry and her work with non-profit organizations focused on ESG, social impact and education.

Douglas A. French, 65, Director. Douglas A. French has served as a Director of FLIAC since April 1, 2022. Mr. French serves on the Nominating and Compensation Committee. Mr. French also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. French is the recent Managing Principal of the Insurance and Actuarial Advisory Services practice of Ernst & Young LLP’s Financial Services Organization. Mr. French has spent more than 35 years in actuarial consulting. Before joining Ernst & Young LLP in 1999, he was a principal and global practice director of a major actuarial consulting firm. As a senior consultant, Mr. French has drawn on his global experiences to assist life, health and property/casualty clients in mergers and acquisitions, strategic planning, enterprise risk and capital management, financial reporting and management, financial projections and modeling and distribution economics and effectiveness. Throughout his career, he has not only maintained his technical actuarial skills, but has also strived to understand the broader strategic implications and drivers for the insurance industry and its participants. His deep understanding of the industry allows him to translate concepts and business models into active strategies and tactics for his clients. Mr. French is a frequent speaker at industry seminars and author in industry publications. He is also a former Corporate Advisory Council member of the International Association of Black Actuaries, a College of Natural Sciences Advisory Council participant at the University of Texas at Austin and an Emeritus Trustee of The Actuarial Foundation. In 2018, Mr. French received the Society of Actuaries Distinguished Service Award for significant contributions to the actuarial profession. Mr. French holds a B.S. in Mathematics from the University of Texas at Austin. We believe Mr. French is a valuable member of our board because of his robust experience in actuarial consulting.

Richard Patching, 72, Director. Richard Patching has served as a Director of FLIAC since April 1, 2022. Mr. Patching serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Patching also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Patching is a Chartered Accountant and member of both the Bermuda and England & Wales Institutes. For almost 25 years Mr. Patching was a partner with PricewaterhouseCoopers (PwC) providing audit and advisory services to Bermuda’s insurance and reinsurance industry, including several of its largest companies. In addition to conducting audits of statutory and regulatory filings, Mr. Patching led a wide range of assignments focused on, among other things, analyzing enterprise risk and providing internal audit services to a number of insurance entities. Mr. Patching was also appointed Territory Assurance Leader and subsequently acted as Managing Partner of the firm. For several years, he represented the Bermuda firm as a member of PwC’s Global Insurance Leadership Team. Mr. Patching retired from PwC Bermuda in June 2014. He resides in Bermuda. We believe Mr. Patching is a valuable member of our board because of his experience working closely with companies in Bermuda’s insurance and reinsurance industry.

Brian T. Schreiber, 59, Director. Brian T. Schreiber has served as a Director of FLIAC since April 1, 2022. Mr. Schreiber also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Schreiber is a Managing Director and Head of Carlyle Insurance Solutions, a business unit at Carlyle. Prior to joining Carlyle, Mr. Schreiber spent 20 years at AIG in a variety of senior executive roles, including: Chief Strategy Officer, Deputy Chief Investment Officer, and Global Treasurer, and was a member of AIG’s Operating Committee, Group Risk Committee and Investment Committee. He served as a board member of United Guaranty, AIG’s mortgage insurance subsidiary, and Varagon Capital, AIG’s middle market direct lending joint venture. Mr. Schreiber was a key member of AIG’s executive leadership team that engineered and executed AIG’s successful restructuring and recapitalization. He led AIG’s divestiture, hedging and capital markets activities coming out of the financial crisis, executing over 120 transactions in debt, equity and M&A and raising over $200 billion. Prior to the 2008 financial crisis, Mr. Schreiber was responsible for leading approximately $60 billion of acquisitions and strategic investments for AIG, including SunAmerica, American General and Edison Insurance Japan. Prior to AIG, Mr. Schreiber invested in financial services companies for the Bass Brothers, was an investment banker in Lehman Brothers’ Financial Institutions Group, and started his career as a research associate for Booz Allen Hamilton. Mr. Schreiber holds a B.S. from New York University’s Stern School of Business and an M.B.A. from Columbia Business School, and he is a member of the Council on Foreign Relations. We believe Mr. Schreiber is a valuable member of our board because of his experience as an executive at other companies in the insurance industry and his general knowledge of the financial services industry.

Samuel J. Weinhoff, 74, Director. Samuel J. Weinhoff has served as a Director of FLIAC since April 1, 2022. Mr. Weinhoff serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Weinhoff also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Weinhoff has been an independent consultant to the insurance industry since 2000. Mr. Weinhoff began his insurance career at the Home Insurance Company in 1976 as a corporate planning analyst. He rose to the head of the corporate planning, reporting and analysis department and later became an excess casualty treaty reinsurance underwriter. Mr. Weinhoff joined the investment department of the Reliance Insurance Company in 1980. While there, he had responsibility for investing in financial institution equities. Mr. Weinhoff joined Lehman Brothers in 1985, first as an equity research analyst covering the insurance industry and later as an Investment Banker focused on insurance. In 1997, he joined Schroders & Co. as head of their U.S. financial institutions effort. Mr. Weinhoff has served on the board of directors of Infinity Property Casualty, one of the largest U.S. Hispanic auto insurers. He became head of their Audit Committee in 2008 and Lead Director in 2015. Mr. Weinhoff joined the board of directors of Allied World in 2006, where he has served as Chair of the Compensation Committee and a member of the Risk, Audit, Investment and Executive Committee. Mr. Weinhoff holds a B.A. in Economics from the University of Illinois and an M.B.A. from the Wharton School. We believe Mr. Weinhoff is a valuable member of our board because of his prior board experience and general knowledge of the insurance and reinsurance industry.

Alon Neches, 48, President, Chief Executive Officer and Director. Mr. Neches has served as the President, CEO and a Director of FLIAC since September 30, 2022. Mr. Neches also serves as President, Chief Executive Officer and Director of FGH Parent, L.P. (together with its subsidiaries, “FGP”), a position he has held since September 29, 2022. Mr. Neches has more than 20 years of experience as an operator, investor and advisor in regulated industries. From 2020 until September 29, 2022, Mr. Neches was a Partner and Managing Director in Carlyle Insurance Solutions of The Carlyle Group, an affiliate of FLIAC. From 2011 to 2019, Mr. Neches held various senior executive roles at American International Group, Inc. (“AIG”), including

Global Treasurer and Head of Corporate Development, where he was involved in the creation of Fortitude Re. Before joining AIG, Mr. Neches was a Senior Restructuring Specialist Officer at the Federal Reserve Bank of New York, where he focused on managing the Federal Reserve’s investment in AIG. Mr. Neches holds a B.S. in Economics from Duke University and a J.D. from Harvard Law School.

Greta Hager, 44, Executive Vice President, Chief Financial Officer and Director. Ms. Hager has served as the Chief Financial Officer and a Director of FLIAC since August 2024. She also serves as the Chief Financial Officer of Fortitude Re, a position she has also held since August 2024. Prior to joining Fortitude Re, Ms. Hager spent more than 20 years in the financial services sector, with her most recent position as the Head of Financial Planning and Analysis at Mass Mutual, which she held from July 2019 until her departure to join Fortitude. Prior to that experience she served in various strategic leadership roles in both finance and accounting at AIG. Ms. Hager began her career at the public accounting firm Grant Thornton where she served as an audit professional as well as a leader within their National Professional Standards Group. Ms. Hager holds a B.S. in Business Administration from the University of Houston and was licensed as a Certified Public Accountant in Texas.

Executive Officers

Jeff Burman, 58, is Fortitude Re’s General Counsel, and is responsible for all of the Company’s legal, compliance and regulatory matters. Mr. Burman brings more than 20 years of broad legal experience in the areas of insurance and reinsurance-related transactions, regulatory matters and dispute resolution. Prior to Fortitude Re, Mr. Burman most recently served as Chief Reinsurance Legal Officer and Deputy General Counsel at AIG. At AIG, Mr. Burman led the legal function for various groups, including Reinsurance; Multinational; Insurance Company Governance; as well as the Canada, Bermuda and Latin America regions. Prior to joining AIG, Mr. Burman practiced at two leading New York law firms where he represented insurers and reinsurers, investment banks and investors in (re)insurance transactions, including mergers and acquisitions, insurance-linked securitizations and reinsurance contract drafting and dispute resolution. Mr. Burman is a graduate of Rutgers University School of Law, where he was an editor on the Rutgers Law Journal, following which he served an appellate court clerkship in New Jersey. He is a member of the bars of New York and New Jersey.

Jeffrey Condit, 59, is Fortitude Re’s Chief Accounting Officer and is responsible for the overall financial management and operational decision-making for the Company’s accounting, reporting, financial analysis, financial systems, and internal control functions. Mr. Condit brings over 30 years of operational and financial experience in the insurance industry. Prior to his role at Fortitude Re, Mr. Condit was Senior Vice President at Unum Group, where he successfully managed the company’s Closed Block Finance Segment, which included the strengthening of long-term care reserve margins and the delivery of double-digit annual growth in net operating earnings for the overall Closed Block Segment. Prior to joining Unum Group, Mr. Condit held progressive and diverse roles at Genworth Financial where, as Long-Term Care Business CFO, he led its long-term care business to industry-leading returns on new business and achieved significant operating cost reductions. Also at Genworth Financial, Mr. Condit served as Senior Vice President and AARP Business Unit Leader where, under his leadership, this newly created business delivered significant annual sales and impressive net operating earnings. Prior to Genworth Financial, Mr. Condit served as Deputy Director of Finance at GE Edison Life Insurance Company in Tokyo, Japan where he played a key leadership role in delivering significant net operating earnings growth. Early in his career, Mr. Condit held progressive financial roles at GE Financial Assurance and Arthur Andersen & Co. Jeff is a licensed CPA and holds a bachelor’s degree in Economics and Business from the University of California, Los Angeles, graduating summa cum laude. Mr. Condit also completed the Executive Program at the University of Virginia, Darden School of Business.

Sean Coyle, 49, is the Chief Operating Officer at Fortitude Re, and is responsible for the Operational, Information Technology, and Administration aspects of the Fortitude Re business. Mr. Coyle brings approximately 20 years of operations and technology experience in the financial services industry, with deep knowledge in the insurance industry as both an operations and technology executive. Prior to his role in Fortitude Re, Mr. Coyle was the Global Head of Finance Operations and Reengineering at AIG, where he was tasked with defining and implementing the vision, strategy, and plan for the global finance target operating model with a key focus on the use of shared services. Mr. Coyle was responsible for the creation and oversight of AIG’s global Finance Centers in India as well as regional Finance Centers in Eastern Europe and South America. In addition to operational responsibilities, his team delivered strategic transformation capabilities across finance, including the oversight and management of change programs, reengineering and process automation, robotics, operating model strategy and strategic project execution. Prior to joining AIG in 2012, Mr. Coyle was Senior Vice President of Global Operations & Reengineering at ACE Group (now Chubb), where he was a member of the operations leadership team with global responsibility for the strategy, vision and execution of the operations function. Prior to joining ACE Group in 2006, Mr. Coyle was a Senior Manager with BearingPoint Inc. in the Financial Services practice and a Lead Application Developer and Architect with Proxicom, Inc. Mr. Coyle holds a bachelor’s degree in Computer Science from Florida State University.

Jeffrey Mauro, 38, is the Chief Investment Officer at Fortitude Re, responsible for the implementation of asset allocation and asset/ liability management strategies. Mr. Mauro previously served as head of the Cross Asset Initiatives team in the Asset Management Group at AIG, where he developed and implemented processes to facilitate asset allocation decisions for AIG’s investment portfolio. In 2013, Mr. Mauro began his tenure at AIG in the Investments Business Strategy team where he worked to execute the divestiture of certain holdings that were deemed no longer core to AIG’s overall business. Prior to that, Mr. Mauro worked in Investment Banking, helping financial institutions to execute capital raising and M&A transactions at Macquarie Capital (USA) Inc. and FBR & Co. Mr. Mauro earned his Bachelors of Science in Finance and Accounting from Georgetown University. Mr. Mauro is a Chartered Financial Analyst (CFA) Charterholder.

Mark Retik 58, Variable Life and Annuity Business Leader. Mr. Retik leads the Variable Life and Annuity Business at Fortitude Re. In this capacity, he has overall responsibility for the performance of FLIAC. Most recently, Mr. Retik served as the North American head of Munich Re’s capital markets reinsurance unit. Previously, he was with Prudential Financial, where he ran the capital markets hedging team with responsibility for risk managing the firm’s variable annuities. Mr. Retik spent most of his career as a Managing Director in the Securities Division of Goldman, Sachs & Co., on the equity and credit derivatives desks, developing and executing capital markets solutions for insurance and reinsurance company clients. Mr. Retik earned his BA in Mathematics from Dartmouth College and MBA from the MIT Sloan School of Management. Mr. Retik is an Associate of the Society of Actuaries.

James West, 48, is the Chief Actuary at Fortitude Re where he is responsible for pricing, managing and reserving Fortitude Re’s life insurance businesses. Mr. West has 20 years of experience in US Life Insurance with a wide range of Life, Annuity and A&H products. Prior to joining Fortitude Re, Mr. West held various positions at AIG, including Chief Finance Actuary Life and Chief Finance Actuary Legacy. As AIG Chief Finance Actuary Legacy, he was heavily involved in the establishment of Fortitude Re. Mr. West also held various actuarial positions at Conseco and earned a Bachelor of Science in Actuarial Science and Statistics from Purdue University. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Effective January 31, 2025, FLIAC’s former Chief Risk Officer resigned to pursue other opportunities. The position remains vacant as of the date of this report. FLIAC is considering candidates for the position. While we are conducting a search for a successor, the financial risks of the Company are being collectively overseen by the executive officers of FLIAC responsible for actuarial, hedging, and investment management and its risk management continues to be overseen by the Fortitude Group risk management function under the leadership of the Fortitude Group Chief Risk Officer.

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

FLIAC entered into an intercompany liquidity agreement with FGH and its affiliates that allows the Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

See Note 11 “Related Party Transactions” and Note 15 “Credit and Liquidity Agreements” contained in Part II, Item 8 for additional information.

Transactions Involving FLIAC’s Directors or Executive Officers or Immediate Family Members of FLIAC’s Directors and Executive Officers

Except as otherwise described below, since FGH's acquisition of FLIAC, there have been no transactions to which FLIAC was a participant involving FLIAC’s directors or executive officers or family relationships among any of FLIAC’s directors and executive officers.

Douglas A. French, a Director of FLIAC, is party to a consulting agreement with Fortitude Group Services, Inc. (“FGS”), which provides personnel and business services to other Fortitude companies pursuant to intercompany arrangements. Under the agreement, Mr. French receives fees for consulting services provided to FGS. For the fiscal years ended 2024, 2023, and 2022, Mr. French received consulting fees from FGS equal to approximately $480,000, $480,000, and $150,000, respectively.

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

Director Independence

There are no family relationships among any of FLIAC’s directors and executive officers. Other than the consulting agreement noted above between Mr. French and FGS, none of FLIAC’s directors is a party to any material plan, contract or arrangement (whether or not written) with FLIAC, there are no arrangements or understandings between such persons and any other person pursuant to which they were selected to serve as a member of FLIAC’s board of directors, they are not a participant in any related party transaction required to be reported pursuant to Item 404(a) of Regulation S-K, and there are no material plans, contracts or arrangements (whether or not written) to which the director participates that was entered into or materially amended in connection with the director’s appointment.

Item 14. Principal Accountant Fees and Services
The following is a summary and description of fees for services provided by PricewaterhouseCoopers. Fees prior to April 1, 2022 were incurred by the Predecessor Company and are not included below.

	Year Ended December 31		Nine Months Ended December 31
Services provided	2024	2023	2022
	(in thousands)
Audit Fees (1)	$4,385	$4,285	$4,790
Audit-related Fees (2)	—	—	792
Tax Fees (3)	167	327	—
All Other Fees	—	—	—
Total	$4,552	$4,612	$5,582
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
The Audit Committee maintains oversight of all audit and permissible non-audit services performed by the independent auditor, which includes recommendation of the Company’s independent auditor and approval of fees for the services it provides. The Committee also considers whether such services are consistent with SEC rules on auditor independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	45
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2024	125
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
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Fortitude Life Insurance & Annuity Company
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2024

	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Type of Investment	(in millions)
Fixed maturity securities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$640	$479	$479
Obligations of U.S. states and their political subdivisions	131	112	112
Foreign governments	1	1	1
U.S. corporate public securities	3,108	2,775	2,775
U.S. corporate private securities	429	420	420
Foreign corporate public securities	281	270	270
Foreign corporate private securities	105	97	97
Asset-backed securities	723	712	712
Commercial mortgage-backed securities	38	34	34
Residential mortgage-backed securities	123	122	122
Total fixed maturity securities	$5,579	$5,022	$5,022

Mortgage loans	354		364
Short-term investments	8		8
Other invested assets (1)	51		42
Total investments	$5,992		$5,436

(1) Excludes derivative instruments and associated collateral. See Notes 4, 5, and 6 for further information regarding derivative instruments.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, and State of New Jersey on March 27, 2025.

FORTITUDE LIFE INSURANCE & ANNUITY COMPANY (Registrant)
By:	/s/ Greta Hager
Greta Hager
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2025.

Signature	Title

/s/ Alon Neches	President, Chief Executive Officer and Director
Alon Neches	(Principal Executive Officer)

/s/ Greta Hager	Executive Vice President, Chief Financial Officer and Director
Greta Hager	(Principal Financial Officer)

/s/ Jeffrey Condit	Managing Director, Chief Accounting Officer
Jeffrey Condit	(Principal Accounting Officer)

* Ciara A. Burnham	Director
Ciara A. Burnham

* Douglas A. French	Director
Douglas A. French

* Richard Patching	Director
Richard Patching

* Brian T. Schreiber	Director
Brian T. Schreiber

* Samuel J. Weinhoff	Director
Samuel J. Weinhoff

* By:	/s/ Richard E. Buckley
Richard E. Buckley
(Attorney-in-Fact)