Form 10-Q
period 2025-03-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2025-05-09
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2025, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial market and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, or (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Fixed maturity securities, at fair value	$5,107	$5,022
Mortgage loans, at fair value	343	364
Short-term investments	2	8
Other invested assets (includes $294 and $354 of assets measured at fair value at March 31, 2025 and December 31, 2024, respectively)	313	395
Total investments	5,765	5,789
Cash and cash equivalents	683	563
Accrued investment income	57	58
Reinsurance recoverables, at fair value	207	163
Deposit asset, at fair value	352	364
Income taxes	74	76
Other assets: (Receivables from parent and affiliates: March 31, 2025 - $6; December 31, 2024 - $10)	43	69
Separate account assets, at fair value	21,818	22,857
TOTAL ASSETS	$28,999	$29,939

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,624	$4,380
Net modified coinsurance payable, at fair value	156	145
Liabilities associated with secured borrowing arrangements	1,004	1,200
Other liabilities: (Payables to parent and affiliates: March 31, 2025 - $3; December 31, 2024 - $4)	234	208
Separate account liabilities, at fair value	21,818	22,857
TOTAL LIABILITIES	27,836	28,790

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,714
Retained deficit	(542)	(518)
Accumulated other comprehensive loss	(12)	(50)
Total equity	1,163	1,149
TOTAL LIABILITIES AND EQUITY	$28,999	$29,939

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income
(in millions)

	Three Months Ended March 31
	2025	2024
REVENUES
Premiums	$7	$10
Policy charges and fee income	107	112
Net investment income	65	70
Asset management and service fees	22	23
Other income (loss)	(3)	2
Investment gains (losses), net	172	(321)
TOTAL REVENUES	370	(104)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	359	(314)
Commission expense	22	23
General, administrative and other expenses	17	18
TOTAL BENEFITS AND EXPENSES	398	(273)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(28)	169
Less: Income tax expense (benefit)	(4)	24
NET INCOME (LOSS)	$(24)	$145
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	48	(13)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	10	(3)
Other comprehensive income (loss), net of taxes	38	(10)
COMPREHENSIVE INCOME	$14	$135

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2024	$3	$1,714	$(518)	$(50)	$1,149
Comprehensive income (loss):
Net loss	—	—	(24)	—	(24)
Other comprehensive income, net of tax	—	—	—	38	38
Total comprehensive income					14
Balance, March 31, 2025	$3	$1,714	$(542)	$(12)	$1,163

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net income	—	—	145	—	145
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Total comprehensive income					135
Balance, March 31, 2024	$3	$1,714	$(220)	$(75)	$1,422

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24)	$145
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment (gains) losses, net	(172)	321
Other, net	(7)	(7)
Change in:
Insurance liabilities, at fair value	337	(423)
Deposit asset, at fair value	12	12
Net modified coinsurance payable, at fair value	11	(6)
Accrued investment income	1	(1)
Income taxes	(4)	24
Reinsurance recoverables, net	(43)	51
Derivatives, net	227	(456)
Other, net	17	13
Cash flows from (used in) operating activities	355	(327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	95	85
Mortgage loans	22	49
Other invested assets	5	—
Short-term investments	6	18
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(128)	(425)
Mortgage loans	(3)	(4)
Other invested assets	—	(4)
Short-term investments	—	(22)
Other, net	1	—
Cash flows used in investing activities	(2)	(303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account withdrawals	(46)	(48)
Drafts outstanding	7	(23)
Net repayments related to secured borrowing arrangements - repurchase agreements with maturities three months or less	(194)	—
Proceeds related to secured borrowing arrangements - repurchase agreements with maturities greater than three months	—	202
Cash flows from (used in) financing activities	(233)	131

NET CHANGE IN CASH AND CASH EQUIVALENTS	120	(499)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563	940
CASH AND CASH EQUIVALENTS, END OF PERIOD	$683	$441

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Revision to Previously Issued Consolidated Statements of Cash Flows

In 2024, we identified an error that impacted our previously issued consolidated statements of cash flows for the three months ended March 31, 2024. It was determined that certain proceeds and repayments related to repurchase agreements with original maturity dates greater than three months were incorrectly presented on a net basis rather than on a gross basis.

We assessed the materiality of the error on our prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections, and concluded that this error was not material to the prior period. However, we determined it was appropriate to correctly present and revise the consolidated statements of cash flows for the impacted prior period.

The following is a summary of the impacted line items within the consolidated statements of cash flows. All revisions were contained within “Cash Flows from Financing Activities”.

	Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in millions)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase agreements	$202	$(202)	$—
Repayments related to secured borrowing arrangements - repurchase agreements with maturities greater three months	—	202	202

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Policy Election

Fair Value Option

We have elected to apply the fair value option to several of FLIAC's assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance contracts, and associated reinsurance activity with how we expect to manage the business. See Note 4 herein and Notes 2 and 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

ASUs adopted as of March 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improved reportable segment disclosure requirements, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update also required expanded disclosures regarding the chief operating decision maker (“CODM”) and the information they are provided when assessing segment performance and allocating resources.	The Company adopted the update for interim reporting periods beginning January 1, 2025 using the retrospective method.

The Company adopted this update for annual disclosures on January 1, 2024 using the retrospective method.	This adoption of the update for both interim and annual periods expanded the Company’s disclosures but did not have an impact on its financial position or results of operations.

See Note 3 herein for further information regarding the expanded interim disclosures.

See Note 3 within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the expanded annual disclosures.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

ASUs issued but not yet adopted as of March 31, 2025

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to Prudential Insurance and Pruco Life under existing coinsurance and modified coinsurance agreements. At March 31, 2025 and December 31, 2024, we had a modified coinsurance payable of $1,706 million and $1,757 million, respectively, equal to the assets held in the Ceded Business, and are included in the net modified coinsurance payable.

The following is the Consolidated Statement of Financial Position by segment:

	March 31, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,087	$1,678	$5,765	$4,062	$1,727	$5,789
Cash and cash equivalents	616	67	683	498	65	563
Accrued investment income	47	10	57	46	12	58
Reinsurance recoverables	9	198	207	—	163	163
Deposit asset	—	352	352	—	364	364
Income taxes	74	—	74	76	—	76
Other assets	43	—	43	69	—	69
Separate account assets	19,894	1,924	21,818	20,842	2,015	22,857
TOTAL ASSETS	$24,770	$4,229	$28,999	$25,593	$4,346	$29,939

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,481	$2,143	$4,624	$2,196	$2,184	$4,380
Net modified coinsurance payable	—	156	156	—	145	145
Liabilities associated with secured borrowing arrangements	1,004	—	1,004	1,200	—	1,200
Other liabilities	228	6	234	206	2	208
Separate account liabilities	19,894	1,924	21,818	20,842	2,015	22,857
TOTAL LIABILITIES	23,607	4,229	27,836	24,444	4,346	28,790

EQUITY	1,163	—	1,163	1,149	—	1,149
TOTAL LIABILITIES AND EQUITY	$24,770	$4,229	$28,999	$25,593	$4,346	$29,939

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

The following is comprehensive income by segment:

	Three Months Ended March 31
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$7	$—	$7	$10	$—	$10
Policy charges and fee income	107	—	107	112	—	112
Net investment income (1)	49	16	65	56	14	70
Asset management and service fees	22	—	22	23	—	23
Other income (loss)	(3)	—	(3)	2	—	2
Investment gains (losses), net	222	(50)	172	(425)	104	(321)
TOTAL REVENUES	404	(34)	370	(222)	118	(104)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	393	(34)	359	(432)	118	(314)
Commission expense	22	—	22	23	—	23
General, administrative and other expenses (2)	17	—	17	18	—	18
TOTAL BENEFITS AND EXPENSES	432	(34)	398	(391)	118	(273)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(28)	—	(28)	169	—	169
Less: Income tax expense (benefit)	(4)	—	(4)	24	—	24
NET INCOME (LOSS)	$(24)	$—	$(24)	$145	$—	$145
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	$48	$—	$48	$(13)	$—	$(13)
Less: Income tax expense (benefit)	10	—	10	(3)	—	(3)
Other comprehensive income (loss), net of taxes	38	—	38	(10)	—	(10)
COMPREHENSIVE INCOME	$14	$—	$14	$135	$—	$135
(1) For both the three months ended March 31, 2025 and 2024, investment expenses within the Retained Business include $15 million of expense related to liabilities associated with repurchase agreements.
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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following are the financial assets and liabilities for which we have elected the fair value option. See Notes 2 and 4 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

	March 31, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$496	$—	$—	$496
Obligations of U.S. states and their political subdivisions	—	107	—	—	107
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,804	—	—	2,804
U.S. corporate private securities	—	149	273	—	422
Foreign corporate public securities	—	270	—	—	270
Foreign corporate private securities	—	31	69	—	100
Asset-backed securities (2)	—	679	78	—	757
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	116	—	—	116
Total fixed maturity securities	—	4,687	420	—	5,107
Mortgage loans (3)	—	—	343	—	343
Short-term investments	—	2	—	—	2
Cash and cash equivalents	683	—	—	—	683
Other invested assets - derivatives	7	980	—	(716)	271
Deposit asset	—	—	352	—	352
Reinsurance recoverables	—	9	198	—	207
Subtotal excluding separate account assets	690	5,678	1,313	(716)	6,965
Separate account assets	—	21,818	—	—	21,818
Total assets	$690	$27,496	$1,313	$(716)	$28,783
Liabilities
Insurance liabilities	$—	$—	$4,624	$—	$4,624
Other liabilities - derivatives	13	1,249	—	(1,164)	98
Net modified coinsurance payable	—	—	156	—	156
Separate account liabilities	—	21,818	—	—	21,818
Total liabilities	$13	$23,067	$4,780	$(1,164)	$26,696

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of March 31, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $5 million.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. At March 31, 2025, the fair value of these private equity funds was $23 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	March 31, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$419	$—	$—	$419
Obligations of U.S. states and their political subdivisions	—	107	—	—	107
U.S. corporate public securities	—	1,992	—	—	1,992
U.S. corporate private securities	—	—	272	—	272
Foreign corporate public securities	—	109	—	—	109
Foreign corporate private securities	—	—	65	—	65
Asset-backed securities (2)	—	608	69	—	677
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	7	—	—	7
Total fixed maturity securities	—	3,276	406	—	3,682
Mortgage loans (3)	—	—	343	—	343
Cash and cash equivalents	616	—	—	—	616
Other invested assets - derivatives	7	706	—	(689)	24
Reinsurance recoverable	—	9	—	—	9
Subtotal excluding separate account assets	623	3,991	749	(689)	4,674
Separate account assets	—	19,894	—	—	19,894
Total assets	$623	$23,885	$749	$(689)	$24,568
Liabilities
Insurance liabilities	$—	$—	$2,481	$—	$2,481
Other liabilities - derivatives	13	1,222	—	(1,137)	98
Separate account liabilities	—	19,894	—	—	19,894
Total liabilities	$13	$21,116	$2,481	$(1,137)	$22,473

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of March 31, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $5 million.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. At March 31, 2025 the fair value of these private equity funds was $22 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	March 31, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$77	$—	$—	$77
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	812	—	—	812
U.S. corporate private securities	—	149	1	—	150
Foreign corporate public securities	—	161	—	—	161
Foreign corporate private securities	—	31	4	—	35
Asset-backed securities (2)	—	71	9	—	80
Residential mortgage-backed securities	—	109	—	—	109
Total fixed maturity securities	—	1,411	14	—	1,425
Short-term investments	—	2	—	—	2
Cash and cash equivalents	67	—	—	—	67
Other invested assets - derivatives	—	274	—	(27)	247
Deposit asset	—	—	352	—	352
Reinsurance recoverables	—		198	—	198
Subtotal excluding separate account assets	67	1,687	564	(27)	2,291
Separate account assets	—	1,924	—	—	1,924
Total assets	$67	$3,611	$564	$(27)	$4,215
Liabilities
Insurance liabilities	$—	$—	$2,143	$—	$2,143
Other liabilities - derivatives	—	27	—	(27)	—
Net modified coinsurance payable	—	—	156	—	156
Separate account liabilities	—	1,924	—	—	1,924
Total liabilities	$—	$1,951	$2,299	$(27)	$4,223

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. At March 31, 2025 the fair value of these private equity funds was $1 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2024
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

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$402	$—	$—	$402
Obligations of U.S. states and their political subdivisions	—	112	—	—	112
U.S. corporate public securities	—	1,969	—	—	1,969
U.S. corporate private securities	—	—	271	—	271
Foreign corporate public securities	—	107	—	—	107
Foreign corporate private securities	—	—	64	—	64
Asset-backed securities (2)	—	568	70	—	638
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	8	3	—	11
Total fixed maturity securities	$—	$3,200	$408	$—	$3,608
Mortgage loans (3)	—	—	364	—	364
Cash and cash equivalents	498	—	—	—	498
Other invested assets - derivatives	36	593		(615)	14
Subtotal excluding separate account assets	534	3,793	772	(615)	4,484
Separate account assets	—	20,842	—	—	20,842
Total assets	$534	$24,635	$772	$(615)	$25,326
Liabilities
Insurance liabilities	$—	$—	$2,196	$—	$2,196
Other liabilities - derivatives	9	1,078	—	(1,001)	86
Separate account liabilities	—	20,842	—	—	20,842
Total liabilities	$9	$21,920	$2,196	$(1,001)	$23,124

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

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$77	$—	$—	$77
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	806	—	—	806
U.S. corporate private securities	—	148	1	—	149
Foreign corporate public securities	—	163	—	—	163
Foreign corporate private securities	—	29	4	—	33
Asset-backed securities(2)	—	50	11	—	61
Residential mortgage-backed securities	—	111	—	—	111
Total fixed maturity securities	$—	$1,385	$16	$—	$1,401
Short-term investments	—	8	—	—	8
Cash and cash equivalents	65	—	—	—	65
Other invested assets - derivatives	—	347	—	(34)	313
Deposit asset	—	—	364	—	364
Reinsurance recoverables	—	—	163	—	163
Subtotal excluding separate account assets	65	1,740	543	(34)	2,314
Separate account assets	—	2,015	—	—	2,015
Total assets	$65	$3,755	$543	$(34)	$4,329
Liabilities
Insurance liabilities	$—	$—	$2,184	$—	$2,184
Other liabilities - derivatives	—	34	—	(34)	—
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	2,015	—		2,015
Total liabilities	$—	$2,049	$2,329	$(34)	$4,344

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

	March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$228	Discounted cash flow	Discount rate	4.87%	9.45%	6.68%	Decrease
Foreign corporate private securities	44	Discounted cash flow	Discount rate	4.88%	7.36%	6.09%	Decrease
Asset-backed securities	45	Discounted cash flow	Discount rate	6.49%	12.86%	8.43%	Decrease

Mortgage loans
Residential mortgage loans	266	Level yield	Market yield	5.05%	10.26%	6.80%	Decrease
Commercial mortgage loans	77	Discounted cash flow	Discount rate	5.90%	6.81%	6.53%	Decrease
Total Mortgage loans	343

Ceded business
Foreign corporate private securities	4	Discounted cash flow	Discount rate	12.00%	20.00%	13.00%	Decrease
Deposit asset	352	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	198	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,481	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.14%	2.23%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Ceded business	2,143	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.50%	0.50%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Net modified coinsurance payable	156	Fair values are determined using the same unobservable inputs as insurance liabilities.
Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of March 31, 2025, fixed maturity securities of $89 million and $10 million were excluded from the Retained business and Ceded business, respectively, under this criteria.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$228	Discounted cash flow	Discount rate	4.96%	8.92%	6.78%	Decrease
Foreign corporate private securities	42	Discounted cash flow	Discount rate	4.80%	7.76%	6.07%	Decrease
Asset-backed securities	45	Discounted cash flow	Discount rate	6.68%	12.29%	8.33%	Decrease
Mortgage loans
Residential mortgage loans	286	Discounted cash flow	Discount rate	3.77%	9.94%	6.41%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	6.04%	7.32%	6.92%	Decrease
Total Mortgage loans	364

Ceded business
Foreign corporate private securities	4	Discounted cash flow	Discount rate	12.00%	20.00%	13.00%	Decrease
Deposit asset	364	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	163	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,196	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.46%	2.10%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Ceded business	2,184	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.50%	0.50%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Net modified coinsurance payable	145	Fair values are determined using the same unobservable inputs as insurance liabilities.
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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2025 and December 31, 2024, the minimum withdrawal rate assumption was 84% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2025
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$271	$1	$—	$—	$—	$—	$—	$—	$—	$272	$3
Foreign corporate private securities	64	1	—	—	—	—	—	—	—	65	1
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—	—	—
Asset-backed securities	70	1	—	—	—	(2)	—	—	—	69	1
Mortgage loans
Residential mortgage loans	286	(5)	3	—	—	(18)	—	—	—	266	(5)
Commercial mortgage loans	78	(1)	—	—	—	—	—	—	—	77	(1)
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	11	—	—	—	—	(2)	—	—	—	9	—
Foreign corporate private securities	4	—	3	—	—	(3)	—	—	—	4	—
Deposit asset	364	(12)	—	—	—	—	—	—	—	352	—
Reinsurance recoverables	163	35	—	—	—	—	—	—	—	198	—
Net modified coinsurance payable	(145)	(11)	—	—	—	—	—	—	—	(156)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2024
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held(1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$3	$24	$—	$—	$—	$—	$—	$—	$271	$2
Foreign corporate private securities	56	1	—	—	—	—	—	—	—	57	1
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	246	(1)	14	—	—	(1)	—	—	—	258	(2)
Mortgage loans
Residential mortgage loans	361	5	4	—	—	(22)	—	—	—	348	5
Commercial mortgage loans	76	1	—	—	—	—	—	—	—	77	1
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	—	—	28	—	—	—	—	—	—	28	—
Foreign corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Short-term investments	4	—	3	—	—	(7)	—	—	—	—	—
Deposit asset	438	(10)	—	—	—	—	(2)	—	—	426	—
Reinsurance recoverables	206	(51)	—	—	—	—	—	—	—	155	—
Net modified coinsurance payable	(78)	6	—	—	—	—	—	—	—	(72)	—
(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2025
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,196	$(91)	$224	$71	$80	$1	$2,481
Ceded Business	2,184	(109)	27	32	9	—	2,143

	Three Months Ended March 31, 2024
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,835	$(385)	$108	$(245)	$29	$—	$2,342
Ceded Business	2,168	(96)	159	(31)	3	—	2,203

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

	March 31, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$35	$35	$—	$(43)	$(43)
Modified coinsurance receivable	—	(62)	(62)	—	87	87
Deposit asset	—	(12)	(12)	—	(74)	(74)
Liabilities:
Insurance liabilities	$285	$(41)	$244	$(639)	$16	$(623)

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

	March 31, 2025
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$57	$—	$57	$57
Other invested assets - Other	4	—	11	15	15
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,021	$—	$1,021	$1,004

	December 31, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$58	$—	$58	$58
Other invested assets - Other	26	—	11	37	37
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,220	$—	$1,220	$1,200

5.    INVESTMENTS

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	March 31, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$1	$1	$—	$1	$1
Real estate-related	—	3	3	—	3	3
Subtotal equity method	—	4	4	—	4	4
Fair value:
Private equity	22	1	23	27	—	27
Total LPs/LLCs	22	5	27	27	4	31
Derivative instruments	24	247	271	14	313	327
Other	15	—	15	37	—	37
Total other invested assets	$61	$252	$313	$78	$317	$395

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$42	$10	$52	$43	$12	$55
Mortgage loans	3	—	3	1	—	1
Short-term investments and cash equivalents	2	—	2	2	—	2
Total accrued investment income	$47	$10	$57	$46	$12	$58

The aggregate fair value of mortgage loans that were 90 days or more past due and in non-accrual status was $3 million as of both March 31, 2025 and December 31, 2024.

Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturities securities	$47	$15	$62	$60	$12	$72
Mortgage loans	8	—	8	8	—	8
Other invested assets	1	—	1	3	(2)	1
Short-term investments and cash equivalents	10	1	11	6	4	10
Gross investment income	66	16	82	77	14	91
Less: investment expenses (1)	(17)	—	(17)	(21)	—	(21)
Net investment income	$49	$16	$65	$56	$14	$70

(1) For both the three months ended, March 31, 2025 and 2024, investment expenses within the Retained Business includes $15 million of expense related to liabilities associated with repurchase agreements.

The activity included in the above charts include interest income on investments for which we have elected the fair value option, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31, 2025
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$40	$(1)	$39	$12	$—	$12	$52	$(1)	$51
Mortgage loans	(5)	—	(5)	—	—	—	(5)	—	(5)
Derivatives	—	188	188	—	(62)	(62)	—	126	126
Total	$35	$187	$222	$12	$(62)	$(50)	$47	$125	$172

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended March 31, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(77)	$1	$(76)	$(10)	$—	$(10)	$(87)	$1	$(86)
Mortgage loans	5	—	5	—	—	—	5	—	5
Derivatives	—	(354)	(354)	—	114	114	—	(240)	(240)
Total	$(72)	$(353)	$(425)	$(10)	$114	$104	$(82)	$(239)	$(321)

Repurchase Agreements and Securities Lending Transactions

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within "Liabilities associated with secured borrowing arrangements" in the consolidated statements of financial position.

Repurchase Agreements

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the remaining contractual maturities of our repurchase agreements for the periods indicated.

	March 31, 2025				December 31, 2024
	Up to 30 days	30-90 days	Greater than 90 days	Total	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in millions)
U.S. corporate public securities	$253	$249	$502	$1,004	$203	$495	$502	$1,200

The market value of the securities pledged as collateral under the repurchase agreements was $1,047 million and $1,224 million as of March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and 2024 the Company received (returned) a net $2 million and $(48) million, respectively, of fixed maturity securities to/from counterparties, on a non-cash basis, related to collateral for liabilities associated with repurchase agreements contained within the Retained Business.

Securities Lending Transactions

There were no outstanding securities lending agreements as of both March 31, 2025 and December 31, 2024.

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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Interest Rate Contracts

Interest rate swaps and options are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

•Interest rate swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. The Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

•Interest rate options include swaptions and interest rate floors. Swaptions are options that give the holder the right but not obligation to enter into a specified interest rate swap. The Company uses these instruments for protection against the direction of future interest rates. Interest rate floors set an effective rate of interest on underlying reference rate and is used by the Company to provide protection against potential future declines in rates.

Equity Contracts

Equity options, total return swaps, and futures are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.

•Equity options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

•Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and Secured Overnight Financing Rate ("SOFR") plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

•In standardized exchange-traded equity futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values underlying referenced equity indices. The Company enters into exchange-traded futures with regulated futures commission's merchants who are members of a trading exchange.

Foreign Exchange Contracts

Currency derivatives, which are primarily comprised of currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

•Under currency swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Primary Risks Managed and/or Accessed by Derivatives

The tables below provide a summary, by reporting segment, of the gross notional amount and fair value of derivative contracts by the primary underlying risks. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	March 31, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$62,244	$553	$(961)	$40,347	$384	$(822)
Interest Rate Options	215	—	(19)	215	—	(22)
Equity
Equity Futures	(518)	7	(13)	(799)	36	(9)
Total Return Swaps	1,079	84	(66)	1,079	89	(67)
Equity Options	2,960	65	(176)	3,460	117	(167)
Currency/Interest Rate
Foreign Currency Swaps	47	4	—	46	3	—
Total Derivatives, Retained Business	66,027	713	(1,235)	44,348	629	(1,087)

Ceded Business
Interest Rate
Interest Rate Swaps	285	8	(3)	285	15	(7)
Equity
Total Return Swaps	307	4	—	250	1	—
Equity Options	2,468	258	(24)	2,468	327	(27)
Currency/Interest Rate
Foreign Currency Swaps	33	4	—	33	4	—
Total Derivatives, Ceded Business	3,093	274	(27)	3,036	347	(34)
Total Derivatives (1)	$69,120	$987	$(1,262)	$47,384	$976	$(1,121)

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

	March 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$713	$(670)	$(19)	$24	$—	$24
Ceded Business	274	(24)	(3)	247	—	247
Total	$987	$(694)	$(22)	$271	$—	$271
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,235	$(670)	$(467)	$98	$(98)	$—
Ceded Business	27	(24)	(3)	—	—	—
Total	$1,262	$(694)	$(470)	$98	$(98)	$—
Repurchase agreements	$1,004	$—	$—	$1,004	$(1,004)	$—

	December 31, 2024
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$629	$(491)	$(124)	$14	$—	$14
Ceded Business	347	(34)	—	313	—	313
Total	$976	$(525)	$(124)	$327	$—	$327

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,087	$(491)	$(510)	$86	$(86)	$—
Ceded Business	34	(34)	—	—	—	—
Total	$1,121	$(525)	$(510)	$86	$(86)	$—
Repurchase agreements	$1,200	$—	$—	$1,200	$(1,200)	$—

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

For repurchase agreements, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise right of offset. For additional information on the Company’s accounting policy for repurchase agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Classification of Derivatives Activity

The Company does not designate any of its derivatives as instruments that qualify for hedge accounting treatment. Accordingly, all realized and unrealized changes in the fair value of derivatives are recorded in current earnings within either “Investment gains (losses), net” or “Other income” on the consolidated statements of operations.

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Three Months Ended March 31
	2025			2024
	Investment gains (losses), net	Other income (loss)	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$15	$—	$15	$(74)	$—	$(74)
Currency/Interest Rate	—	(3)	(3)	—	2	2
Credit	—	—	—	2	—	2
Equity	173	—	173	(282)	—	(282)
Total, Retained Business	188	(3)	185	(354)	2	(352)
Ceded Business
Interest Rate	(2)	—	(2)	2	—	2
Equity	(60)	—	(60)	112	—	112
Total, Ceded Business	(62)	—	(62)	114	—	114
Total	$126	$(3)	$123	$(240)	$2	$(238)

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”.

For the three months ended March 31, 2025, the Company's income tax provision amounted to an income tax benefit of approximately $4 million or 14.3 percent of loss from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent due primarily to non-taxable investment income and intercompany cost allocations.

For the three months ended March 31, 2024, the Company's income tax provision amounted to an income tax expense of approximately $24 million or 14.2 percent of income from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent due primarily to non-taxable investment income, intercompany cost allocations, and deductible foreign taxes paid and accrued.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of both March 31, 2025 and December 31, 2024, the Company had a valuation allowance $50 million, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence.

8.    EQUITY

Dividend to Parent

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

The Company did not pay any dividends to FGH during the first quarter of 2025.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

AOCI represents the cumulative Other Comprehensive Income items that are reported separate from net income and detailed on the consolidated statements of operation and comprehensive income (loss). AOCI is comprised entirely of changes in own-credit risk related to insurance liabilities. See the consolidated statements of equity for additional information regarding this activity.

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of March 31, 2025 and December 31, 2024, the Company had commitments totaling $185 million and $224 million, respectively, to purchase private fixed maturity securities and alternative investments. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its business. Pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which it operates. The Company is subject to class action lawsuits and other litigation involving a variety of issues and allegations involving sales practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duty to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. In addition, the Company, along with other participants in the businesses in which it engages, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. It is possible that legal and regulatory actions may result in certain parties seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2025, the aggregate range of reasonably possible losses in excess of recoveries from unaffiliated indemnitors regarding litigation and regulatory matters, for which such an estimate currently can be made, is not considered to be material and no accrual has been made regarding such matters. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Regulatory

Variable Products

Prior to its acquisition by FGH on April 1, 2022, the Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company was recently notified that the SEC has concluded its investigation related to this matter and is not recommending any enforcement actions.

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

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During both the three months ended March 31, 2025 and 2024, FLIAC was allocated $9 million of costs for these services.

Affiliated Investment and Advisory Activities

As of April 1, 2022, FLIAC became affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 38.53% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of March 31, 2025 and December 31, 2024, assets under management had a market value of $386 million and $490 million, respectively, and were comprised primarily of private credit fixed income assets. FLIAC recognized $6 million and $11 million of investment income on these assets during the three months ended March 31, 2025 and 2024, respectively.

In connection with the investment management agreements, as of March 31, 2025 and December 31, 2024, FLIAC has unfunded commitments of $1 million and $44 million, respectively, to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net" on the consolidated statements of operations. The table below shows affiliated asset trades for the three months ended March 31, 2025. There were no affiliated asset trades during the three months ended March 31, 2024

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Re Investments, LLC	January 2025	Sale	Fixed Maturity Securities	$13	$13	$—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

11.  SEPARATE ACCOUNTS

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts is as follows:

	March 31, 2025			December 31, 2024
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Mutual funds:
Equity	$13,478	$1,304	$14,782	$14,256	$1,378	$15,634
Fixed income	6,403	619	7,022	6,497	628	7,125
Other	13	1	14	89	9	98
Total mutual funds	$19,894	$1,924	$21,818	$20,842	$2,015	$22,857

Separate Account Liabilities

The balances of and changes in separate account liabilities, at fair value, are as follows:

	Three Months Ended March 31
	2025			2024
	(in millions)
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
Balance, beginning of year	$20,842	$2,015	$22,857	$21,800	$2,070	$23,870
Deposits	8	1	9	7	1	8
Investment performance	(147)	(13)	(160)	1,134	109	1,243
Policy charges	(107)	(9)	(116)	(112)	(9)	(121)
Surrenders and withdrawals	(704)	(72)	(776)	(697)	(64)	(761)
Benefit payments	(9)	(1)	(10)	(11)	(1)	(12)
Net transfers from general account	11	3	14	25	10	35
Balance, end of period	$19,894	$1,924	$21,818	$22,146	$2,116	$24,262

Cash surrender value	$19,872	$1,921	$21,793	$22,120	$2,113	$24,233

12.    CREDIT AND LIQUIDITY AGREEMENTS

Letter of Credit Facilities

In April 2025, the Company was added as a participant to an uncommitted bilateral letter of credit agreement to support its collateral requirements, which allows the Company to issue up to $200 million under this facility. This letter of credit agreement was initially established in 2023 for certain of the Company's affiliates. This agreement contains certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize this facility is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with this facility. The Company has not utilized the credit facility since being added as a participant.

The Company is eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (CAL) Risk-based Capital (RBC) ratio of 250% to maintain the agreement. As of March 31, 2025, there were no amounts outstanding under this credit facility.

The maximum board-approved overall capacity of the letter of credit program is $1,500 million for all participants. The maximum board-approved amount of letters of credit that can be issued under this program for FLIAC is $500 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates. The Company did not borrow or loan any funds under the agreement during the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

ASUs adopted as of March 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improved reportable segment disclosure requirements, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update also required expanded disclosures regarding the chief operating decision maker (“CODM”) and the information they are provided when assessing segment performance and allocating resources.	The Company adopted the update for interim reporting periods beginning January 1, 2025 using the retrospective method.

The Company adopted this update for annual disclosures on January 1, 2024 using the retrospective method.	This adoption of the update for both interim and annual periods expanded the Company’s disclosures but did not have an impact on its financial position or results of operations.

See Note 3 herein for further information regarding the expanded interim disclosures.

See Note 3 within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the expanded annual disclosures.

ASUs issued but not yet adopted as of March 31, 2025

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

Retained Business

Assets decreased $823 million to $24,770 million at March 31, 2025 from $25,593 million at December 31, 2024. The decrease was primarily driven by lower separate account assets resulting from lower equity market movements. Partially offsetting the decrease was a higher level of cash resulting from the timing of investment purchases and an increase in the fair value of fixed maturity securities driven by lower interest rate movements.

Liabilities decreased $837 million to $23,607 million at March 31, 2025 from $24,444 million at December 31, 2024. The decrease was primarily driven by lower separate account liabilities, corresponding to the decrease in separate account assets, and a decline in liabilities related to repurchase agreements. Partially offsetting the decrease in overall liabilities was an increase in the fair value of insurance liabilities resulting from both lower interest rate and equity market movements, which was partially offset by a decline in the own-credit risk (OCR) component of the fair value of insurance liabilities.

Equity increased $14 million to $1,163 million at March 31, 2025 from $1,149 million at December 31, 2024, due primarily to the $38 million net-of-tax impact in accumulated other comprehensive income related to movements in the OCR component of the fair value of insurance liabilities. Partially offsetting the increase was a net loss of $24 million during the quarter.

Ceded Business

Assets decreased $117 million to $4,229 million at March 31, 2025 from $4,346 million at December 31, 2024. The decrease was driven by lower separate account assets resulting primarily from lower equity market movements.

Liabilities decreased $117 million to $4,229 million at March 31, 2025 from $4,346 million at December 31, 2024. The decrease was primarily driven by lower separate account liabilities, corresponding to the decrease in separate account assets, as discussed above.

There was no equity within our Ceded Business at both March 31, 2025 and December 31, 2024 as the assets are fully offset by the liabilities.

Results of Operations

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Three Months Comparison to Prior Period

Retained Business

Loss from operations before income taxes was $28 million for the three months ended March 31, 2025 compared to income from operations before income taxes of $169 million for the three months ended March 31, 2024. The decline was primarily driven by an increase in the fair value of insurance liabilities during the first quarter of 2025 resulting from both lower interest rate and equity market movements, mostly offset by investment gains on interest rate and equity derivatives, which were also driven by lower interest rate and equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Three Months Comparison to Prior Period

Retained Business

Revenues were $404 million for the three months ended March 31, 2025 compared to $(222) million for the three months ended March 31, 2024. The change was primarily driven by investment gains on interest rate and equity derivatives during the three months ended March 31, 2025, which were driven by both lower interest rate and equity market movements.

Benefits and expenses were $432 million during the three months ended March 31, 2025 compared to $(391) million during the three months ended March 31, 2024. The change was driven primarily by unfavorable changes in the fair value of insurance liabilities resulting from both lower interest rate and equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Income Taxes

For information regarding income taxes, see Note 7 to the Consolidated Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business - Regulation" and “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Dividend to Parent

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, and fixed maturity securities. As of March 31, 2025 and December 31, 2024, the Company had liquid assets of $5.8 billion and $5.6 billion, respectively, which includes $1.5 billion and $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of March 31, 2025 and December 31, 2024, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.7 billion and $0.6 billion, respectively.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates. The Company did 0borrow or loan any funds under the agreement during the three months ended March 31, 2025 and 2024.

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

Letter of Credit Facilities

In April 2025, the Company was added as a participant to an uncommitted bilateral letter of credit agreement to support its collateral requirements, which allows the Company to issue up to $200 million under this facility. This letter of credit agreement was initially established in 2023 for certain of the Company's affiliates. This agreement contains certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize this facility is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with this facility. The Company has not utilized the credit facility since being added as a participant.

The Company is eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (CAL) Risk-based Capital (RBC) ratio of 250% to maintain the agreement. As of March 31, 2025, there were no amounts outstanding under this credit facility.

The maximum board-approved overall capacity of the letter of credit program is $1,500 million for all participants. The maximum board-approved amount of letters of credit that can be issued under this program for FLIAC is $500 million.

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

A liability representing the amount that the securities will be repurchased is recorded in "Liabilities associated with secured borrowing arrangements" in our consolidated statement of financial position. As of March 31, 2025, the liabilities associated with our outstanding repurchase agreements were $1,004 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, there have been no material changes in our economic exposure to market risk from December 31, 2024, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2024, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 9, 2025