Form 10-Q
period 2025-06-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2025-08-07
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2025, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Fortitude Life Insurance & Annuity Company (FLIAC). There can be no assurance that future developments affecting FLIAC will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the uncertain and evolving economic environment on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, human error or misconduct, and the use of generative artificial intelligence by either us or third-parties such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, or (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. FLIAC does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our business.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	June 30, 2025	December 31, 2024

ASSETS
Fixed maturity securities, at fair value	$5,281	$5,022
Mortgage loans, at fair value	354	364
Short-term investments	—	8
Other invested assets (includes $398 and $354 of assets measured at fair value at June 30, 2025 and December 31, 2024, respectively)	416	395
Total investments	6,051	5,789
Cash and cash equivalents	442	563
Accrued investment income	64	58
Reinsurance recoverables, at fair value	173	163
Deposit asset, at fair value	342	364
Income taxes	139	76
Other assets (Receivables from parent and affiliates: June 30, 2025 - $50; December 31, 2024 - $10)	208	69
Separate account assets, at fair value	22,448	22,857
TOTAL ASSETS	$29,867	$29,939

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,488	$4,380
Net modified coinsurance payable, at fair value	145	145
Liabilities associated with secured borrowing arrangements	1,367	1,200
Other liabilities (Payables to parent and affiliates: June 30, 2025 - $3; December 31, 2024 - $4)	231	208
Separate account liabilities, at fair value	22,448	22,857
TOTAL LIABILITIES	28,679	28,790

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,714
Retained deficit	(511)	(518)
Accumulated other comprehensive loss	(18)	(50)
TOTAL EQUITY	1,188	1,149
TOTAL LIABILITIES AND EQUITY	$29,867	$29,939

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income
(in millions)

	June 30
	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
REVENUES
Premiums	$10	$8	$17	$18
Policy charges and fee income	103	113	210	225
Net investment income	71	75	136	145
Asset management and service fees	21	23	43	46
Other income (loss)	1	—	(2)	2
Investment losses, net	(235)	(147)	(63)	(468)
TOTAL REVENUES	(29)	72	341	(32)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(33)	62	326	(252)
Commission expense	20	23	42	46
General, administrative and other expenses	15	20	32	38
TOTAL BENEFITS AND EXPENSES	2	105	400	(168)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(31)	(33)	(59)	136
Less: Income tax expense (benefit)	(62)	(3)	(66)	21
NET INCOME (LOSS)	$31	$(30)	$7	$115
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(8)	61	40	48
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(2)	13	8	10
Other comprehensive income (loss), net of taxes	(6)	48	32	38
COMPREHENSIVE INCOME	$25	$18	$39	$153

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2024	$3	$1,714	$(518)	$(50)	$1,149
Comprehensive income (loss):
Net loss	—	—	(24)	—	(24)
Other comprehensive income, net of tax	—	—	—	38	38
Total comprehensive income					14
Balance, March 31, 2025	$3	$1,714	$(542)	$(12)	$1,163
Comprehensive income (loss):
Net income	—	—	31	—	31
Other comprehensive loss, net of tax	—	—	—	(6)	(6)
Total comprehensive income					25
Balance, June 30, 2025	$3	$1,714	$(511)	$(18)	$1,188

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net income	—	—	145	—	145
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Total comprehensive income					135
Balance, March 31, 2024	$3	$1,714	$(220)	$(75)	$1,422
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net loss	—	—	(30)	—	(30)
Other comprehensive income, net of tax	—	—	—	48	48
Total comprehensive income					18
Balance, June 30, 2024	$3	$1,714	$(325)	$(27)	$1,365

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7	$115
Adjustments to reconcile net income to net cash from (used in) operating activities:
Investment losses, net	63	468
Other, net	(21)	(10)
Change in:
Insurance liabilities, at fair value	244	(468)
Deposit asset, at fair value	22	34
Net modified coinsurance payable, at fair value	—	50
Accrued investment income	(6)	(5)
Income taxes	(67)	11
Reinsurance recoverables, net	(10)	55
Derivatives, net	(98)	(431)
Other, net	17	11
Cash flows from (used in) operating activities	151	(170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	588	238
Mortgage loans	43	66
Other invested assets	5	—
Short-term investments	8	32
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(794)	(620)
Mortgage loans	(35)	(7)
Other invested assets	—	(4)
Short-term investments	—	(31)
Other, net	—	1
Short-term loan to parent	(50)	—
Cash flows used in investing activities	(235)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account withdrawals	(96)	(101)
Drafts outstanding	(3)	(17)
Secured borrowing arrangements:
Net proceeds related to repurchase agreements with maturities three months or less	8	200
Gross proceeds related to repurchase agreements with maturities greater than three months	54	200
Gross repayments related to repurchase agreements with maturities greater than three months	—	(200)
Net proceeds related to securities lending with maturities three months or less	—	2
Dividend to parent	—	(150)
Cash flows used in financing activities	(37)	(66)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(121)	(561)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563	940
CASH AND CASH EQUIVALENTS, END OF PERIOD	$442	$379
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

Revision to Previously Issued Consolidated Statements of Cash Flows

In 2024, we identified an error that impacted our previously issued consolidated statements of cash flows for the six months ended June 30, 2024. It was determined that the gross proceeds and gross repayments related to repurchase agreements with original maturity dates greater than three months were both overstated by $100 million. These revisions resulted in offsetting changes that were contained within “Cash Flows from Financing Activities”.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Policy Election

Fair Value Option

We have elected to apply the fair value option to certain financial instruments and insurance and reinsurance contracts that give rise to assets and liabilities. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance contracts, and associated reinsurance activity with how we expect to manage the business. See Note 4 herein and Notes 2 and 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of an Accounting Standards Update (“ASU”) to the Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs in our preparation of the financial statements. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

ASUs adopted in 2025:

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improved reportable segment disclosures, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update also required expanded disclosures regarding the chief operating decision maker (“CODM”) and the information they are provided when assessing segment performance and allocating resources.	The Company adopted the update for interim reporting periods beginning January 1, 2025 using the retrospective method.

The Company adopted this update for annual disclosures on January 1, 2024 using the retrospective method.	This adoption of the update for both interim and annual periods expanded the Company’s disclosures but did not have an impact on its financial position or results of operations.

See Note 3 herein for further information regarding the expanded interim disclosures.

See Note 3 within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the expanded annual disclosures.
ASUs issued but not yet adopted as of June 30, 2025:

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
been fully ceded to The Prudential Insurance Company of America (“Prudential Insurance”) and Pruco Life Insurance Company (“Pruco Life”) under existing coinsurance and modified coinsurance agreements. At June 30, 2025 and December 31, 2024, we had a gross modified coinsurance payable of $1,811 million and $1,757 million, respectively, equal to the assets held in the Ceded Business, which are included in the net modified coinsurance payable on the consolidated statements of financial position.

The following are the consolidated statements of financial position by segment:

	June 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,296	$1,755	$6,051	$4,062	$1,727	$5,789
Cash and cash equivalents	340	102	442	498	65	563
Accrued investment income	51	13	64	46	12	58
Reinsurance recoverables	—	173	173	—	163	163
Deposit asset	—	342	342	—	364	364
Income taxes	139	—	139	76	—	76
Other assets	208	—	208	69	—	69
Separate account assets	20,459	1,989	22,448	20,842	2,015	22,857
TOTAL ASSETS	$25,493	$4,374	$29,867	$25,593	$4,346	$29,939

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,271	$2,217	$4,488	$2,196	$2,184	$4,380
Net modified coinsurance payable	—	145	145	—	145	145
Liabilities associated with secured borrowing arrangements	1,367	—	1,367	1,200	—	1,200
Other liabilities	208	23	231	206	2	208
Separate account liabilities	20,459	1,989	22,448	20,842	2,015	22,857
TOTAL LIABILITIES	$24,305	$4,374	$28,679	$24,444	$4,346	$28,790

TOTAL EQUITY	1,188	—	1,188	1,149	—	1,149
TOTAL LIABILITIES AND EQUITY	$25,493	$4,374	$29,867	$25,593	$4,346	$29,939

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is comprehensive income by segment:

	Three Months Ended June 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$10	$—	$10	$8	$—	$8
Policy charges and fee income	103	—	103	113	—	113
Net investment income (1)	55	16	71	59	16	75
Asset management and service fees	21	—	21	23	—	23
Other income	1	—	1	—	—	—
Investment gains (losses), net	(348)	113	(235)	(179)	32	(147)
TOTAL REVENUES	(158)	129	(29)	24	48	72

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(162)	129	(33)	14	48	62
Commission expense	20	—	20	23	—	23
General, administrative and other expenses (2)	15	—	15	20	—	20
TOTAL BENEFITS AND EXPENSES	(127)	129	2	57	48	105
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31)	—	(31)	(33)	—	(33)
Less: Income tax benefit	(62)	—	(62)	(3)	—	(3)
NET INCOME (LOSS)	$31	$—	$31	$(30)	$—	$(30)
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(8)	—	(8)	61	—	61
Less: Income tax expense (benefit)	(2)	—	(2)	13	—	13
Other comprehensive income (loss), net of taxes	(6)	—	(6)	48	—	48
COMPREHENSIVE INCOME	$25	$—	$25	$18	$—	$18

(1) For the three months ended June 30, 2025 and 2024, investment expenses within the Retained Business include $16 million and $18 million, respectively, of expense related to liabilities associated with repurchase agreements.
(2) Represents “other segment items,” which include expense charges and allocations from FGH, reinsurer expense allowances, professional service fees, and certain other miscellaneous expenses.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$17	$—	$17	$18	$—	$18
Policy charges and fee income	210	—	210	225	—	225
Net investment income (1)	104	32	136	115	30	145
Asset management and service fees	43	—	43	46	—	46
Other income (loss)	(2)	—	(2)	2	—	2
Investment gains (losses), net	(126)	63	(63)	(604)	136	(468)
TOTAL REVENUES	246	95	341	(198)	166	(32)

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	231	95	326	(418)	166	(252)
Commission expense	42	—	42	46	—	46
General, administrative and other expenses (2)	32	—	32	38	—	38
TOTAL BENEFITS AND EXPENSES	305	95	400	(334)	166	(168)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(59)	—	(59)	136	—	136
Less: Income tax expense (benefit)	(66)	—	(66)	21	—	21
NET INCOME	$7	$—	$7	$115	$—	$115
Other comprehensive income, before tax:
Changes in own-credit risk related to insurance liabilities	40	—	40	48	—	48
Less: Income tax expense	8	—	8	10	—	10
Other comprehensive income, net of taxes	32	—	32	38	—	38
COMPREHENSIVE INCOME	$39	$—	$39	153	$—	$153

(1) For the six months ended June 30, 2025 and 2024, investment expenses within the Retained Business include $31 million and $33 million, respectively, of expense related to liabilities associated with repurchase agreements.
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

Fair Value Option Election

We have elected to apply the fair value option to certain financial instruments and insurance and reinsurance contracts that give rise to assets and liabilities. With respect to our insurance contracts, as a result of this election, we do not separately disclose on our consolidated balance sheets, or provide any associated disclosures, regarding liabilities for future policyholder benefits, market risk benefits, or deferred acquisition costs as required under ASC 944. See Note 11 for certain disclosures regarding our separate account assets and liabilities.

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

	June 30, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$490	$—	$—	$490
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,678	—	—	2,678
U.S. corporate private securities	—	143	270	—	413
Foreign corporate public securities	—	273	—	—	273
Foreign corporate private securities	—	31	72	—	103
Asset-backed securities (2)	—	1,118	59	—	1,177
Commercial mortgage-backed securities	—	28	—	—	28
Residential mortgage-backed securities	—	118	—	—	118
Total fixed maturity securities	—	4,880	401	—	5,281
Mortgage loans (3)	—	—	354	—	354
Cash and cash equivalents	442	—	—	—	442
Other invested assets - derivatives	4	1,068	—	(697)	375
Deposit asset	—	—	342	—	342
Reinsurance recoverables	—	—	173	—	173
Subtotal excluding separate account assets	446	5,948	1,270	(697)	6,967
Separate account assets	—	22,448	—	—	22,448
Total assets	$446	$28,396	$1,270	$(697)	$29,415
Liabilities
Insurance liabilities	$—	$—	$4,488	$—	$4,488
Other liabilities - derivatives	30	1,510	—	(1,449)	91
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	22,448	—	—	22,448
Total liabilities	$30	$23,958	$4,633	$(1,449)	$27,172
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of June 30, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $5 million.

Excluded from the above chart are private equity funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At June 30, 2025, the fair value of these private equity funds was $23 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	June 30, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$412	$—	$—	$412
U.S. corporate public securities	—	1,887	—	—	1,887
U.S. corporate private securities	—	—	269	—	269
Foreign corporate public securities	—	110	—	—	110
Foreign corporate private securities	—	—	68	—	68
Asset-backed securities (2)	—	1,053	52	—	1,105
Commercial mortgage-backed securities	—	28	—	—	28
Residential mortgage-backed securities	—	7	—	—	7
Total fixed maturity securities	—	3,497	389	—	3,886
Mortgage loans (3)	—	—	354	—	354
Cash and cash equivalents	340	—	—	—	340
Other invested assets - derivatives	4	684	—	(668)	20
Subtotal excluding separate account assets	344	4,181	743	(668)	4,600
Separate account assets	—	20,459	—	—	20,459
Total assets	$344	$24,640	$743	$(668)	$25,059
Liabilities
Insurance liabilities	$—		$2,271	$—	$2,271
Other liabilities - derivatives	30	1,477	—	(1,420)	87
Separate account liabilities	—	20,459	—	—	20,459
Total liabilities	$30	$21,936	$2,271	$(1,420)	$22,817

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of June 30, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $5 million.

Excluded from the above chart are private equity funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At June 30, 2025 the fair values of these private equity funds was $23 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	June 30, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$78	$—	$—	$78
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	791	—	—	791
U.S. corporate private securities	—	143	1	—	144
Foreign corporate public securities	—	163	—	—	163
Foreign corporate private securities	—	31	4	—	35
Asset-backed securities (2)	—	65	7	—	72
Residential mortgage-backed securities	—	111	—	—	111
Total fixed maturity securities	—	1,383	12	—	1,395
Cash and cash equivalents	102	—	—	—	102
Other invested assets - derivatives	—	384	—	(29)	355
Deposit asset	—	—	342	—	342
Reinsurance recoverables	—	—	173	—	173
Subtotal excluding separate account assets	102	1,767	527	(29)	2,367
Separate account assets	—	1,989	—	—	1,989
Total assets	$102	$3,756	$527	$(29)	$4,356
Liabilities
Insurance liabilities	$—	$—	$2,217	$—	$2,217
Other liabilities - derivatives	—	33	—	(29)	4
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	1,989	—	—	1,989
Total liabilities	$—	$2,022	$2,362	$(29)	$4,355

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
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$479	$—	$—	$479
Obligations of U.S. states and their political subdivisions	—	112	—	—	112
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,775	—	—	2,775
U.S. corporate private securities	—	148	272	—	420
Foreign corporate public securities	—	270	—	—	270
Foreign corporate private securities	—	29	68	—	97
Asset-backed securities (2)	—	618	81	—	699
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	119	3	—	122
Total fixed maturity securities	—	4,585	424	—	5,009
Mortgage loans (3)	—	—	364	—	364
Short-term investments	—	8	—	—	8
Cash and cash equivalents	563	—	—	—	563
Other invested assets - derivatives	36	940	—	(649)	327
Deposit asset	—	—	364	—	364
Reinsurance recoverables	—	—	163	—	163
Subtotal excluding separate account assets	599	5,533	1,315	(649)	6,798
Separate account assets	—	22,857	—	—	22,857
Total assets	$599	$28,390	$1,315	$(649)	$29,655
Liabilities
Insurance liabilities	—	—	4,380	—	4,380
Other liabilities - derivatives	9	1,112	—	(1,035)	86
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	22,857	—	—	22,857
Total liabilities	$9	$23,969	$4,525	$(1,035)	$27,468

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2024, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $10 million.

Excluded from the above chart are certain private equity funds, which are classified as other invested assets on the consolidated statements of financial position. Also excluded from the above chart are beneficial interests held through private equity funds that are classified as fixed maturity securities, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2024 the fair values of these private equity funds and beneficial interests were $27 million and $13 million, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$402	$—	$—	$402
Obligations of U.S. states and their political subdivisions	—	112	—	—	112
U.S. corporate public securities	—	1,969	—	—	1,969
U.S. corporate private securities	—	—	271	—	271
Foreign corporate public securities	—	107	—	—	107
Foreign corporate private securities	—	—	64	—	64
Asset-backed securities (2)	—	568	70	—	638
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	8	3	—	11
Total fixed maturity securities	$—	$3,200	$408	$—	$3,608
Mortgage loans (3)	—	—	364	—	364
Cash and cash equivalents	498	—	—	—	498
Other invested assets - derivatives	36	593	—	(615)	14
Subtotal excluding separate account assets	534	3,793	772	(615)	4,484
Separate account assets	—	20,842	—	—	20,842
Total assets	$534	$24,635	$772	$(615)	$25,326
Liabilities
Insurance liabilities	—	—	2,196	—	2,196
Other liabilities - derivatives	9	1,078	—	(1,001)	86
Separate account liabilities	—	20,842	—	—	20,842
Total liabilities	$9	$21,920	$2,196	$(1,001)	$23,124

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
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$77	$—	$—	$77
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	806	—	—	806
U.S. corporate private securities	—	148	1	—	149
Foreign corporate public securities	—	163	—	—	163
Foreign corporate private securities	—	29	4	—	33
Asset-backed securities (2)	—	50	11	—	61
Residential mortgage-backed securities	—	111	—	—	111
Total fixed maturity securities	$—	$1,385	$16	$—	$1,401
Short-term investments	—	8	—	—	8
Cash and cash equivalents	65	—	—	—	65
Other invested assets - derivatives	—	347	—	(34)	313
Deposit asset	—	—	364	—	364
Reinsurance recoverables	—	—	163	—	163
Subtotal excluding separate account assets	65	1,740	543	(34)	2,314
Separate account assets	—	2,015	—	—	2,015
Total assets	$65	$3,755	$543	$(34)	$4,329
Liabilities
Insurance liabilities	—	—	2,184	—	2,184
Other liabilities - derivatives	—	34	—	(34)	—
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	2,015	—		2,015
Total liabilities	$—	$2,049	$2,329	$(34)	$4,344

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

	June 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$226	Discounted cash flow	Discount rate	4.87%	9.45%	6.69%	Decrease
Foreign corporate private securities	46	Discounted cash flow	Discount rate	4.88%	7.49%	6.49%	Decrease
Asset-backed securities	20	Discounted cash flow	Discount rate	6.83%	12.86%	9.34%	Decrease

Mortgage loans
Residential mortgage loans	276	Level yield	Market yield	5.05%	10.14%	6.91%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	5.64%	7.04%	6.56%	Decrease
Total Mortgage loans	354

Ceded business
Foreign corporate private securities	4	Discounted cash flow	Discount rate	11.57%	20.00%	12.30%	Decrease
Deposit asset	342	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	173	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,271	Discounted cash flow	Equity volatility curve (2)	15%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.00%	2.15%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Ceded business	2,217	Discounted cash flow	Equity volatility curve (2)	15%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.50%	0.50%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Net modified coinsurance payable	145	Fair values are determined using the same unobservable inputs as insurance liabilities.
Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of June 30, 2025, fixed maturity securities of $97 million and $8 million were excluded from the Retained business and Ceded business, respectively, under this criteria.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$228	Discounted cash flow	Discount rate	4.96%	8.92%	6.78%	Decrease
Foreign corporate private securities	42	Discounted cash flow	Discount rate	4.80%	7.76%	6.07%	Decrease
Asset-backed securities	45	Discounted cash flow	Discount rate	6.68%	12.29%	8.33%	Decrease
Mortgage loans
Residential mortgage loans	286	Discounted cash flow	Discount rate	3.77%	9.94%	6.41%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	6.04%	7.32%	6.92%	Decrease
Total Mortgage loans	364
Ceded business
Foreign corporate private securities	4	Discounted cash flow	Discount rate	12.00%	20.00%	13.00%	Decrease
Deposit asset	364	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	163	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Retained business
Insurance liabilities	$2,196	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.46%	2.10%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease
Ceded business
Insurance liabilities	$2,184	Discounted cash flow	Equity volatility curve (2)	16%	26%		Increase
			Lapse rate (3)	0.65%	13%		Decrease
			Spread over risk free (4)	0.50%	0.50%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Net modified coinsurance payable	145	Fair values are determined using the same unobservable inputs as insurance liabilities.
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
(3)    Lapse rate assumptions for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rate assumptions are reduced when contracts are more in-the-money. Lapse rate assumptions for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both June 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption was 84% the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$272	$2	$—	$—	$—	$(30)	$25	$—	$—	$269	$—
Foreign corporate private securities	65	3	—	—	—	—	—	—	—	68	2
Asset-backed securities	69	—	10	—	—	(2)	(25)	—	—	52	—
Mortgage loans
Residential mortgage loans	266	—	32	—	—	(22)	—	—	—	276	—
Commercial mortgage loans	77	1	—	—	—	—	—	—	—	78	1
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	9	—	—	—	—	(2)	—	—	—	7	—
Foreign corporate private securities	4	—	3	—	—	(3)	—	—	—	4	—
Deposit asset	352	(10)	—	—	—	—	—	—	—	342	—
Reinsurance recoverables	198	(25)	—	—	—	—	—	—	—	173	—
Net modified coinsurance receivable (payable)	(156)	11	—	—	—	—	—	—	—	(145)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2025
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$271	$3	$—	$—	$—	$(30)	$25	$—	$—	$269	$3
Foreign corporate private securities	64	4	—	—	—	—	—	—	—	68	3
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—	—	—
Asset-backed securities	70	1	10	—	—	(4)	(25)	—	—	52	1
Mortgage loans
Residential mortgage loans	286	(5)	35	—	—	(40)	—	—	—	276	(5)
Commercial mortgage loans	78	—	—	—	—	—	—	—	—	78	—
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	11	—	—	—	—	(4)	—	—	—	7	—
Foreign corporate private securities	4	—	7	—	—	(7)	—	—	—	4	—
Deposit asset	364	(22)	—	—	—	—	—	—	—	342	—
Reinsurance recoverables	163	10	—	—	—	—	—	—	—	173	—
Net modified coinsurance receivable (payable)	(145)	—	—	—	—	—	—	—	—	(145)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$271	$(4)	$—	$—	$—	$—	$—	$—	$—	$267	$(2)
Foreign corporate private securities	57	(1)	—	—	—	—	—	—	—	56	(1)
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	258	—	4	—	—	(3)	—	—	—	259	—
Mortgage loans
Residential mortgage loans	348	(2)	3	—	—	(44)	—	—	—	305	(4)
Commercial mortgage loans	77	—	—	—	—	—	—	—	—	77	(1)
Ceded Business
U.S. corporate private securities	1	—	1	—	—	—	—	—	—	2	—
Asset-backed securities	28	—	—	—	—	(2)	—	—	(10)	16	—
Deposit asset	426	(21)	—	—	—	—	(1)	—	—	404	—
Reinsurance recoverables	155	(4)	—	—	—	—	—	—	—	151	—
Net modified coinsurance receivable (payable)	(72)	(56)	—	—	—	—	—	—	—	(128)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2024
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$(1)	$24	$—	$—	$—	$—	$—	$—	$267	$—
Foreign corporate private securities	56	—	—	—	—	—	—	—	—	56	—
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	246	(1)	18	—	—	(4)	—	—	—	259	(2)
Mortgage loans
Residential mortgage loans	361	3	7	—		(66)	—	—	—	305	1
Commercial mortgage loans	76	1	—	—	—	—	—	—	—	77	—
Ceded Business
U.S. corporate private securities	1	—	1	—	—	—	—	—	—	2	—
Asset-backed securities	—	—	28	—	—	(2)	—	—	(10)	16	—
Foreign corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Short-term investments	4	—	3	—	—	(7)		—	—	—	—
Deposit asset	438	(31)	—	—	—	—	(3)	—	—	404	—
Reinsurance recoverables	206	(55)	—	—	—	—	—	—	—	151	—
Net modified coinsurance receivable (payable)	(78)	(50)	—	—	—	—	—	—	—	(128)	—

(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended June 30, 2025
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,481	$(380)	$163	$(31)	$39	$(1)	$2,271
Ceded Business	2,143	(75)	141	1	7	—	2,217

	Six Months Ended June 30, 2025
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,196	$(471)	$387	$40	$119	$—	$2,271
Ceded Business	2,184	(184)	168	33	16	—	2,217

	Three Months Ended June 30, 2024
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,342	$(121)	$105	$(137)	$44	$—	$2,233
Ceded Business	2,203	(96)	59	(14)	1	—	2,153

	Six Months Ended June 30, 2024
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,835	$(506)	$213	$(382)	$73	$—	$2,233
Ceded Business	2,168	(192)	218	(45)	4	—	2,153

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

	June 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$10	$10	$—	$(43)	$(43)
Modified coinsurance receivable	—	54	54	—	87	87
Deposit asset	—	(22)	(22)	—	(74)	(74)
Liabilities:
Insurance liabilities	$75	$33	$108	$(639)	$16	$(623)

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position. In some cases the carrying amount equals or approximates fair value. For additional information regarding the carrying amounts and fair value amounts of the below financial instruments, see Notes 2 and 4, respectively, to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

	June 30, 2025
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$64	$—	$64	$64
Other invested assets - Other	3	—	11	14	14
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,383	$—	$1,383	$1,367

	December 31, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$58	$—	$58	$58
Other invested assets - Other	26	—	11	37	37
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,220	$—	$1,220	$1,200

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
5.    INVESTMENTS

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	June 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$1	$1	$—	$1	$1
Real estate-related	—	3	3	—	3	3
Subtotal equity method	—	4	4	—	4	4
Fair value:
Private equity	23	—	23	27	—	27
Total LPs/LLCs	23	4	27	27	4	31
Derivative instruments	20	355	375	14	313	327
Other	14	—	14	37	—	37
Total other invested assets	$57	$359	$416	$78	$317	$395

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$46	$13	$59	$43	$12	$55
Mortgage loans	3	—	3	1	—	1
Short-term investments and cash equivalents	2	—	2	2	—	2
Total accrued investment income	$51	$13	$64	$46	$12	$58

The aggregate fair value of mortgage loans that were 90 days or more past due and in non-accrual status were $1 million and $3 million as of June 30, 2025 and December 31, 2024, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$56	$15	$71	$62	$13	$75
Mortgage loans	6	—	6	8	—	8
Other invested assets	—	—	—	—	1	1
Short-term investments and cash equivalents	11	1	12	8	2	10
Gross investment income	73	16	89	78	16	94
Less: investment expenses (1)	(18)	—	(18)	(19)	—	(19)
Net investment income	$55	$16	$71	$59	$16	$75

	Six Months Ended June 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$103	$30	$133	$122	$25	$147
Mortgage loans	14	—	14	16	—	16
Other invested assets	1	—	1	3	(1)	2
Short-term investments and cash equivalents	21	2	23	14	6	20
Gross investment income	139	32	171	155	30	185
Less: investment expenses (2)	(35)	—	(35)	(40)	—	(40)
Net investment income	$104	$32	$136	$115	$30	$145

(1) For the three months ended June 30, 2025 and 2024, investment expenses within the Retained Business includes $16 million and $18 million, respectively, of expense related to liabilities associated with repurchase agreements.
(2) For the six months ended June 30, 2025 and 2024, investment expenses within the Retained Business includes $31 million and $33 million, respectively, of expense related to liabilities associated with repurchase agreements.

The activity included in the above charts include interest income on investments for which we have elected the fair value option, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30, 2025
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$25	$(49)	$(24)	$8	$—	$8	$33	$(49)	$(16)
Derivatives	—	(324)	(324)	—	105	105	—	(219)	(219)
Total	$25	$(373)	$(348)	$8	$105	$113	$33	$(268)	$(235)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30, 2025
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$65	$(50)	$15	$20	$—	$20	$85	$(50)	$35
Mortgage loans	(5)	—	(5)	—	—	—	(5)	—	(5)
Derivatives	—	(136)	(136)	—	43	43	—	(93)	(93)
Total	$60	$(186)	$(126)	$20	$43	$63	$80	$(143)	$(63)

	Three Months Ended June 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(75)	$(1)	$(76)	$(4)	$—	$(4)	$(79)	$(1)	$(80)
Mortgage loans	(5)	2	(3)	—	—	—	(5)	2	(3)
Derivatives	—	(100)	(100)	—	36	36	—	(64)	(64)
Total	$(80)	$(99)	$(179)	$(4)	$36	$32	$(84)	$(63)	$(147)

	Six Months Ended June 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$(152)	$—	$(152)	$(14)	$—	$(14)	$(166)	$—	$(166)
Mortgage loans	—	2	2	—	—	—	—	2	2
Derivatives	—	(454)	(454)	—	150	150	—	(304)	(304)
Total	$(152)	$(452)	$(604)	$(14)	$150	$136	$(166)	$(302)	$(468)

Repurchase Agreements

In the normal course of business, FLIAC sells securities under agreements to repurchase. These balances are recorded within "Liabilities associated with secured borrowing arrangements" in the consolidated statements of financial position.

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the remaining contractual maturities of our repurchase agreements for the periods indicated

	June 30, 2025				December 31, 2024
	Up to 30 days	30-90 days	Greater than 90 days	Total	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in millions)
U.S. corporate public securities	$316	$397	$654	$1,367	$203	$495	$502	$1,200

The market value of the securities posted as collateral under the repurchase agreements was $1,325 million and $1,224 million as of June 30, 2025 and December 31, 2024, respectively.

During the six months ended June 30, 2025, and 2024 the Company received (returned) a net $4 million and $(46) million, respectively, of fixed maturity securities to/from counterparties, on a non-cash basis, related to collateral for liabilities associated with repurchase agreements contained within the Retained Business.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
6.    DERIVATIVES, HEDGING AND OFFSETTING

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

	June 30, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest rate swaps	$64,485	$612	$(1,006)	$40,347	$384	$(822)
Interest rate options	215	—	(23)	215	—	(22)
Equity
Equity futures	(382)	5	(30)	(799)	36	(9)
Total return swaps	1,234	9	(249)	1,079	89	(67)
Equity options	2,960	62	(199)	3,460	117	(167)
Currency/Interest Rate
Foreign currency swaps	50	—	—	46	3	—
Total Derivatives, Retained Business	68,562	688	(1,507)	44,348	629	(1,087)

Ceded Business
Interest Rate
Interest rate swaps	285	8	(3)	285	15	(7)
Equity
Total return swaps	386	—	(4)	250	1	—
Equity options	2,468	376	(26)	2,468	327	(27)
Currency/Interest Rate
Foreign currency swaps	30	—	—	33	4	—
Total Derivatives, Ceded Business	3,169	384	(33)	3,036	347	(34)
Total Derivatives (1)	$71,731	$1,072	$(1,540)	$47,384	$976	$(1,121)

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

	June 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$688	$(652)	$(16)	$20	$—	$20
Ceded Business	384	(25)	(4)	355	—	355
Total	$1,072	$(677)	$(20)	$375	$—	$375

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,507	$(652)	$(768)	$87	$(87)	$—
Ceded Business	33	(25)	(4)	4	—	4
Total	$1,540	$(677)	$(772)	$91	$(87)	$4
Repurchase agreements	$1,367	$—	$—	$1,367	$(1,367)	$—

	December 31, 2024
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$629	$(491)	$(124)	$14	$—	$14
Ceded Business	347	(34)	—	313	—	313
Total	$976	$(525)	$(124)	$327	$—	$327

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,087	$(491)	$(510)	$86	$(86)	$—
Ceded Business	34	(34)	—	—	—	—
Total	$1,121	$(525)	$(510)	$86	$(86)	$—
Repurchase agreements	$1,200	$—	$—	$1,200	$(1,200)	$—

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

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Three Months Ended June 30
	2025			2024
	Investment gains (losses), net	Other income (loss)	Total	Investment gains (losses), net	Other income (loss)	Total
	(in millions)
Retained Business
Interest Rate	$(16)	$—	$(16)	$(19)	$—	$(19)
Currency/Interest Rate	—	(5)	(5)	—	1	1
Credit	—	—	—	1	—	1
Equity	(308)	—	(308)	(82)	—	(82)
Total, Retained Business	(324)	(5)	(329)	(100)	1	(99)
Ceded Business
Interest Rate	1	—	1	1	—	1
Currency/Interest Rate	(3)	—	(3)	1	—	1
Equity	107	—	107	34	—	34
Total, Ceded Business	105	—	105	36	—	36
Total	$(219)	$(5)	$(224)	$(64)	$1	$(63)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Six Months Ended June 30
	2025			2024
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(1)	$—	$(1)	$(93)	$—	$(93)
Currency/Interest Rate	—	(8)	(8)	—	3	3
Credit	—	—	—	3	—	3
Equity	(135)	—	(135)	(364)	—	(364)
Total, Retained Business	(136)	(8)	(144)	(454)	3	(451)
Ceded Business
Interest Rate	(1)	—	(1)	3	—	3
Currency/Interest Rate	(3)	—	(3)	1	—	1
Equity	47	—	47	146	—	146
Total, Ceded Business	43	—	43	150	—	150
Total	$(93)	$(8)	$(101)	$(304)	$3	$(301)

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes.”

For the three months ended June 30, 2025, the Company's income tax provision amounted to an income tax benefit of approximately $62 million, or 200.0 percent of loss from operations before income taxes. For the six months ended June 30, 2025, the Company's income tax provision amounted to an income tax benefit of approximately $66 million, or 111.9% of loss from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due to a projected annual pre-tax loss for 2025 and certain permanent tax deductions related to dividends received deductions and transfer pricing.

For the three months ended June 30, 2024, the Company's income tax provision amounted to an income tax benefit of approximately $3 million, or 9.1 percent of loss from operations before income tax. For the six months ended June 30, 2024, the Company's income tax provision amounted to an income tax expense of approximately $21 million or 15.4 percent of income from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income, intercompany cost allocations, and deductible foreign taxes paid and accrued.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of June 30, 2025 and December 31, 2024, the Company had a valuation allowance of $54 million and $50 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The increase in the valuation allowance is primarily driven by realized losses on certain of our fixed maturity securities.

Other Tax Matters

In July 2025, H.R.1, known as the “One Big Beautiful Bill Act” was signed into law. H.R.1 includes a broad range of tax reform provisions that are expected to impact businesses across numerous sectors of the U.S. economy. We are currently evaluating the full potential impacts of H.R.1 on the Company but do not expect it will have a material impact on its financial position or results of operations in 2025.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
8.    EQUITY

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

During the three and six months ended June 30, 2025, the Company did not pay dividends to FGH and there were no dividends approved by the Company’s board of directors.

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

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of June 30, 2025 and December 31, 2024, the Company had commitments totaling $185 million and $224 million, respectively, to purchase private fixed maturity securities and alternative investments. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2025, the aggregate range of reasonably possible losses in excess of recoveries from unaffiliated indemnitors regarding litigation and regulatory matters, for which such an estimate currently can be made, is not considered to be material and no accrual has been made regarding such matters. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and six months ended June 30, 2025, FLIAC was allocated $8 million and $17 million, respectively, of costs for these services. During the three and six months ended June 30, 2024, FLIAC was allocated $12 million and $21 million, respectively, of costs for these services.

Affiliated Investment and Advisory Activities

FLIAC is affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 38.53% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of June 30, 2025 and December 31, 2024, assets under management had a market value of $382 million and $490 million, respectively, and were comprised primarily of private credit fixed income assets. FLIAC recognized $6 million and $12 million of investment income on such assets during the three and six months ended June 30, 2025, respectively. FLIAC recognized $11 million and $22 million of net investment income on such assets during the three and six months ended June 30, 2024, respectively.

In connection with the investment management agreements, as of June 30, 2025, and December 31, 2024 FLIAC had unfunded commitments of $1 million and $44 million, respectively, to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net" on the consolidated statements of operations. The table below shows affiliated asset trades for the six months ended June 30, 2025. There were no affiliated asset transfers during the six months ended June 30, 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Re Investments, LLC	January 2025	Sale	Fixed Maturity Securities	$13	$13	$—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
11.  SEPARATE ACCOUNTS

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts is as follows:

	June 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Mutual funds:
Equity	$14,047	$1,366	$15,413	$14,256	$1,378	$15,634
Fixed income	6,399	622	7,021	6,497	628	7,125
Other	13	1	14	89	9	98
Total mutual funds	$20,459	$1,989	$22,448	$20,842	$2,015	$22,857

Separate Account Liabilities

The balances of and changes in separate account liabilities, at fair value, are as follows:

	Six Months Ended June 30,
	2025			2024
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Balance, beginning of year	$20,842	$2,015	$22,857	$21,800	$2,070	$23,870
Deposits	15	2	17	17	2	19
Investment performance	1,156	113	1,269	1,387	134	1,521
Policy charges	(209)	(17)	(226)	(224)	(18)	(242)
Surrenders and withdrawals	(1,342)	(141)	(1,483)	(1,393)	(125)	(1,518)
Benefit payments	(25)	(1)	(26)	(24)	(2)	(26)
Net transfers from general account	22	18	40	35	16	51
Balance, end of period	$20,459	$1,989	$22,448	$21,598	$2,077	$23,675

Cash surrender value	$20,437	$1,986	$22,423	$21,573	$2,073	$23,646

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
12.    CREDIT AND LIQUIDITY AGREEMENTS

Letter of Credit Facilities

In the second quarter of 2025, the Company was added as a participant to two uncommitted bilateral letter of credit agreements to support its collateral requirements, which allows it to issue up to $300 million under these facilities. Both letter of credit agreements were initially established for certain of the Company's affiliates. Both agreements contain certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize the facilities is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with these facilities. The Company has not utilized either credit facility since being added as a participant.

The Company is also eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (“CAL”) Risk-based Capital ratio of 250% to maintain the agreement. As of June 30, 2025, there were no amounts outstanding under this credit facility.

The maximum board-approved overall capacity of the letter of credit program is $1,500 million for all participants. The maximum board-approved amount for letters of credit that can be issued under this program for FLIAC is $500 million.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loans funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

During the second quarter of 2025, the Company loaned $50 million of funds to FGH under the agreement. The loan, which has a three month contractual maturity, remained outstanding as of June 30, 2025.

The Company did not borrow any funds under the agreement during the three and six months ended June 30, 2025 and neither borrowed or loaned any funds during the three and six months ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiary (collectively, “FLIAC” or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”).

The following analysis of our financial condition and results of operations should be read in conjunction with the MD&A, the “Risk Factors” section, and the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Revenues and Expenses

The Company earns revenues principally from contract fees, mortality and expense fees, and asset administration fees from annuity and investment products, all of which primarily result from the sale and servicing of annuity products. The Company also earns net investment income from the investment of general account and other funds. The Company’s operating expenses principally consist of annuity benefit guarantees provided, reserves established for anticipated future annuity benefit guarantees, and costs of managing risk related to these products. The Company's operating expenses also include general business expenses, reinsurance expense allowances, and commissions and other costs of selling and servicing the various products it sold.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of an Accounting Standards Update (“ASU”) to the Accounting Standards Codification. We consider the applicability and impact of all ASUs in our preparation of the financial statements. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU improved reportable segment disclosures, primarily through enhanced disclosures regarding a company’s significant segment expenses and certain other items. The update also required expanded disclosures regarding the chief operating decision maker (“CODM”) and the information they are provided when assessing segment performance and allocating resources.	The Company adopted the update for interim reporting periods beginning January 1, 2025 using the retrospective method.

The Company adopted this update for annual disclosures on January 1, 2024 using the retrospective method.	This adoption of the update for both interim and annual periods expanded the Company’s disclosures but did not have an impact on its financial position or results of operations.

See Note 3 herein for further information regarding the expanded interim disclosures.

See Note 3 within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the expanded annual disclosures.

ASUs issued but not yet adopted as of June 30, 2025:

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

Retained Business

Assets decreased $100 million to $25,493 million at June 30, 2025 from $25,593 million at December 31, 2024. The decrease was primarily driven by lower separate account assets resulting from surrenders and withdrawals, which were partially offset by higher asset values due to favorable equity market movements. Mostly offsetting the decline was an increase in income tax receivables resulting from higher income tax benefits and an increase in the fair value of fixed maturity securities resulting from a decline in interest rates.

Liabilities decreased $139 million to $24,305 million at June 30, 2025 from $24,444 million at December 31, 2024. The decrease was primarily driven by lower separate account liabilities, corresponding to the decrease in separate account assets, as discussed above, partially offset by higher liabilities associated with secured borrowing arrangements and an increase in the fair value of insurance liabilities resulting from a decline in interest rates.

Equity increased $39 million to $1,188 million at June 30, 2025 from $1,149 million at December 31, 2024, driven by the year-to-date impacts of net income of $7 million and the $32 million net-of-tax improvement in accumulated other comprehensive loss related to movements in our own-credit risk (OCR) on the fair value of insurance liabilities.

Ceded Business

Assets increased $28 million to $4,374 million at June 30, 2025 from $4,346 million at December 31, 2024. The increase was driven by higher derivative fair values related to equity options, partially offset by lower separate account assets resulting from surrenders and withdrawals, which were partially offset by higher asset values due to favorable equity market movements.

Liabilities increased $28 million to $4,374 million at June 30, 2025 from $4,346 million at December 31, 2024. The increase was primarily driven by a higher fair value of insurance liabilities resulting from a decline in interest rates, partially offset by lower separate account liabilities which correspond with the increase in separate accounts noted above.

There was no equity within our Ceded Business at both June 30, 2025 and December 31, 2024 as the assets are fully offset by the liabilities.

Results of Operations

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Quarter-to-Date Comparison to Prior Period

Retained Business

Loss from operations before income taxes was $31 million for the three months ended June 30, 2025 compared to a loss from operations before income taxes of $33 million for the three months ended June 30, 2024. The change was driven by a more favorable relative net impact from equity market movements during the three months ended June 30, 2025 on the fair value of both investments and insurance liabilities, excluding changes in OCR. Mostly offsetting that favorable net impact was a decline in net investment income resulting from lower invested asset levels and lower policy charges and fee income resulting from the expected run off of the business.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Loss from operations before income taxes was $59 million for the six months ended June 30, 2025 compared to income from operations before income taxes of $136 million for the six months ended June 30, 2024. The change was driven primarily by an unfavorable net impact from interest rate and equity market movements during the six months ended June 30, 2025 on the fair value of both investments and insurance liabilities, excluding changes in OCR. Also contributing to the change was a decline in net investment income resulting from lower invested asset levels and lower policy charges and fee income resulting from the expected run off of the business.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Quarter-to-Date Comparison to Prior Period

Retained Business

Revenues were $(158) million for the three months ended June 30, 2025 compared to $24 million during the three months ended June 30, 2024. The change was primarily driven by investment losses on equity derivatives resulting from higher equity market movements.

Benefits and expenses were $(127) million for the three months ended June 30, 2025 compared to $57 million during the three months ended June 30, 2024. The change was driven by favorable decreases in the fair value of insurance liabilities, excluding changes in OCR, resulting from higher equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Revenues were $246 million for the six months ended June 30, 2025 compared to $(198) million for the six months ended June 30, 2024. The change was primarily driven by lower losses on equity derivatives resulting from lower comparable increases in equity market movements.

Benefits and expenses were $305 million for the six months ended June 30, 2025 compared to $(334) million for the six months ended June 30, 2024, the change was primarily driven by unfavorable movements in the fair value of insurance liabilities, excluding changes in OCR, resulting from lower comparable increases in equity markets during the six months ended June 30, 2025 relative to the same period of 2024. Also contributing to the change was a decline in interest rates during the six months ended June 30, 2025 compared to an increase in interest rates during the six months ended June 30, 2024.

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

During the three and six months ended June 30, 2025, the Company did not pay dividends to FGH and there were no dividends approved by the Company’s board of directors.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, and fixed maturity securities. As of June 30, 2025 and December 31, 2024, the Company had liquid assets of $5.7 billion and $5.6 billion, respectively, which includes $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of June 30, 2025 and December 31, 2024, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.4 billion and $0.6 billion, respectively.

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

During the second quarter of 2025, the Company loaned $50 million of funds to FGH under the agreement. The loan, which has a three month contractual maturity, remained outstanding as of June 30, 2025.

The Company did not borrow any funds under the agreement during the three and six months ended June 30, 2025 and neither borrowed or loaned any funds during the three and six months ended June 30, 2024.

Letter of Credit Facilities

In the second quarter of 2025, the Company was added as a participant to two uncommitted bilateral letter of credit agreements to support its collateral requirements, which allows it to issue up to $300 million under these facilities. Both letter of credit agreements were initially established for certain of the Company's affiliates. Both agreements contain certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize the facilities is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with these facilities. The Company has not utilized either credit facility since being added as a participant.

The Company is also eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (“CAL”) Risk-based Capital ratio of 250% to maintain the agreement. As of June 30, 2025, there were no amounts outstanding under this credit facility.

The maximum board-approved overall capacity of the letter of credit program is $1,500 million for all participants. The maximum board-approved amount for letters of credit that can be issued under this program for FLIAC is $500 million.

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

A liability representing the amount that the securities will be repurchased is recorded in "Liabilities associated with secured borrowing arrangements" in our consolidated statement of financial position. As of June 30, 2025, the liabilities associated with our outstanding repurchase agreements were $1,367 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, there have been no material changes in our economic exposure to market risk from December 31, 2024, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2024, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 7, 2025