Form 10-Q
period 2025-09-30
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2025-11-13
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2025, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024	5
	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024	6
	Unaudited Interim Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024	7
	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8
	Notes to Unaudited Interim Consolidated Financial Statements	9
	1. Business and Basis of Presentation	9
	2. Significant Accounting Policies and Pronouncements	10
	3. Segment Information	12
	4. Fair Value of Assets and Liabilities	15
	5. Investments	31
	6. Derivatives, Hedging and Offsetting	34
	7. Income Taxes	38
	8. Equity	39
	9. Commitments and Contingent Liabilities	39
	10. Related Party Transactions	41
	11. Separate Accounts	42
	12. Credit and Liquidity Agreements	43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II - OTHER INFORMATION		53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 6.	Exhibits	54
SIGNATURES		55

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Financial Position
(in millions, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Fixed maturity securities, at fair value	$5,216	$5,022
Mortgage loans, at fair value	344	364
Short-term investments	—	8
Other invested assets (includes $489 and $354 of assets measured at fair value at September 30, 2025 and December 31, 2024, respectively)	503	395
Total investments	6,063	5,789
Cash and cash equivalents	652	563
Accrued investment income	58	58
Reinsurance recoverables, at fair value	159	163
Deposit asset, at fair value	314	364
Income taxes	96	76
Other assets (Receivables from parent and affiliates: September 30, 2025 - $50; December 31, 2024 - $10)	100	69
Separate account assets, at fair value	22,740	22,857
TOTAL ASSETS	$30,182	$29,939

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,447	$4,380
Net modified coinsurance payable, at fair value	144	145
Liabilities associated with secured borrowing arrangements	1,451	1,200
Other liabilities (Payables to parent and affiliates: September 30, 2025 - $5; December 31, 2024 - $4)	262	208
Separate account liabilities, at fair value	22,740	22,857
TOTAL LIABILITIES	29,044	28,790

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	1,714	1,714
Retained deficit	(492)	(518)
Accumulated other comprehensive loss	(87)	(50)
TOTAL EQUITY	1,138	1,149
TOTAL LIABILITIES AND EQUITY	$30,182	$29,939

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	September 30
	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
REVENUES
Premiums	$5	$6	$22	$24
Policy charges and fee income	106	116	316	341
Net investment income	74	76	210	221
Asset management and service fees	22	24	65	70
Other income (loss)	1	3	(1)	5
Investment gains (losses), net	(56)	234	(119)	(234)
TOTAL REVENUES	152	459	493	427

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	32	440	358	188
Commission expense	22	22	64	68
General, administrative and other expenses	16	21	48	59
TOTAL BENEFITS AND EXPENSES	70	483	470	315

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	82	(24)	23	112
Less: Income tax expense (benefit)	63	(1)	(3)	20
NET INCOME (LOSS)	$19	$(23)	$26	$92
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(87)	(4)	(47)	44
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(18)	(1)	(10)	9
Other comprehensive income (loss), net of taxes	(69)	(3)	(37)	35
COMPREHENSIVE INCOME (LOSS)	$(50)	$(26)	$(11)	$127

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2024	$3	$1,714	$(518)	$(50)	$1,149
Comprehensive income (loss):
Net loss	—	—	(24)	—	(24)
Other comprehensive income, net of tax	—	—	—	38	38
Total comprehensive income					14
Balance, March 31, 2025	$3	$1,714	$(542)	$(12)	$1,163
Comprehensive income (loss):
Net income	—	—	31	—	31
Other comprehensive loss, net of tax	—	—	—	(6)	(6)
Total comprehensive income					25
Balance, June 30, 2025	$3	$1,714	$(511)	$(18)	$1,188
Comprehensive income (loss):
Net income	—	—	19	—	19
Other comprehensive loss, net of tax	—	—	—	(69)	(69)
Total comprehensive loss					(50)
Balance, September 30, 2025	$3	$1,714	$(492)	$(87)	$1,138

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net income	—	—	145	—	145
Other comprehensive loss, net of tax	—	—	—	(10)	(10)
Total comprehensive income					135
Balance, March 31, 2024	$3	$1,714	$(220)	$(75)	$1,422
Dividend to parent	—	—	(75)	—	(75)
Comprehensive income (loss):
Net loss	—	—	(30)	—	(30)
Other comprehensive income, net of tax	—	—	—	48	48
Total comprehensive income					18
Balance, June 30, 2024	$3	$1,714	$(325)	$(27)	$1,365
Comprehensive loss:
Net loss	—	—	(23)	—	(23)
Other comprehensive loss, net of tax	—	—	—	(3)	(3)
Total comprehensive loss					(26)
Balance, September 30, 2024	$3	$1,714	$(348)	$(30)	$1,339

See Notes to Unaudited Interim Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Unaudited Interim Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26	$92
Adjustments to reconcile net income to net cash from (used in) operating activities:
Investment losses, net	119	234
Other, net	(24)	(14)
Change in:
Insurance liabilities, at fair value	179	(45)
Deposit asset, at fair value	50	48
Net modified coinsurance payable, at fair value	(1)	42
Accrued investment income	—	(3)
Income taxes	(6)	9
Reinsurance recoverables, net	4	27
Derivatives, net	(293)	(489)
Other, net	45	11
Cash flows from (used in) operating activities	99	(88)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, at fair value	855	320
Mortgage loans	55	86
Other invested assets	6	4
Short-term investments	8	46
Payments for the purchase/origination of:
Fixed maturity securities, at fair value	(916)	(720)
Mortgage loans	(37)	(9)
Other invested assets	—	(4)
Short-term investments	—	(37)
Other, net	—	1
Short-term loan to parent	(50)	—
Cash flows used in investing activities	(79)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net policyholder's account withdrawals	(158)	(161)
Drafts outstanding	(3)	(22)
Secured borrowing arrangements:
Net repayments related to repurchase agreements with maturities three months or less	(66)	(93)
Gross proceeds related to repurchase agreements with maturities greater than three months	294	501
Gross repayments related to repurchase agreements with maturities greater than three months	—	(200)
Net proceeds related to securities lending with maturities three months or less	2	6
Dividend to parent	—	(150)
Cash flows from (used) in financing activities	69	(119)
NET CHANGE IN CASH AND CASH EQUIVALENTS	89	(520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563	940
CASH AND CASH EQUIVALENTS, END OF PERIOD	$652	$420
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

Funding Agreements and Funding Agreement Backed Notes

In September 2025, the Company established a funding agreement backed notes (FABN) program that allows Fortitude Global Funding (FGF), a special-purpose unaffiliated trust, to offer FABNs to institutional investors. In October 2025, FGF purchased $500 million of funding agreements from FLIAC using the net proceeds from notes issued under the FABN program. The funding agreements issued by FLIAC have matching interest and maturity payment terms with the associated notes issued under the FABN program. The board-authorized capacity under the FABN program is $3 billion. See “New Reinsurance Transactions” below for further information regarding the funding agreements.

New Reinsurance Transactions

In October 2025, FLIAC closed on a reinsurance agreement to cede, on a modified coinsurance basis, at least 85% of the funding agreement liabilities associated with the FABN program to a Bermuda-domiciled affiliate of the Company.

In October 2025, FLIAC closed on a flow reinsurance agreement with an unaffiliated subsidiary of a U.S. based life insurance company to assume, on a coinsurance basis, certain newly-written fixed annuity policies.

Fair Value of Insurance Liabilities - Actuarial Assumption Updates

In the third quarter of both 2025 and 2024, the Company completed its annual review of actuarial assumptions related to its fair value of insurance liabilities. Based on those reviews, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits and certain other insurance contracts, which resulted in an increase (decrease) in its fair value of insurance liabilities of $11 million and $(3) million during the third quarters of 2025 and 2024, respectively.

The impact of the respective assumption updates on the Consolidated Statement of Operations was included within "Policyholder benefits and changes in fair value of insurance liabilities".

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

Revision to Previously Issued Consolidated Statements of Cash Flows

In 2024, we identified an error that impacted our previously issued consolidated statements of cash flows for the nine months ended September 30, 2024. It was determined that the gross proceeds and gross repayments related to repurchase agreements with original maturity dates greater than three months were overstated by $101 million and $99 million, respectively. The net repayments related to repurchase agreements with original maturities of three months or less were overstated by $2 million. These revisions resulted in overall offsetting changes that were contained within “Cash Flows from Financing Activities”.

We assessed the materiality of the error on our prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections, and concluded that this error was not material to the prior period. However, we determined it was appropriate to correctly present and revise the consolidated statements of cash flows for the impacted prior period.

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

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of an Accounting Standards Update (“ASU”) to the ASC. We consider the applicability and impact of all ASUs in our preparation of the financial statements. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

ASUs issued but not yet adopted as of September 30, 2025:

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

The Ceded Business represents certain business (primarily registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities) where 100 percent of the assets and liabilities have been fully ceded to The Prudential Insurance Company of America (“Prudential Insurance”) and Pruco Life Insurance Company (“Pruco Life”) under existing coinsurance and modified coinsurance agreements. At September 30, 2025 and December 31, 2024, we had a gross modified coinsurance payable of $1,888 million and $1,757 million, respectively, equal to the assets held in the Ceded Business, which are included in the net modified coinsurance payable on the consolidated statements of financial position.

The following are the consolidated statements of financial position by segment:

	September 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,279	$1,784	$6,063	$4,062	$1,727	$5,789
Cash and cash equivalents	502	150	652	498	65	563
Accrued investment income	49	9	58	46	12	58
Reinsurance recoverables	—	159	159	—	163	163
Deposit asset	—	314	314	—	364	364
Income taxes	96	—	96	76	—	76
Other assets	100	—	100	69	—	69
Separate account assets	20,710	2,030	22,740	20,842	2,015	22,857
TOTAL ASSETS	$25,736	$4,446	$30,182	$25,593	$4,346	$29,939

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,199	$2,248	$4,447	$2,196	$2,184	$4,380
Net modified coinsurance payable	—	144	144	—	145	145
Liabilities associated with secured borrowing arrangements	1,449	2	1,451	1,200	—	1,200
Other liabilities	240	22	262	206	2	208
Separate account liabilities	20,710	2,030	22,740	20,842	2,015	22,857
TOTAL LIABILITIES	$24,598	$4,446	$29,044	$24,444	$4,346	$28,790

TOTAL EQUITY	1,138	—	1,138	1,149	—	1,149
TOTAL LIABILITIES AND EQUITY	$25,736	$4,446	$30,182	$25,593	$4,346	$29,939

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
The following is comprehensive income (loss) by segment:

	Three Months Ended September 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$5	$—	$5	$6	$—	$6
Policy charges and fee income	106	—	106	116	—	116
Net investment income (1)	59	15	74	60	16	76
Asset management and service fees	22	—	22	24	—	24
Other income	—	1	1	3	—	3
Investment gains (losses), net	(151)	95	(56)	155	79	234
TOTAL REVENUES	41	111	152	364	95	459

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	(79)	111	32	345	95	440
Commission expense	22	—	22	22	—	22
General, administrative and other expenses (2)	16	—	16	21	—	21
TOTAL BENEFITS AND EXPENSES	(41)	111	70	388	95	483
INCOME(LOSS) FROM OPERATIONS BEFORE INCOME TAXES	82	—	82	(24)	—	(24)
Less: Income tax expense (benefit)	63	—	63	(1)	—	(1)
NET INCOME (LOSS)	$19	$—	$19	$(23)	$—	$(23)
Other comprehensive loss, before tax:
Changes in own-credit risk related to insurance liabilities	(87)	—	(87)	(4)	—	(4)
Less: Income tax benefit	(18)	—	(18)	(1)	—	(1)
Other comprehensive loss, net of taxes	(69)	—	(69)	(3)	—	(3)
COMPREHENSIVE LOSS	$(50)	$—	$(50)	$(26)	$—	$(26)

(1) For the three months ended September 30, 2025 and 2024, investment expenses within the Retained Business include $16 million and $18 million, respectively, of expense related to liabilities associated with repurchase agreements.
(2) Represents “other segment items,” which include expense charges and allocations from FGH, reinsurer expense allowances, professional service fees, and certain other miscellaneous expenses.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$22	$—	$22	$24	$—	$24
Policy charges and fee income	316	—	316	341	—	341
Net investment income (1)	163	47	210	175	46	221
Asset management and service fees	65	—	65	70	—	70
Other income (loss)	(2)	1	(1)	5	—	5
Investment gains (losses), net	(277)	158	(119)	(449)	215	(234)
TOTAL REVENUES	287	206	493	166	261	427

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	152	206	358	(73)	261	188
Commission expense	64	—	64	68	—	68
General, administrative and other expenses (2)	48	—	48	59	—	59
TOTAL BENEFITS AND EXPENSES	264	206	470	54	261	315
INCOME FROM OPERATIONS BEFORE INCOME TAXES	23	—	23	112	—	112
Less: Income tax expense (benefit)	(3)	—	(3)	20	—	20
NET INCOME	$26	$—	$26	$92	$—	$92
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	(47)	—	(47)	44	—	44
Less: Income tax expense (benefit)	(10)	—	(10)	9	—	9
Other comprehensive income (loss), net of taxes	(37)	—	(37)	35	—	35
COMPREHENSIVE INCOME (LOSS)	$(11)	$—	$(11)	$127	$—	$127

(1) For the nine months ended September 30, 2025 and 2024, investment expenses within the Retained Business include $47 million and $51 million, respectively, of expense related to liabilities associated with repurchase agreements.
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

	September 30, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$515	$—	$—	$515
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,652	—	—	2,652
U.S. corporate private securities	—	143	224	—	367
Foreign corporate public securities	—	276	—	—	276
Foreign corporate private securities	—	30	69	—	99
Asset-backed securities (2)	—	1,060	103	—	1,163
Commercial mortgage-backed securities	—	29	—	—	29
Residential mortgage-backed securities	—	114	—	—	114
Total fixed maturity securities	—	4,820	396	—	5,216
Mortgage loans (3)	—	—	344	—	344
Cash and cash equivalents	652	—	—	—	652
Other invested assets - derivatives	1	1,133	—	(668)	466
Deposit asset	—	—	314	—	314
Reinsurance recoverables	—	—	159	—	159
Subtotal excluding separate account assets	653	5,953	1,213	(668)	7,151
Separate account assets	—	22,740	—	—	22,740
Total assets	$653	$28,693	$1,213	$(668)	$29,891
Liabilities
Insurance liabilities	$—	$—	$4,447	$—	$4,447
Other liabilities - derivatives	12	1,384	—	(1,288)	108
Net modified coinsurance payable	—	—	144	—	144
Separate account liabilities	—	22,740	—	—	22,740
Total liabilities	$12	$24,124	$4,591	$(1,288)	$27,439
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of September 30, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $6 million.

Excluded from the above chart are private equity funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At September 30, 2025, the fair value of these private equity funds was $23 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	September 30, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$436	$—	$—	$436
U.S. corporate public securities	—	1,907	—	—	1,907
U.S. corporate private securities	—	—	223	—	223
Foreign corporate public securities	—	115	—	—	115
Foreign corporate private securities	—	—	67	—	67
Asset-backed securities (2)	—	1,019	82	—	1,101
Commercial mortgage-backed securities	—	29	—	—	29
Residential mortgage-backed securities	—	6	—	—	6
Total fixed maturity securities	—	3,512	372	—	3,884
Mortgage loans (3)	—	—	344	—	344
Cash and cash equivalents	502	—	—	—	502
Other invested assets - derivatives	1	652	—	(635)	18
Subtotal excluding separate account assets	503	4,164	716	(635)	4,748
Separate account assets	—	20,710	—	—	20,710
Total assets	$503	$24,874	$716	$(635)	$25,458
Liabilities
Insurance liabilities	$—		$2,199		$2,199
Other liabilities - derivatives	12	1,345	—	(1,255)	102
Separate account liabilities	—	20,710	—	—	20,710
Total liabilities	$12	$22,055	$2,199	$(1,255)	$23,011

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of September 30, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $6 million.

Excluded from the above chart are private equity funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At September 30, 2025 the fair values of these private equity funds was $23 million.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	September 30, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$79	$—	$—	$79
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	745	—	—	745
U.S. corporate private securities	—	143	1	—	144
Foreign corporate public securities	—	161	—	—	161
Foreign corporate private securities	—	30	2	—	32
Asset-backed securities (2)	—	41	21	—	62
Residential mortgage-backed securities	—	108	—	—	108
Total fixed maturity securities	—	1,308	24	—	1,332
Cash and cash equivalents	150	—	—	—	150
Other invested assets - derivatives	—	481	—	(33)	448
Deposit asset	—	—	314	—	314
Reinsurance recoverables	—	—	159	—	159
Subtotal excluding separate account assets	150	1,789	497	(33)	2,403
Separate account assets	—	2,030	—	—	2,030
Total assets	$150	$3,819	$497	$(33)	$4,433
Liabilities
Insurance liabilities	$—	$—	$2,248	$—	$2,248
Other liabilities - derivatives	—	39	—	(33)	6
Net modified coinsurance payable	—	—	144	—	144
Separate account liabilities	—	2,030	—	—	2,030
Total liabilities	$—	$2,069	$2,392	$(33)	$4,428

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

	September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$179	Discounted cash flow	Discount rate	4.70%	8.63%	6.57%	Decrease
Foreign corporate private securities	46	Discounted cash flow	Discount rate	4.91%	7.01%	6.03%	Decrease
Asset-backed securities	25	Discounted cash flow	Discount rate	5.20%	10.94%	7.99%	Decrease

Mortgage loans
Residential mortgage loans	266	Discounted cash flow	Discount rate	4.75%	10.82%	6.65%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	5.94%	6.61%	6.35%	Decrease
Total Mortgage loans	344

Ceded business
Asset-backed securities	15	Discounted cash flow	Discount rate	1.99%	1.99%	1.99%	Decrease
Foreign corporate private securities	2	Discounted cash flow	Discount rate	11.26%	20.00%	12.86%	Decrease
Deposit asset	314	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	159	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business	$2,199	Discounted cash flow	Equity volatility curve (2)	15%	26%		Increase
			Lapse rate (3)	0.55%	13%		Decrease
			Spread over risk free (4)	0.00%	1.91%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Ceded business	2,248	Discounted cash flow	Equity volatility curve (2)	15%	26%		Increase
			Lapse rate (3)	0.55%	13%		Decrease
			Spread over risk free (4)	0.50%	0.50%		Decrease
			Utilization rate (5)	87.5%	100%		Increase
			Withdrawal rate (6)	See table footnote (6) below.
			Mortality rate (7)	0%	16%		Decrease

Net modified coinsurance payable	144	Fair values are determined using the same unobservable inputs as insurance liabilities.
Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of September 30, 2025, fixed maturity securities of $122 million and $7 million were excluded from the Retained business and Ceded business, respectively, under this criteria.

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
(6)    The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption was 83% and 84% maximum withdrawal rate assumption may be greater than 98.5% and 100% respectively. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2025
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$269	$4	$—	$—	$—	$(49)	$(1)	$—	$—	$223	$4
Foreign corporate private securities	68	(1)	—	—	—	—	—	—	—	67	—
Asset-backed securities	52	1	17	—	—	—		12	—	82	1
Mortgage loans
Residential mortgage loans	276	1	3	—	—	(13)	(1)	—	—	266	1
Commercial mortgage loans	78	—	—	—	—	—	—	—	—	78	—
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	7	—	15	—	—	(1)	—	—	—	21	—
Foreign corporate private securities	4	—	1	—	—	(3)	—	—	—	2	—
Deposit asset	342	(28)	—	—	—	—	—	—	—	314	—
Reinsurance recoverables	173	(14)	—	—	—	—	—	—	—	159	—
Net modified coinsurance receivable (payable)	(145)	1	—	—	—	—	—	—	—	(144)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2025
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$271	$7	$—	$—	$—	$(78)	$23	$—	$—	$223	$7
Foreign corporate private securities	64	3	—	—	—	—	—	—	—	67	3
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—	—	—
Asset-backed securities	70	2	27	—	—	(5)	(25)	13	—	82	2
Mortgage loans
Residential mortgage loans	286	(4)	37	—	—	(52)	(1)	—	—	266	(4)
Commercial mortgage loans	78	—	—	—	—	—	—	—	—	78	—
Ceded Business
U.S. corporate private securities	1	—	—	—	—	—	—	—	—	1	—
Asset-backed securities	11	—	15	—	—	(5)		—	—	21	—
Foreign corporate private securities	4	—	8	—	—	(10)		—	—	2	—
Deposit asset	364	(50)	—	—	—	—	—	—	—	314	—
Reinsurance recoverables	163	(4)	—	—	—	—	—	—	—	159	—
Net modified coinsurance receivable (payable)	(145)	1	—	—	—	—	—	—	—	(144)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$267	$8	$—	$—	$—	$—	$—	$—	$—	$275	$7
Foreign corporate private securities	56	3	—	—	—	—	—	—	—	59	3
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	259	2	9	—	—	(2)	—	—	—	268	3
Mortgage loans
Residential mortgage loans	305	—	2	—	—	(30)	—	—	—	277	5
Commercial mortgage loans	77	(1)	—	—	—	—	—	—	—	76	—
Ceded Business
U.S. corporate private securities	2	—	—	—	—	—	—	—	—	2	—
Asset-backed securities	16	—	—	—	—	(3)	—	—	—	13	—
Short-term investments	—	—	3			(3)				—	—
Deposit asset	404	(14)	—	—	—	—	—	—	—	390	—
Reinsurance recoverables	151	28	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	(128)	8	—	—	—	—	—	—	—	(120)	—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2024
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$7	$24	$—	$—	$—	$—	$—	$—	$275	$7
Foreign corporate private securities	56	3	—	—	—	—	—	—	—	59	3
Residential mortgage-backed securities	5	—	—	—	—	—	—	—	—	5	—
Asset-backed securities	246	1	27	—	—	(6)	—	—	—	268	1
Mortgage loans
Residential mortgage loans	361	3	9	—		(96)	—	—	—	277	4
Commercial mortgage loans	76	—	—	—	—	—	—	—	—	76	—
Ceded Business
U.S. corporate private securities	1	—	1	—	—	—	—	—	—	2	—
Asset-backed securities	—	—	28	—	—	(5)	—	—	(10)	13	—
Foreign corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Short-term investments	4	—	6	—	—	(10)		—	—	—	—
Deposit asset	438	(45)	—	—	—	—	(3)	—	—	390	—
Reinsurance recoverables	206	(27)	—	—	—	—	—	—	—	179	—
Net modified coinsurance receivable (payable)	(78)	(42)	—	—	—	—	—	—	—	(120)	—

(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended September 30, 2025
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,271	$(330)	$138	$89	$31	$—	$2,199
Ceded Business	2,217	(109)	105	27	8	—	2,248

	Nine Months Ended September 30, 2025
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,196	$(801)	$525	$129	$150	$—	$2,199
Ceded Business	2,184	(293)	273	60	24	—	2,248

	Three Months Ended September 30, 2024
		Incurred losses
	Fair Value, beginning of period	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,233	$(285)	$144	$384	$36	$—	$2,512
Ceded Business	2,153	(54)	52	89	2	—	2,242

	Nine Months Ended September 30, 2024
		Incurred losses
	Fair Value, beginning of year	Reduction in estimates of ultimate losses	Increase in estimates of ultimate losses	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of period
	(in millions)
Insurance Liabilities
Retained Business	$2,835	$(791)	$357	$2	$109	$—	$2,512
Ceded Business	2,168	(246)	270	44	6	—	2,242

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

	September 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(4)	$(4)	$—	$(43)	$(43)
Modified coinsurance receivable	—	132	132	—	87	87
Deposit asset	—	(50)	(50)	—	(74)	(74)
Liabilities:
Insurance liabilities	$3	$64	$67	$(639)	$16	$(623)

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

	September 30, 2025
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$58	$—	$58	$58
Other invested assets - Other	—	—	11	11	11
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,455	$—	$1,455	$1,449
Securities lending transactions	—	2	—	2	2

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	December 31, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$58	$—	$58	$58
Other invested assets - Other	26	—	11	37	37
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,220	$—	$1,220	$1,200

5.    INVESTMENTS

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	September 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$1	$1	$—	$1	$1
Real estate-related	—	3	3	—	3	3
Subtotal equity method	—	4	4	—	4	4
Fair value:
Private equity	23	—	23	27	—	27
Total LPs/LLCs	23	4	27	27	4	31
Derivative instruments	18	448	466	14	313	327
Other	10	—	10	37	—	37
Total other invested assets	$51	$452	$503	$78	$317	$395

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$43	$9	$52	$43	$12	$55
Mortgage loans	4	—	4	1	—	1
Short-term investments and cash equivalents	2	—	2	2	—	2
Total accrued investment income	$49	$9	$58	$46	$12	$58

The aggregate fair value of mortgage loans that were 90 days or more past due and in non-accrual status were $1 million and $3 million as of September 30, 2025 and December 31, 2024, respectively.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Net Investment Income

The following tables set forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$58	$14	$72	$59	$16	$75
Mortgage loans	6	—	6	7	—	7
Other invested assets	1	—	1	—	—	—
Short-term investments and cash equivalents	13	1	14	9	—	9
Gross investment income	78	15	93	75	16	91
Less: investment expenses (1)	(19)	—	(19)	(15)	—	(15)
Net investment income	$59	$15	$74	$60	$16	$76

	Nine Months Ended September 30
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities	$161	$44	$205	$181	$41	$222
Mortgage loans	20	—	20	23	—	23
Other invested assets	2	—	2	3	(1)	2
Short-term investments and cash equivalents	34	3	37	23	6	29
Gross investment income	217	47	264	230	46	276
Less: investment expenses (2)	(54)	—	(54)	(55)	—	(55)
Net investment income	$163	$47	$210	$175	$46	$221

(1) For the three months ended September 30, 2025 and 2024, investment expenses within the Retained Business includes $16 million and $18 million, respectively, of expense related to liabilities associated with repurchase agreements.
(2) For the nine months ended September 30, 2025 and 2024, investment expenses within the Retained Business includes $47 million and $51 million, respectively, of expense related to liabilities associated with repurchase agreements.

The activity included in the above charts include interest income on investments for which we have elected the fair value option, where applicable.

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30, 2025
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$73	$(10)	$63	$5	$—	$5	$78	$(10)	$68
Mortgage loans	1	—	1	—	—	—	1	—	1
Derivatives	—	(215)	(215)	—	90	90	—	(125)	(125)
Total	$74	$(225)	$(151)	$5	$90	$95	$79	$(135)	$(56)

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30, 2025
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$138	$(60)	$78	$25	$—	$25	$163	$(60)	$103
Mortgage loans	(4)	—	(4)	—	—	—	(4)	—	(4)
Derivatives	—	(351)	(351)	—	133	133	—	(218)	(218)
Total	$134	$(411)	$(277)	$25	$133	$158	$159	$(278)	$(119)

	Three Months Ended September 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$190	$1	$191	$37	$—	$37	$227	$1	$228
Mortgage loans	4	(2)	2	—	—	—	4	(2)	2
Derivatives	—	(38)	(38)	—	42	42	—	4	4
Total	$194	$(39)	$155	$37	$42	$79	$231	$3	$234

	Nine Months Ended September 30, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities	$38	$1	$39	$23	$—	$23	$61	$1	$62
Mortgage loans	4	—	4	—	—	—	4	—	4
Derivatives	—	(492)	(492)	—	192	192	—	(300)	(300)
Total	$42	$(491)	$(449)	$23	$192	$215	$65	$(299)	$(234)

Secured Borrowing Arrangements

In the normal course of business, FLIAC sells securities under agreements to repurchase and enters into securities lending transactions. These balances are recorded within "Liabilities associated with secured borrowing arrangements" in the consolidated statements of financial position.

Repurchase Agreements

The following table sets forth, by type, the securities that we have agreed to repurchase, all of which are contained in the Retained Business. The below amounts represent the remaining contractual maturities of our repurchase agreements for the periods indicated:

	September 30, 2025				December 31, 2024
	Up to 30 days	30-90 days	Greater than 90 days	Total	Up to 30 days	30-90 days	Greater than 90 days	Total
	(in millions)
U.S. corporate public securities	$392	$555	$502	$1,449	$203	$495	$502	$1,200

The market value of the securities posted as collateral under the repurchase agreements was $1,396 million and $1,224 million as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, and 2024 the Company received (returned) a net $22 million and $(24) million, respectively, of fixed maturity securities to/from counterparties, on a non-cash basis, related to collateral for liabilities associated with repurchase agreements contained within the Retained Business.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Securities Lending Transactions

As of September 30, 2025 there were $2 million of liabilities associated with securities lending transactions, all of which are included in the Ceded Business. The remaining contractual maturity of these liabilities are considered "overnight and continuous". The market value of the foreign corporate public debt securities that were loaned under these transactions was $2 million. There were no outstanding securities lending agreements as of December 31, 2024.

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

	September 30, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type	Gross Notional Values/Units	Fair Value		Gross Notional Values/Units	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Retained Business
Interest Rate
Interest rate swaps	$86,282	$573	$(979)	$40,347	$384	$(822)
Interest rate options	215	—	(32)	215	—	(22)
Equity
Equity futures	(444)	1	(12)	(799)	36	(9)
Total return swaps	1,234	6	(122)	1,079	89	(67)
Equity options	3,090	71	(212)	3,460	117	(167)
Currency/Interest Rate
Foreign currency swaps	49	2	—	46	3	—
Total Derivatives, Retained Business	90,426	653	(1,357)	44,348	629	(1,087)

Ceded Business
Interest Rate
Interest rate swaps	285	8	(4)	285	15	(7)
Equity
Total return swaps	135	—	(6)	250	1	—
Equity options	2,468	472	(29)	2,468	327	(27)
Currency/Interest Rate
Foreign currency swaps	30	1	—	33	4	—
Total Derivatives, Ceded Business	2,918	481	(39)	3,036	347	(34)
Total Derivatives (1)	$93,344	$1,134	$(1,396)	$47,384	$976	$(1,121)

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

	September 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$653	$(611)	$(24)	$18	$—	$18
Ceded Business	481	(29)	(4)	448	—	448
Total	$1,134	$(640)	$(28)	$466	$—	$466

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,357	$(611)	$(644)	$102	$(102)	$—
Ceded Business	39	(29)	(4)	6	—	6
Total	$1,396	$(640)	$(648)	$108	$(102)	$6
Repurchase agreements	$1,449	$—	$—	$1,449	$(1,449)	$—
Securities lending transactions	$2	$—	$—	$2	$(2)	$—

	December 31, 2024
`	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$629	$(491)	$(124)	$14	$—	$14
Ceded Business	347	(34)	—	313	—	313
Total	$976	$(525)	$(124)	$327	$—	$327

Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,087	$(491)	$(510)	$86	$(86)	$—
Ceded Business	34	(34)	—	—	—	—
Total	$1,121	$(525)	$(510)	$86	$(86)	$—
Repurchase agreements	$1,200	$—	$—	$1,200	$(1,200)	$—

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

The following tables provide the financial statement classification and impact of derivatives, by segment.

	Three Months Ended September 30
	2025			2024
	Investment gains (losses), net	Other income (loss)	Total	Investment gains (losses), net	Other income (loss)	Total
	(in millions)
Retained Business
Interest Rate	$(6)	$—	$(6)	$77	$—	$77
Currency/Interest Rate	—	3	3	—	—	—
Credit	—	—	—	—	—	—
Equity	(209)	—	(209)	(115)	—	(115)
Total, Retained Business	(215)	3	(212)	(38)	—	(38)
Ceded Business
Interest Rate	1	—	1	(2)	—	(2)
Currency/Interest Rate	—	—	—	(1)	—	(1)
Equity	89	—	89	45	—	45
Total, Ceded Business	90	—	90	42	—	42
Total	$(125)	$3	$(122)	$4	$—	$4

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements

	Nine Months Ended September 30
	2025			2024
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(7)	$—	$(7)	$(16)	$—	$(16)
Currency/Interest Rate	—	(5)	(5)	—	3	3
Credit	—	—	—	3	—	3
Equity	(344)	—	(344)	(479)	—	(479)
Total, Retained Business	(351)	(5)	(356)	(492)	3	(489)
Ceded Business
Interest Rate	—	—	—	1	—	1
Currency/Interest Rate	(3)	—	(3)	—	—	—
Equity	136	—	136	191	—	191
Total, Ceded Business	133	—	133	192	—	192
Total	$(218)	$(5)	$(223)	$(300)	$3	$(297)

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes.”

For the three months ended September 30, 2025, the Company's income tax provision amounted to an income tax expense of $63 million, or approximately 77 percent of income from operations before income taxes. For the nine months ended September 30, 2025, the Company's income tax provision amounted to an income tax benefit of $3 million, or approximately (15) percent of income from operations before income taxes. For the three months ended September 30, 2025, the effective tax rate differed from the U.S. statutory tax rate of 21 percent due primarily to an increase in the projected annual pre-tax income for 2025, resulting in a substantial reversal of the income tax benefit that was recorded during the second quarter of 2025. Impacting the difference between the effective tax rate and the U.S. statutory rate for both the three and nine months ended September 30, 2025, were certain permanent tax deductions related to dividends received deductions and transfer pricing.

For the three months ended September 30, 2024, the Company's income tax provision amounted to an income tax benefit of $1 million, or approximately 4 percent of loss from operations before income tax. For the nine months ended September 30, 2024, the Company's income tax provision amounted to an income tax expense of $20 million or approximately 18 percent of income from operations before income taxes. The effective tax rate differed from the U.S. statutory tax rate of 21 percent in each period due primarily to non-taxable investment income and intercompany cost allocations.

Valuation Allowance on Deferred Tax Assets

The application of U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not expected to be realized, including an assessment of the character of future income necessary to realize a deferred tax asset. As of September 30, 2025 and December 31, 2024, the Company had a valuation allowance of $51 million and $50 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The slight increase in the valuation allowance is primarily driven by realized losses on certain of our fixed maturity securities.

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
Other Tax Matters

In July 2025, H.R.1, known as the “One Big Beautiful Bill Act” was signed into law. H.R.1 includes a broad range of tax reform provisions that are expected to impact businesses across numerous sectors of the U.S. economy. We evaluated the potential impacts of H.R.1 on the Company and do not expect it will have a material impact on its financial position or results of operations in 2025.

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

In September 2024, the Company's board of directors approved a $150 million dividend, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of September 30, 2024. During the fourth quarter of 2024, the Company received written approval from the Arizona DIFI and paid, in cash, the $150 million extraordinary dividend to FGH.

During the three and nine months ended September 30, 2025, the Company did not pay dividends to FGH and there were no dividends approved by the Company’s board of directors.

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

9.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of September 30, 2025 and December 31, 2024, the Company had commitments totaling $187 million and $224 million, respectively, to purchase private fixed maturity securities and alternative investments. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 10 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2025, the aggregate range of reasonably possible losses in excess of recoveries from unaffiliated indemnitors regarding litigation and regulatory matters, for which such an estimate currently can be made, is not considered to be material and no accrual has been made regarding such matters. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions or time incurred in providing the respective services. During the three and nine months ended September 30, 2025, FLIAC was allocated $9 million and $26 million, respectively, of costs for these services. During the three and nine months ended September 30, 2024, FLIAC was allocated $10 million and $31 million, respectively, of costs for these services.

Affiliated Investment and Advisory Activities

FLIAC is affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund has a 38.53% equity investment in its parent, FGH. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management. As of September 30, 2025 and December 31, 2024, assets under management had a market value of $383 million and $490 million, respectively, and were comprised primarily of private credit fixed income assets. FLIAC recognized $10 million and $22 million of investment income on such assets during the three and nine months ended September 30, 2025, respectively. FLIAC recognized $8 million and $30 million of net investment income on such assets during the three and nine months ended September 30, 2024, respectively.

In connection with the investment management agreements, as of September 30, 2025 and December 31, 2024, FLIAC had unfunded commitments of $1 million and $44 million, respectively, to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within "Investment gains (losses), net" on the consolidated statements of operations. The table below shows affiliated asset trades for the nine months ended September 30, 2025. There were no affiliated asset transfers during the nine months ended September 30, 2024.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Investment Gains (Losses), net
				(in millions)
Fortitude Re Investments, LLC	January 2025	Sale	Fixed Maturity Securities	$13	$13	$—

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
11.  SEPARATE ACCOUNTS

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts is as follows:

	September 30, 2025			December 31, 2024
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Mutual funds:
Equity	$14,431	$1,415	$15,846	$14,256	$1,378	$15,634
Fixed income	6,266	614	6,880	6,497	628	7,125
Other	13	1	14	89	9	98
Total mutual funds	$20,710	$2,030	$22,740	$20,842	$2,015	$22,857

Separate Account Liabilities

The balances of and changes in separate account liabilities, at fair value, are as follows:

	Nine Months Ended September 30,
	2025			2024
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Balance, beginning of year	$20,842	$2,015	$22,857	$21,800	$2,070	$23,870
Deposits	20	3	23	26	3	29
Investment performance	2,173	209	2,382	2,505	240	2,745
Policy charges	(314)	(25)	(339)	(339)	(27)	(366)
Surrenders and withdrawals	(2,018)	(208)	(2,226)	(2,117)	(194)	(2,311)
Benefit payments	(34)	(2)	(36)	(33)	(3)	(36)
Net transfers from general account	41	38	79	55	24	79
Balance, end of period	$20,710	$2,030	$22,740	$21,897	$2,113	$24,010

Cash surrender value	$20,688	$2,027	$22,715	$21,874	$2,109	$23,983

Fortitude Life Insurance & Annuity Company
Notes to Unaudited Interim Consolidated Financial Statements
12.    CREDIT AND LIQUIDITY AGREEMENTS

Letter of Credit Facilities

During the second quarter of 2025, the Company was added as a participant to two uncommitted bilateral letter of credit agreements to support its collateral requirements, which allows it to issue up to $300 million under these facilities. Both letter of credit agreements were initially established for certain of the Company's affiliates. Both agreements contain certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize the facilities is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with these facilities. The Company has not utilized either credit facility since being added as a participant.

The Company is also eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (“CAL”) Risk-based Capital ratio of 250% to maintain the agreement. As of September 30, 2025, there were no amounts outstanding under this credit facility.

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

During the second quarter of 2025, the Company loaned $50 million of funds to FGH under the agreement. The loan, which had an initial maturity date in September 2025, was extended to December 2025 and remained outstanding as of September 30, 2025.

The Company did not borrow any funds under the agreement during the three and nine months ended September 30, 2025 and neither borrowed nor loaned any funds during the three and nine months ended September 30, 2024.

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

Funding Agreements and Funding Agreement Backed Notes

In September 2025, the Company established a funding agreement backed notes (FABN) program that allows Fortitude Global Funding (FGF), a special-purpose unaffiliated trust, to offer FABNs to institutional investors. In October 2025, FGF purchased $500 million of funding agreements from FLIAC using the net proceeds from notes issued under the FABN program. The funding agreements issued by FLIAC have matching interest and maturity payment terms with the associated notes issued under the FABN program. The board-authorized capacity under the FABN program is $3 billion. See “New Reinsurance Transactions” below for further information regarding the funding agreements.

New Reinsurance Transactions

In October 2025, FLIAC closed on a reinsurance agreement to cede, on a modified coinsurance basis, 85% of the funding agreement liabilities associated with the FABN program to a Bermuda-domiciled affiliate of the Company.

In October 2025, FLIAC closed on a flow reinsurance agreement with an unaffiliated subsidiary of a U.S. based life insurance company to assume, on a coinsurance basis, certain newly-written fixed annuity policies.

Fair Value of Insurance Liabilities - Actuarial Assumption Updates

In the third quarter of both 2025 and 2024, the Company completed its annual review of actuarial assumptions related to its fair value of insurance liabilities. Based on those reviews, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits and certain other insurance contracts, which resulted in an increase (decrease) in its fair value of insurance liabilities of $11 million and $(3) million during the third quarters of 2025 and 2024, respectively.

The impact of the respective assumption updates on the Consolidated Statement of Operations was included within "Policyholder benefits and changes in fair value of insurance liabilities".

The assumptions used in establishing our insurance liabilities are generally based on the Company’s experience, industry experience, market observable data, and/or other factors, as applicable. The Company evaluates its actuarial assumptions at least annually and updates them as appropriate, unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term. See Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion regarding significant assumptions related to our fair value of insurance liabilities.

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

ASUs issued but not yet adopted as of September 30, 2025:

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

Retained Business

Assets increased $143 million to $25,736 million at September 30, 2025 from $25,593 million at December 31, 2024. The increase was primarily driven by higher fair values related to fixed maturity securities, reflecting a decline in interest rates during 2025. Partially offsetting the overall increase in assets were lower fair values associated with equity derivatives resulting from higher equity market movements, and a decline in separate account assets driven by expected policyholder surrenders and withdrawals, partially offset by higher asset values due to favorable equity market movements and a decline in interest rates.

Liabilities increased $154 million to $24,598 million at September 30, 2025 from $24,444 million at December 31, 2024. The increase was primarily driven by higher liabilities associated with secured borrowing arrangements, partially offset by a decline in separate account liabilities, corresponding to the decrease in separate account assets, as discussed above.

Equity decreased $11 million to $1,138 million at September 30, 2025 from $1,149 million at December 31, 2024, driven by the $37 million year-to-date increase in the own-credit risk (OCR) component of the fair value of insurance liabilities, resulting in an unfavorable impact to accumulated other comprehensive loss, which was partially offset by year-to-date net income of $26 million.

Ceded Business

Assets increased $100 million to $4,446 million at September 30, 2025 from $4,346 million at December 31, 2024. The increase was primarily driven by higher fair values associated with equity options, driven by higher equity market movements, partially offset by lower reinsurance recoverables and a decline in the deposit asset due to the expected run off of the business.

Liabilities increased $100 million to $4,446 million at September 30, 2025 from $4,346 million at December 31, 2024. The increase was primarily driven by a higher fair value of insurance liabilities resulting from a decline in interest rates, which was partially offset by the impact of higher equity market movements.

There was no equity within our Ceded Business at both September 30, 2025 and December 31, 2024 as the assets are fully offset by the liabilities.

Results of Operations

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Quarter-to-Date Comparison to Prior Period

Retained Business

Income from operations before income taxes was $82 million for the three months ended September 30, 2025 compared to a loss from operations before income taxes of $24 million for the three months ended September 30, 2024. The improvement was driven by the net favorable impact of higher equity market movements and lower interest rates on derivatives and insurance liabilities during the three months ended September 30, 2025, compared to the net unfavorable impact of similar movements during the three months ended September 30, 2024. Also contributing to the favorable movement during the three months ended September 30, 2025 was the impact of tightening credit spreads on fixed maturity securities, which had an offsetting impact regarding the own-credit risk (OCR) component of the fair value of insurance liabilities, which is reflected in other comprehensive income. Partially offsetting the overall favorable movement during the three months ended September 30, 2025, was the unfavorable impact of the annual assumption update during the third quarter of 2025.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Income from operations before income taxes was $23 million for the nine months ended September 30, 2025, compared to $112 million for the nine months ended September 30, 2024. The decrease was primarily driven by the net unfavorable impacts of declining interest rates and higher equity market movements during the nine months ended September 30, 2025, compared to the net favorable impacts of similar movements during the nine months ended September 30, 2024. Also contributing to the decline was the unfavorable relative impact of the annual assumption update during the third quarter of 2025 compared to the same period of 2024.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

REVENUES, BENEFITS, AND EXPENSES

Quarter-to-Date Comparison to Prior Period

Retained Business

Revenues were $41 million for the three months ended September 30, 2025 compared to $364 million during the three months ended September 30, 2024. The decrease was primarily driven by higher investment losses related to equity derivatives due to higher equity market movements during the 2025 period.

Benefits and expenses were $(41) million for the three months ended September 30, 2025 compared to $388 million during the three months ended September 30, 2024. The change was driven by favorable decreases in the fair value of insurance liabilities, excluding changes in OCR, resulting from higher equity market movements.

Ceded Business

There was no impact to the income from operations before income taxes as all revenues and expenses are ceded to Prudential Insurance or Pruco Life.

Year-to-Date Comparison to Prior Period

Retained Business

Revenues were $287 million for the nine months ended September 30, 2025 compared to $166 million for the nine months ended September 30, 2024. The favorable change was primarily driven by lower investment losses related to a decline in interest rates for the nine months ended September 30, 2025.

Benefits and expenses were $264 million for the nine months ended September 30, 2025 compared to $54 million for the nine months ended September 30, 2024. The increase was primarily driven by unfavorable changes in the fair value of insurance liabilities, excluding changes in OCR, resulting from a decline in interest rates during 2025. This unfavorable impact was partially offset by favorable equity market performance during 2025. In contrast, the comparable period of 2024 experienced stable interest rates and higher equity market movements, which resulted in favorable changes in the fair value of insurance liabilities, excluding changes in OCR, during the nine months ended September 30, 2024.

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

In September 2024, the Company's board of directors approved a $150 million dividend, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment and was not accrued for as of September 30, 2024. During the fourth quarter of 2024, the Company received written approval from the Arizona DIFI and paid, in cash, the $150 million extraordinary dividend to FGH.

During the three and nine months ended September 30, 2025, the Company did not pay dividends to FGH and there were no dividends approved by the Company’s board of directors.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, and fixed maturity securities. As of September 30, 2025 and December 31, 2024, the Company had liquid assets of $5.9 billion and $5.6 billion, respectively, which includes $1.5 billion of modified coinsurance assets contained within the Ceded business, for each respective period. As of September 30, 2025 and December 31, 2024, the portion of liquid assets comprised of cash and cash equivalents and short-term investments was $0.7 billion and $0.6 billion, respectively.

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

During the second quarter of 2025, the Company loaned $50 million of funds to FGH under the agreement. The loan, which had an initial maturity date in September 2025, was extended to December 2025 and remained outstanding as of September 30, 2025.

The Company did not borrow any funds under the agreement during the three and nine months ended September 30, 2025 and neither borrowed nor loaned any funds during the three and nine months ended September 30, 2024.

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

The Company is also eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (“CAL”) Risk-based Capital ratio of 250% to maintain the agreement. As of September 30, 2025, there were no amounts outstanding under this credit facility.

The maximum board-approved overall capacity of the letter of credit program is $1,500 million for all participants. The maximum board-approved amount for letters of credit that can be issued under this program for FLIAC is $500 million.

Secured Borrowing Arrangements

In the normal course of business, we may enter into repurchase agreements and securities lending transactions with unaffiliated financial institutions, which are typically large or highly rated, to earn spread income and facilitate trading activity. Under these agreements, the Company transfers securities to the counterparty and receives cash as collateral. The cash received is generally invested in short-term investments and fixed maturity securities. As of September 30, 2025, the amount of liabilities associated with these arrangements was $1,451 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, there have been no material changes in our economic exposure to market risk from December 31, 2024, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2024, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2025