Form 10-K
period 2025-12-31
FORTITUDE LIFE INSURANCE & ANNUITY CO
filed 2026-03-19
CIK 881453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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

As of March 19, 2026, 25,000 shares of the registrant’s Common Stock (par value $100) consisting of 100 voting shares and 24,900 non-voting shares, were outstanding. As of such date, Fortitude Group Holdings, LLC, a Delaware limited liability company, owned all of the registrant’s Common Stock.

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

PART 1
Item 1.  Business
Overview
Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiaries (collectively, “FLIAC”, “we”, or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”) and an indirect wholly-owned subsidiary of FGH Parent L.P. (“FGP”).

Product Information

Annuity Products

The Company has issued variable, index-linked, and fixed deferred and immediate annuities for individuals and groups in the United States of America and Puerto Rico. In addition, the Company has a relatively small in-force block of variable life insurance policies. The Company has ceased all new sales of its insurance products but has entered into reinsurance agreements to assume certain annuity business.

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

Funding Agreements

The Company has issued funding agreements to Fortitude Global Funding, an unaffiliated statutory trust, under a funding agreement backed note (“FABN”) program. The funding agreements have matching interest and maturity payment terms with the applicable notes issued under the FABN program.

Business Segmentation

The Company separates its business into two reportable segments, which are referred to as the “Retained Business” and the “Ceded Business”.

The Retained Business primarily consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products.

The Retained Business is actively managed by FLIAC management.

The Ceded Business represents the following:

•Registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities, where 100 percent of the assets and liabilities have been fully ceded to The Prudential Insurance Company of America (“Prudential Insurance”) and Pruco Life Insurance Company (“Pruco Life”) under existing coinsurance and modified coinsurance agreements.
•Funding agreements associated with a FABN program where at least 85 percent of the liabilities have been ceded, on a modified coinsurance basis, to a Bermuda-domiciled affiliate of the Company. The entirety of the funding agreement business is included within this segment. See “Funding Agreements and Funding Agreement Backed Notes (FABN)” contained within “Overview” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation for further information.
•Certain assumed deferred annuities where 100% percent of the liabilities are retroceded to a Bermuda-domiciled affiliate of the Company.

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

There was no significant novation activity during 2025 and 2024 and we do not expect significant future novation activity under the program. Since the acquisition of the Company in April 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

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

Retained Business Strategies

We manage the Retained Business with a focus on long-term economics and a willingness to sustain short-term volatility in our earnings, while remaining consistent with our risk appetite framework. Our overall business strategy is to generate above market risk adjusted returns by:

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

Reinsurance

The Company has entered into reinsurance agreements as both a ceding entity and an assuming entity. As a ceding entity, the exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our optional living benefit features. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

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

Group-Wide Supervision

The Bermuda Monetary Authority ("BMA") is the group supervisor for FGP. Accordingly, it is subject to group capital standards, additional examination as an insurance group, and participation in supervisory college activities as determined by the BMA and other competent authorities supervising the entities in the insurance group. The Arizona DIFI remains the supervisor of FLIAC along with its affiliated U.S. insurance subsidiaries under FGP and will coordinate its activities with the BMA regarding overall supervision of FGP.

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

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. An open financial examination covering FLIAC was closed in 2025 within no significant findings or actions taken.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions included expanding the NAIC designations used in the RBC calculation from six bond structures to twenty. Since its adoption, the new factors have not materially impacted our RBC calculations. More recently, the NAIC adopted a principles-based bond definition, effective January 1, 2025, to provide a framework for enhanced clarity and consistency of bond reporting. The new standard requires a determination of whether a security represents a creditor relationship based its substance, rather than solely the legal form of the instrument, and may result in certain structured securities formerly classified as bonds being accounted for as a riskier category of investment. The new standards did not have a material impact on our RBC calculation.

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

The Company has sold a wide array of annuities, including deferred and immediate variable and index-linked annuities. Some of our annuity products include (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), or (2) fixed-rate allocation options subject to a limited market value adjustment or no market value adjustment and not registered with the SEC. The Company has ceased all new sales of its insurance products but has entered into reinsurance agreements to assume certain annuity business. For more information on products, see “Item 1 Business - Products”.

Funding Agreements and Funding Agreement Backed Notes (FABN)

In October 2025, FLIAC issued $500 million of funding agreements to Fortitude Global Funding (FGF), an unaffiliated statutory trust. The issuance of these funding agreements was made within a FABN program whereby FGF uses the net proceeds from the notes issued under the program to purchase funding agreements from the Company. The funding agreements have matching interest and maturity payment terms with the applicable notes issued under the FABN program.

New Reinsurance Transactions

In October 2025, FLIAC entered into a reinsurance agreement to cede, on a modified coinsurance basis, 85% of its funding agreement liabilities associated with the FABN program to a Bermuda-domiciled affiliate of the Company. The agreement is effective October 6, 2025 and includes funding agreements issued on or subsequent to the effective date.

In October 2025, FLIAC entered into a reinsurance agreement with an unaffiliated subsidiary of a U.S. based life insurance company to assume, on a coinsurance basis, a portion of new fixed annuity liabilities, of which 100% of the assumed business was immediately retroceded, on a modified coinsurance basis, to a Bermuda-domiciled affiliate of the Company. The agreement is effective October 6, 2025 and includes new policies on or subsequent to the effective date.

Fair Value of Insurance Liabilities - Actuarial Assumption Updates

In the third quarters of 2025, 2024, and 2023 the Company completed its annual review of actuarial assumptions related to the fair value of insurance liabilities. Based on those reviews, the Company updated certain assumptions associated with its variable annuity contracts with guaranteed benefits in each period, which resulted in an increase (decrease) in its fair value of insurance liabilities of $11 million, $(3) million, and $116 million for the years ended 2025, 2024, and 2023, respectively. The 2023 increase was driven by updates to assumptions regarding policyholder behavior, primarily to reflect lower observed surrender rates.

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
See Note 7 contained in the “Notes to Financial Statements” contained in Item 8 for further discussion regarding significant assumptions related to our fair value of insurance liabilities. See also Note 4 for further quantitative information regarding these assumptions.

Goodwill Impairment

As a result of our 2023 actuarial assumption update, the Company identified a triggering event regarding its goodwill impairment analysis for the Retained Business. Following a qualitative analysis that indicated the fair value of the reporting unit may be lower than its carrying value, the Company performed a quantitative analysis that involved both discounted cash flow techniques and market price comparisons to establish fair values on its underlying assets and liabilities. After performing this quantitative analysis, the Company determined that the goodwill was fully impaired, and accordingly, recorded a non-cash goodwill impairment of $93 million through the Consolidated Statement of Operations. Following this impairment, there was no remaining goodwill.

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

There was no significant novation activity during 2025 and 2024 and we do not expect significant future novation activity under the program. Since the acquisition of the Company in April 2022, approximately 73 percent of account value has been novated to Pruco Life under this program.

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

INSURANCE LIABILITIES

We have elected the fair value option on certain of our insurance and reinsurance contracts, which include liabilities for guarantee benefits related to certain long-duration life and annuity contracts. The fair values of insurance liabilities associated with variable annuity contracts with guaranteed benefits are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, mortality and expense charges, contract charges and the anticipated future reimbursement of certain asset management fees. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Further information regarding these assumptions are below.

The following table summarizes the impact that could result on our insurance liabilities, related to our variable annuity products, which are recorded at fair value, from changes in certain key assumptions. The information below is for illustrative purposes and includes only the immediate hypothetical direct impact on December 31, 2025 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated.

December 31, 2025
(in millions)
Hypothetical change in insurance liabilities due to changes in actuarially-determined assumptions
Mortality
Increase by 1%	$(19)
Decrease by 1%	$19
Lapse
Increase by 10%	$(26)
Decrease by 10%	$26

Hypothetical change in insurance liabilities due to changes in capital market conditions
NPR credit spread
Increase by 50 basis points	$(93)
Decrease by 50 basis points	$120
Equity Volatility
Increase by 1%	$7
Decrease by 1%	$(7)

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

The primary drivers for the difference between the Company's effective tax rate and the federal statutory rate during 2025 were changes in the valuation allowance on deferred tax assets and non-taxable investment income associated with the Dividends Received Deduction (“DRD”) and intercompany cost allocations.

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

As of December 31, 2025 and 2024, the Company held a valuation allowance of $52 million and $50 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The increase in the valuation allowance is primarily due to increased capital losses on our fixed maturity securities portfolio.

Adoption of New Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2025 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material to the Company.

ASUs adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.	The Company adopted this update for annual reporting periods on January 1, 2025 using the retrospective method.	The update expanded the Company’s disclosures but did not have an impact on its financial position or results of operations.

ASU issued but not yet adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures	This ASU requires additional disclosures regarding certain expense types included in the income statement. The requirements include disclosure of the amounts associated with 1. purchases of inventory, 2. employee compensation, 3. depreciation and 4. intangible asset amortization. These disclosures should be included in each relevant expense caption. Furthermore, entities must disclose specific expenses, gains, or losses already required under US GAAP, offer a qualitative description of amounts not separately quantified, and present the total amount of selling expenses along with a definition of these expenses in their annual reports.	Effective for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, using either the prospective or retrospective method. Early adoption is permitted	The Company is currently evaluating the impact of this disclosure-only requirement.

CHANGES IN FINANCIAL POSITION

December 31, 2025 to December 31, 2024 Comparison

Retained Business

Assets decreased $704 million from $25,593 million at December 31, 2024 to $24,889 million at December 31, 2025. The decrease was primarily driven by lower separate account assets resulting from surrenders and withdrawals, partially offset by an increase in fair values due primarily to higher equity market movements. Also contributing to the overall decline in assets was a decrease in cash and cash equivalents which primarily resulted from investment purchases and a $50 million dividend payment to FGH.

Liabilities decreased $672 million from $24,444 million at December 31, 2024 to $23,772 million at December 31, 2025. The decrease was primarily driven by lower separate account liabilities which correspond with the decline in separate account assets discussed above. Also contributing to the decrease was a reduction in the fair value of insurance liabilities driven by higher equity market levels and widening credit spreads in 2025, partially offset by the impact of lower interest rates during 2025.

Equity decreased $32 million from $1,149 million at December 31, 2024 to $1,117 million at December 31, 2025, due to the $50 million dividend payment to FGH and the impact of a $76 million increase in our own-credit risk (OCR) on the fair value of insurance liabilities, reflected in accumulated other comprehensive loss. Partially offsetting the declines in equity was net income of $94 million. See "Capital" within the "Liquidity and Capital Resources" herein Item 7 for further information regarding the distribution to FGH.

Ceded Business

Assets and liabilities both increased $1,085 million from $4,346 million at December 31, 2024 to $5,431 million at December 31, 2025. The increase in assets was due to higher cash and invested assets driven by the issuance of funding agreements and the assumption of deferred annuity business during the fourth quarter of 2025 and an increase in reinsurance recoverables resulting from the cession of the respective liabilities to a Bermuda-domiciled affiliate of the Company. The increase in liabilities was primarily driven by higher policyholder contracts deposits associated with the above-mentioned transactions and the establishment of a funds withheld payable related to the cession of the assets under the respective reinsurance agreements. See “Overview” herein Item 7 for further information regarding the these transactions.

There was no equity within our Ceded Business at both December 31, 2025 and 2024 as the assets and liabilities related to the Prudential Insurance and Pruco Life reinsurance agreements are fully ceded and the transactions executed in the fourth quarter of 2025 did not have a material impact on equity.

RESULTS OF OPERATIONS

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Retained Business

Income from operations before income taxes was $106 million for the year ended December 31, 2025, compared to $104 million for the year ended December 31, 2024 with lower investment losses primarily related to interest rate derivatives, mostly offset by unfavorable movements in the fair value of insurance liabilities resulting from lower interest rates and the unfavorable impact of the actuarial assumption in the third quarter of 2025.

Ceded Business

There was no income from operations before income taxes for the years ended December 31, 2025 and 2024 as the revenues and expenses related to the Prudential Insurance and Pruco Life reinsurance agreements are fully ceded and the transactions executed in the fourth quarter of 2025 did not have a material impact on income from operations before income taxes.

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

REVENUES, BENEFITS, AND EXPENSES

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Retained Business

Revenues were $346 million for the year ended December 31, 2025 compared to $(90) million during the year ended December 31, 2024. The change was primarily driven by lower investment losses on interest rate derivatives resulting from declining interest rates. Also contributing to the lower investment losses were gains on equity derivatives driven by less favorable equity market increases during 2025.

Benefits and expenses were $240 million for the year ended December 31, 2025 compared to $(194) million during the year ended December 31, 2024. The change was driven primarily by unfavorable movements in the fair value of insurance liabilities resulting from declining interest rates and less favorable equity market increases.

Ceded Business

Revenues and expenses both declined by $32 million from $282 million for the year ended December 31, 2024 to $250 million for the year ended December 31, 2025 with lower investment gains related to equity derivatives driving the decline in revenues and favorable movements in the fair value of insurance liabilities driving the decline in expenses. The transactions executed in the fourth quarter of 2025 did not have a material impact on revenues and expenses.

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

Ceded Business

Revenues were $282 million for the year ended December 31, 2024 compared to $390 million during the year ended December 31, 2023. The change was primarily driven by lower gains related to interest rate derivatives resulting from higher interest rates.

Benefits and expenses were $282 million for the year ended December 31, 2024 compared to $390 million during the year ended December 31, 2023. The change was primarily driven by favorable changes in the fair value of insurance liabilities, excluding changes in OCR, due to higher interest rate movements.

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

Dividends and Distributions to Parent

During the year ended December 31, 2025, an extraordinary dividend of $50 million to FGH was approved by both the Company’s board of directors and the Arizona DIFI and was paid in cash during the fourth quarter of 2025.

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In the second quarter of 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH.

During the third quarter of 2024, a $150 million dividend was approved by the Company's board of directors, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In the fourth quarter of 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH in the fourth quarter of 2024.

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

The Company did not receive capital contributions from FGH during the years ended December 31, 2025, 2024, and 2023.

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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments, borrowings from its parent and affiliates, issuances of funding agreements associated with FABN programs, and banking relationships through secured or unsecured agreements. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and the payment of dividends, hedging and reinsurance activity and payments in connection with financing activities.

In managing liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We also consider the risk of future collateral requirements under stressed market conditions in respect of the derivatives we utilize.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturity securities, and public equity securities. As of December 31, 2025 and 2024, the Company had liquid assets of approximately $5.9 billion and $5.6 billion, respectively, which includes $1.9 billion and $1.5 billion, of assets associated with modified coinsurance and funds withheld agreements in each respective year. The portion of liquid assets comprised cash and cash equivalents and short-term investments was approximately $0.4 billion and $0.6 billion as of December 31, 2025 and 2024, respectively.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow any funds under the agreement during the year ended December 31, 2025.

During the second quarter of 2025, the Company loaned $50 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2025.

During the years ended December 31, 2024 and 2023, the Company borrowed a cumulative total of $80 million and $434 million, respectively, from FGH under the agreement, all of which was repaid in full during the respective years, plus interest.
In November 2023, the Company loaned $150 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2023.

Letter of Credit Facility

During 2025, the Company was added as a participant to two uncommitted bilateral letter of credit agreements to support its collateral requirements, which allows it to issue up to $300 million under these facilities. Both letter of credit agreements were initially established for certain of the Company's affiliates. Both agreements contain certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize the facilities is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with these facilities. The Company has not utilized either credit facility since being added as a participant.

Also during 2025, the Company became eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (“CAL”) Risk-based Capital ratio of 250% to maintain the agreement. In December 2025, a $1 million letter of credit was issued under the agreement, which remained outstanding as of December 31, 2025.

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

For repurchase agreements, a liability representing the amount that the securities will be repurchased is recorded in “Other liabilities” in our consolidated statement of financial position. For securities lending agreements, a liability representing the return of cash collateral is recorded in “Other liabilities” in our consolidated statements of financial position. As of December 31, 2025, the liabilities associated with our outstanding repurchase agreements and securities lending transactions were $1,180 million and $3 million, respectively.

Funding Agreements and FABN programs

We issue funding agreements opportunistically to institutional investors under a FABN program. They are designed to provide an agreement holder with a guaranteed return of principal and periodic fixed-interest payments, while offering competitive yields and predictable returns. The funding agreements have matching interest and maturity payment terms with the applicable notes issued under the program. As of December 31, 2025, funding agreement liabilities, net of reinsurance, totaled $72 million.

In conjunction with the FABN program, FLIAC and FGP entered into a Keepwell Agreement, pursuant to which FGP has agreed to take such actions as may be necessary and appropriate to cause FLIAC to maintain, during the term of the Keepwell Agreement, an amount of "total adjusted capital" greater than 300% of the amount of its "company action level risk-based capital,". Holders of the notes issued under the FABN program and Funding Agreements are not third-party beneficiaries of the Keepwell Agreement and will have no right to enforce its terms against FGP.

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

	December 31, 2025
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities and mortgage loans		$4,192	$345	$(273)
Liabilities
Retained Business
Derivatives	$99,793	$484	$(273)	$218
Insurance Liabilities
Variable annuity products		$1,849	$609	$(492)
			$336	$(274)

Net change			$9	$1

	December 31, 2024
			Hypothetical Change in Fair Value
	Notional	Fair Value	100 bps Decrease	100 bps Increase
	(in millions)
Assets
Retained Business
Fixed maturity securities and mortgage loans		$3,985	$396	$(328)
Liabilities
Retained Business
Derivatives	$42,066	$413	$(304)	$238
Insurance Liabilities
Variable annuity products		$1,913	$690	$(541)
			$386	$(303)

Net change			$10	$(25)

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

	December 31, 2025
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Liabilities
Retained Business
Equity Derivatives	$4,703	$12	$(330)	$584
Insurance Liabilities - Variable annuity products		$1,849	$337	$(573)

Net change			$7	$11

	December 31, 2024
			Hypothetical Change in Fair Value
	Notional	Fair Value	10 percent decrease	10 percent increase
	(in millions)
Liabilities
Retained Business
Equity Derivatives	$4,671	$45	$(324)	$299
Insurance Liabilities - Variable annuity products		$1,913	$346	$(312)

Net change			$22	$(13)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fortitude Life Insurance & Annuity Company
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Fortitude Life Insurance & Annuity Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2025, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

March 19, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Fortitude Life Insurance & Annuity Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Fortitude Life Insurance & Annuity Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Retained Business Variable Annuity Contracts with Guaranteed Benefits, Included in Insurance Liabilities, at Fair Value

As described in Notes 2, 4, and 7 to the consolidated financial statements, as of December 31, 2025, the fair value of retained business variable annuity contracts with guaranteed benefits, included in insurance liabilities, at fair value was $1.8 billion. Management elected the fair value option on certain of the insurance contracts. The change in fair value of the liabilities associated with these contracts is reported in several line items within revenues and benefits and expenses in the consolidated statement of operations and comprehensive income (loss). Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment. The significant inputs to the valuation models include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates.

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

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
March 19, 2026

We have served as the Company’s auditor since 2003.

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Financial Position
(in millions, except share data)

	December 31
	2025	2024
ASSETS
Fixed maturity securities:
Fair value option	$5,187	$5,022
Available for sale, at fair value (amortized cost: December 31, 2025 - $247)	247	—
Mortgage loans, at fair value	533	364
Short-term investments	7	8
Other invested assets (includes $511 and $354 of assets measured at fair value at December 31, 2025 and 2024, respectively)	551	395
Total investments	6,525	5,789
Cash and cash equivalents	442	563
Accrued investment income	63	58
Reinsurance recoverables (includes $144 and $163 of recoverables measured at fair value as of December 31, 2025 and 2024, respectively) (includes $463 and $— of recoverables from affiliates as of December 31, 2025 and 2024, respectively)	607	163
Deposit asset, at fair value	287	364
Income taxes	91	76
Other assets (Receivables from parent and affiliates: December 31, 2025 - $1; December 31, 2024 - $10)	32	69
Separate account assets, at fair value	22,273	22,857
TOTAL ASSETS	$30,320	$29,939

LIABILITIES AND EQUITY

LIABILITIES
Insurance liabilities, at fair value	$4,349	$4,380
Policyholder contract deposits	535	—
Funds withheld payable to affiliates	495	—
Net modified coinsurance payable, at fair value	150	145
Liabilities associated with secured borrowing arrangements	1,183	1,200
Other liabilities (Payables to parent and affiliates: December 31, 2025 - $7; December 31, 2024 - $4)	218	208
Separate account liabilities, at fair value	22,273	22,857
TOTAL LIABILITIES	$29,203	$28,790

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)

EQUITY
Common stock, $100 par value; 25,000 shares authorized, issued and outstanding	$3	$3
Additional paid-in capital	1,714	1,714
Retained deficit	(474)	(518)
Accumulated other comprehensive loss	(126)	(50)
TOTAL EQUITY	1,117	1,149
TOTAL LIABILITIES AND EQUITY	$30,320	$29,939

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)

	Year Ended December 31
	2025	2024	2023
REVENUES
Premiums	$31	$35	$27
Policy charges and fee income	421	452	456
Net investment income	277	292	315
Asset management and service fees	87	93	91
Other income (loss)	(6)	8	1
Investment losses, net	(214)	(688)	(310)
TOTAL REVENUES	596	192	580

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	340	(83)	340
Interest credited to policyholders’ account balances	1	—	—
Commission expense	83	91	90
Goodwill impairment	—	—	93
General, administrative and other expenses	66	80	67
TOTAL BENEFITS AND EXPENSES	490	88	590
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	106	104	(10)
Less: Income tax expense (benefit)	12	32	(6)
NET INCOME (LOSS)	$94	$72	$(4)
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	$(96)	$19	$(223)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(20)	4	(47)
Other comprehensive income (loss), net of taxes	(76)	15	(176)
COMPREHENSIVE INCOME (LOSS)	$18	$87	$(180)

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Equity
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022	$3	$1,759	$(286)	$111	$1,587
Distribution to parent	—	(45)	—	—	(45)
Comprehensive loss:
Net loss	—	—	(4)	—	(4)
Other comprehensive loss, net of tax	—	—	—	(176)	(176)
Total comprehensive loss					(180)
Balance, December 31, 2023	$3	$1,714	$(290)	$(65)	$1,362
Dividend to parent	—	—	(300)	—	(300)
Comprehensive income:
Net income	—	—	72	—	72
Other comprehensive income, net of tax	—	—	—	15	15
Total comprehensive income					87
Balance, December 31, 2024	$3	$1,714	$(518)	$(50)	$1,149
Dividend to parent	—	—	(50)	—	(50)
Comprehensive income (loss):
Net income	—	—	94	—	94
Other comprehensive loss, net of tax	—	—	—	(76)	(76)
Total comprehensive income					18
Balance, December 31, 2025	$3	$1,714	$(474)	$(126)	$1,117

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94	$72	$(4)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Investment losses, net	214	688	310
Goodwill impairment	—	—	93
Other, net	(17)	(8)	(30)
Change in:
Insurance liabilities, at fair value	87	(392)	(568)
Deposit asset, at fair value	77	74	169
Net modified coinsurance payable	5	67	587
Accrued investment income	(6)	2	(11)
Income taxes	9	19	(9)
Policyholder contract deposits	5	—	—
Reinsurance recoverables, net	12	43	29
Funds withheld payable to affiliates	39	—	—
Derivatives, net	(488)	(762)	(584)
Other, net	35	(15)	3
Cash flows from (used in) operating activities	66	(212)	(15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturity securities, fair value option	1,047	774	500
Fixed maturity securities, available-for-sale	4	—	—
Mortgage loans	87	121	116
Other invested assets	3	7	387
Short-term investments	8	39	94
Short-term loan to parent with maturities greater than three months	50	—	—
Payments for the purchase/origination of:
Fixed maturity securities, fair value option	(1,056)	(808)	(783)
Fixed maturity securities, available-for-sale	(251)	—	—
Mortgage loans	(255)	(27)	(369)
Other invested assets	(5)	(4)	(52)
Short-term investments	(7)	(30)	(88)
Other, net	(2)	1	3
Short-term loan to parent with maturities greater than three months	(50)	—	—
Cash flows from (used in) investing activities	(427)	73	(192)

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company Consolidated Statements of Cash Flows (Continued) (in millions)
	Year Ended December 31
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on investment-type policyholder contracts	530	—	—
Withdrawals on investment-type policyholder contracts	(214)	(212)	(197)
Drafts outstanding	8	(21)	19
Secured borrowing arrangements:
Net proceeds related to repurchase agreements with maturities three months or less	(37)	294	204
Gross proceeds related to repurchase agreements with maturities greater than three months	300	511	500
Gross repayments related to repurchase agreements with maturities greater than three months	(300)	(510)	(100)
Net proceeds related to securities lending with maturities three months or less	3	—	(106)
Dividend to parent	(50)	(300)	—
Distribution to parent	—	—	(45)
Cash flows from (used in) financing activities	240	(238)	275
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121)	(377)	68
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	563	940	872
CASH AND CASH EQUIVALENTS, END OF YEAR	$442	$563	$940

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year (1)
Interest	$1	$—	$2
Non-cash transactions(2)
Deposits on investment-type policyholder contracts ceded through funds withheld arrangements	$456	$—	$—
Novation activity on certain ceded investments (3)	$—	$—	$491
(1) See Note 9 for disclosures regarding income taxes paid.
(2) See Note 5 for disclosures regarding non-cash activity related to collateral transferred under repurchase agreements.
(3) See Note 8 for further information regarding the novation program associated with Pruco Life Insurance Company (“Pruco Life”)

See Notes to Consolidated Financial Statements

Fortitude Life Insurance & Annuity Company

1.    BUSINESS AND BASIS OF PRESENTATION
Fortitude Life Insurance & Annuity Company and its wholly-owned subsidiaries (collectively, “FLIAC”, “we”, or the “Company”), with its principal offices in Jersey City, New Jersey, is a wholly-owned subsidiary of Fortitude Group Holdings, LLC (“FGH”) and an indirect wholly-owned subsidiary of FGH Parent L.P. (“FGP”).

Basis of Presentation

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Funding Agreements and Funding Agreement Backed Notes (FABN)

In October 2025, FLIAC issued $500 million of funding agreements to Fortitude Global Funding (“FGF”), an unaffiliated statutory trust. The issuance of these funding agreements was made within a FABN program whereby FGF uses the net proceeds from the notes issued under the program to purchase funding agreements from the Company. The funding agreements have matching interest and maturity payment terms with the applicable notes issued under the FABN program.

New Reinsurance Transactions

In October 2025, FLIAC entered into a reinsurance agreement to cede, on a modified coinsurance basis, at least 85% of its funding agreement liabilities associated with the FABN program to a Bermuda-domiciled affiliate of the Company. The agreement was effective October 6, 2025 and includes funding agreements issued beginning on the effective date.

In October 2025, FLIAC entered into a reinsurance agreement with an unaffiliated subsidiary of a U.S. based life insurance company to assume, on a coinsurance basis, a portion of new fixed annuity liabilities, of which 100% of the assumed business was immediately retroceded, on a modified coinsurance basis, to a Bermuda-domiciled affiliate of the Company. The agreement was effective October 6, 2025 and includes new policies beginning on the effective date.

Fortitude Life Insurance & Annuity Company

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Fair Value Option

We have elected to apply the fair value option on certain of our insurance and reinsurance contracts. We have made this election as it improves our operational efficiency and better aligns the recognition and measurement of our investments, insurance liabilities, and associated reinsurance activity with how we manage the business. See Note 4 for further information.

Description of Significant Accounting Policies

ASSETS

Fixed maturity securities

•Fair value option - Fixed maturity securities for which the fair value option has been elected are carried at fair value on the consolidated statements of financial position. Realized and unrealized gains and losses on these investments are reported in “Investment gains (losses), net” on the consolidated statement of operations.
•Available for sale - Fixed maturity securities designated as available for sale are carried at fair value on the consolidated statements of financial position. Unrealized gains and losses from available for sale fixed maturity securities are reported as a separate component of accumulated other comprehensive income (loss) ("AOCI"), net of deferred income taxes, with changes in estimated credit losses recognized in “Investment gains (losses), net” on the consolidated statements of operations.

Both fair value option and available-for-sale fixed maturity securities are recorded on a trade-date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated statements of financial position. Interest income, including amortization of premium and accretion of discount, is determined using the effective yield method. Interest income, amortization of premium, accretion of discount, and prepayment premiums are reported in “Net investment income” on the consolidated statements of operations. Yields on both fair value option and available-for-sale fixed maturity securities are determined based on the fixed maturity type. Premiums and discounts arising from the purchase of bonds are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable.

The Company reviews its available-for-sale fixed maturity securities portfolio to determine whether a decline in fair value below amortized cost (i.e., impairment) of a debt security is due to credit-related or non credit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income (loss). Credit-related impairment is recognized in earnings through a contra-asset allowance account, unless the Company intends to sell before recovery. If the Company intends to sell the debt security, or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the debt security’s fair value. Accrued interest is excluded from the measurement of the allowance for credit losses.

When determining whether a credit loss exists on available-for-sale securities, the Company estimates the expected credit losses based on a discounted cash flow method, using effective interest rates to discount the expected cash flows associated with each debt security to determine its fair value, which is then compared with its amortized cost basis to derive the credit loss on the security. The methodology and inputs used to determine the credit loss by security type are as follows:

•Corporate, municipal, and sovereign fixed maturity securities - The Company considers expected default rates and the timing of such defaults and loss severity, and the timing of any potential recovery. The Company also considers scenarios specific to the issuer and the security, which may include estimates of outcomes of corporate restructurings, political and macroeconomic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment, and the disposition of assets.

•Structured fixed maturity securities - Securities included in this category primarily consist of residential mortgage backed securities (“RMBS”), commercial mortgage backed securities (“CMBS”), collateralized debt obligations (“CDO”), and asset-backed securities (“ABS”). The Company considers the historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and the priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

Fortitude Life Insurance & Annuity Company

◦current delinquency rates;
◦expected default rates; and
◦the timing of such defaults, loss severity and the timing of any recovery, and expected prepayment speeds.

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

Short-term investments - These investments primarily consist of debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are carried at fair value and include short-term debt securities issued by government sponsored or corporate entities.

Other invested assets - These investments primarily consist of the following:

•Limited partnerships and limited liability companies (“LPs/LLCs”) - Interests in LPs/LLCs are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other than temporary. In applying the equity method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee. For the investments reported at fair value, which are primarily comprised of private equity investments, the Company uses the net asset value (“NAV”), a permitted practical expedient, as an estimate for fair value when it is not readily available. Changes in NAV are reported in “Net investment income” on the consolidated statement of operations.

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

Fortitude Life Insurance & Annuity Company

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

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. It is the excess of the cost of an acquisition over the fair value of the assets acquired and liabilities assumed at the date of acquisition. During the third quarter of 2023, the Company determined that the goodwill associated with its Retained Business was fully impaired. Accordingly, the Company recorded a goodwill impairment of $93 million through the consolidated statement of operations. Following this impairment, there was no remaining goodwill.

Other assets consist primarily of accruals for asset management and service fees and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other assets also includes receivables from the Company’s parent and affiliates.

Fortitude Life Insurance & Annuity Company

Accounting Policies Specific to the Ceded Business

REINSURANCE

The Company assumes investment contracts under coinsurance arrangements, all of which are ceded to a Bermuda-domiciled affiliate. The Company follows reinsurance accounting for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must include both insurance risk consisting of both underwriting and timing risks, and a reasonable possibility of a significant loss. The Company cedes both insurance contracts that transfer significant insurance risk and investment-type contracts under coinsurance and modified coinsurance arrangements.

If the Company determines that a contract lacks significant mortality risk and thus could not achieve risk transfer, the Company records the contract using the deposit method of accounting. Deposits received on investment-oriented products are not recognized as revenues, because they are recorded directly to policyholder contract deposits upon receipt.

Reinsurance recoverables amounts related to contracts for which we have not elected the fair value option are determined using assumptions consistent with those used to measure the underlying insurance liabilities.

For reinsurance contracts where we have have elected the fair value option, reinsurance recoverables are measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Changes in these reinsurance recoverables and associated insurance liabilities are both recorded through “Policyholder benefits and changes in fair value of insurance liabilities” within the consolidated statements of operations.

Net modified coinsurance receivable/payable - As discussed above, we have elected the fair value option on reinsurance contracts that contain modified coinsurance receivables and payables. Modified coinsurance receivables represent the reserve credits for the insurance liabilities covered under the reinsurance agreement with Pruco Life regarding our variable annuity base contracts with guaranteed benefits. The modified coinsurance receivable is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Similarly, modified coinsurance payables primarily represent the fair value of the assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is measured in a consistent manner with the fair value of the assets under the reinsurance agreement.

Modified coinsurance receivables and payables are presented on a net basis within the consolidated statements of financial position. Changes in both modified coinsurance receivables and payables are recorded through “Policyholder benefits and changes in fair value of insurance liabilities” within the consolidated statements of operations.

Deposit asset - As discussed above, we have elected the fair value option on certain of our reinsurance contracts that contain assets held in trust by the reinsurer, that back the insurance liabilities under the reinsurance agreement with Pruco Life regarding fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit asset is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value.

Funds withheld payable to affiliates reflect the fair value of assets backing the ceded insurance liabilities under funds withheld reinsurance agreements for which we have not elected the fair value option. These funds withheld agreements also contain embedded derivatives which are required to be separately valued from their host contracts. The embedded derivatives relate to the contractual rights to receive the return on the segregated portfolio of investments and the performance risk of the individual assets supporting the funds withheld agreement. The embedded derivatives are valued as a total return swap with a floating leg and is computed as the change in fair value of the underlying assets. Changes in the fair value of embedded derivatives are included in “Investment gains (losses), net” in the consolidated statements of operations.

For additional information about these reinsurance arrangements see Note 8.

Fortitude Life Insurance & Annuity Company

LIABILITIES

Insurance liabilities, at fair value - We have elected the fair value option on certain of our insurance contracts, which include liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 7. These liabilities include reserves for guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). Also included within insurance liabilities are smaller blocks of variable universal life and fixed payout annuity products. Changes in the fair value of insurance contracts are reported in “Policyholder benefits and changes in fair value of insurance liabilities” on the consolidated statements of operations.

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

Policyholder contract deposits - The liability for policyholder contract deposits is recorded at accumulated or fund value (deposits received, plus accrued interest credited, less withdrawals, surrender charges and fees). Policyholder contract deposits are comprised of funding agreements and deferred annuity products.

Liabilities related to secured borrowing arrangements

Securities repurchase agreements that satisfy certain criteria are treated as secured borrowing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, as specified in the respective transactions. As part of securities repurchase agreements, the Company primarily transfers fixed maturity securities to a third-party and receives cash as collateral, which is subsequently reinvested in higher yielding assets. The market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. The securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated financial institutions. Income and expenses related to these transactions, all of which are used to earn spread income, are reported within “Net investment income”.

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

Fortitude Life Insurance & Annuity Company

REVENUES AND BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Revenues for variable life and annuity contracts and supplemental contracts with life contingencies primarily consist of charges against contractholder account values or separate accounts for mortality and expense risks, administration fees, and surrender charges. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder and are included within “Policy charges and fee income” on the consolidated statements of operations. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender and is also included in “Policy charges and fee income” on the consolidated statements of operations. Liabilities for variable life insurance contracts and the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities”.

Revenues for fixed annuity and fixed supplementary contracts with and without life contingencies consist of investment income earned from the investment of deposits in the Company’s general account portfolio. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received.

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

Investment gains (losses), net includes unrealized and realized gains or losses on various investment classes, as outlined above, and also includes non-foreign exchange-related derivative gains or losses. The gains and losses on these derivatives include the impact of maturities, terminations, and changes in the fair value of both derivative instruments and embedded derivatives associated with funds withheld arrangements.

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

Derivatives are generally used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company does not designate any derivatives as instruments that qualify for hedge accounting treatment. Accordingly, all realized and unrealized changes in the fair value of derivatives for periods are recorded in current earnings within either “Investment gains (losses), net” or “Other income” on the consolidated statements of operations. Cash flows related to derivatives that function as economic hedges are classified in the consolidated statements of cash flows following the classification of the cash flows of the economically-hedged items.

Fortitude Life Insurance & Annuity Company

Derivatives, including embedded derivatives associated with fund withheld agreements, are recorded either as assets, within “Other invested assets,” or as liabilities, within “Other liabilities” on the consolidated statements of financial position. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. Cash collateral pledged in excess of derivative liabilities and cash collateral received in excess of derivative assets are recorded within “Other invested assets” and “Other liabilities”, respectively.

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

Fortitude Life Insurance & Annuity Company

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standard Updates (“ASU”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2025 and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material to the Company.

ASUs adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU improves income tax disclosure requirements by requiring 1. the use of consistent categories and greater disaggregation of information in the rate reconciliation and 2. income taxes paid disaggregated by jurisdiction.	The Company adopted this update for annual reporting periods on January 1, 2025 using the retrospective method.	The update expanded the Company’s disclosures but did not have an impact on its financial position or results of operations.

ASU issued but not yet adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures	This ASU requires additional disclosures regarding certain expense types included in the income statement. The requirements include disclosure of the amounts associated with 1. purchases of inventory, 2. employee compensation, 3. depreciation and 4. intangible asset amortization. These disclosures should be included in each relevant expense caption. Furthermore, entities must disclose specific expenses, gains, or losses already required under US GAAP, offer a qualitative description of amounts not separately quantified, and present the total amount of selling expenses along with a definition of these expenses in their annual reports.	Effective for annual reporting periods beginning January 1, 2027, and interim reporting periods beginning January 1, 2028, using either the prospective or retrospective method. Early adoption is permitted	The Company is currently evaluating the impact of this disclosure-only requirement.

Fortitude Life Insurance & Annuity Company

3.    SEGMENT INFORMATION
FLIAC has two reportable segments, which we refer to as the “Retained Business” and the “Ceded Business.”

The Retained Business primarily consists of variable annuity products with guaranteed lifetime withdrawal benefit features as well as smaller blocks of variable annuity products with certain other living benefit and death benefit features. The Retained Business also includes variable universal life and fixed payout annuity products.

The Ceded Business is comprised of registered index-linked annuities and fixed annuities, which includes fixed indexed and fixed deferred annuities, and other variable annuities, that have been fully ceded to Prudential Insurance and Pruco Life. The Ceded business also includes funding agreements issued under a FABN program where at least 85 percent of the business has been ceded to a Bermuda-domiciled affiliate of the Company. The entirety of the funding agreement business is included within this segment. Also included in this segment are certain assumed fixed annuities that have been fully retroceded to a Bermuda-domiciled affiliate of the Company.

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
•actuarial assumption updates; and
•operating expenses

Fortitude Life Insurance & Annuity Company

Segment Balance Sheets

The following is the consolidated balance sheet by segment:

	December 31,
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
ASSETS
Total investments	$4,266	$2,259	$6,525	$4,062	$1,727	$5,789
Cash and cash equivalents	169	273	442	498	65	563
Accrued investment income	50	13	63	46	12	58
Reinsurance recoverables	—	607	607	—	163	163
Deposit asset	—	287	287	—	364	364
Income taxes	91	—	91	76	—	76
Other assets	31	1	32	69	—	69
Separate account assets	20,282	1,991	22,273	20,842	2,015	22,857
TOTAL ASSETS	$24,889	$5,431	$30,320	$25,593	$4,346	$29,939

LIABILITIES AND EQUITY
LIABILITIES
Insurance liabilities	$2,133	$2,216	$4,349	$2,196	$2,184	$4,380
Policyholder contract deposits	—	535	535	—	—	—
Funds withheld payable to affiliates	—	495	495	—	—	—
Net modified coinsurance payable	—	150	150	—	145	145
Liabilities associated with secured borrowing arrangements	1,180	3	1,183	1,200	—	1,200
Other liabilities	177	41	218	206	2	208
Separate account liabilities	20,282	1,991	22,273	20,842	2,015	22,857
TOTAL LIABILITIES	23,772	5,431	29,203	24,444	4,346	28,790

EQUITY	1,117	—	1,117	1,149	—	1,149
TOTAL LIABILITIES AND EQUITY	$24,889	$5,431	$30,320	$25,593	$4,346	$29,939

Fortitude Life Insurance & Annuity Company

Segment Income Statements

The following is the consolidated comprehensive income (loss) by segment.

	Year Ended December 31,
	2025			2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
REVENUES
Premiums	$31	$—	$31	$35	$—	$35	$27	$—	$27
Policy charges and fee income	421	—	421	452	—	452	456	—	456
Net investment income (1)	212	65	277	230	62	292	240	75	315
Asset management and service fees	87	—	87	93	—	93	91	—	91
Other income (loss)	(7)	1	(6)	8	—	8	(1)	2	1
Investment gains (losses), net	(398)	184	(214)	(908)	220	(688)	(623)	313	(310)
TOTAL REVENUES	346	250	596	(90)	282	192	190	390	580

BENEFITS AND EXPENSES
Policyholder benefits and changes in fair value of insurance liabilities	91	249	340	(365)	282	(83)	(50)	390	340
Interest credited to policyholders’ account balances	—	1	1	—	—	—	—	—	—
Commission expense	83	—	83	91	—	91	90	—	90
Goodwill impairment	—	—	—	—	—	—	93	—	93
General, administrative and other expenses (2)	66	—	66	80	—	80	67	—	67
TOTAL BENEFITS AND EXPENSES	240	250	490	(194)	282	88	200	390	590
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	106	—	106	104	—	104	(10)	—	(10)
Less: Income tax expense (benefit)	12	—	12	32	—	32	(6)	—	(6)
NET INCOME (LOSS)	$94	$—	$94	$72	$—	$72	$(4)	$—	$(4)
Other comprehensive income (loss), before tax:
Changes in own-credit risk related to insurance liabilities	$(96)	$—	$(96)	$19	$—	$19	$(223)	$—	$(223)
Less: Income tax expense (benefit)	(20)	—	(20)	4	—	4	(47)	—	(47)
Other comprehensive income (loss), net of taxes	(76)	—	(76)	15	—	15	(176)	—	(176)
COMPREHENSIVE INCOME (LOSS)	$18	$—	$18	$87	$—	$87	$(180)	$—	$(180)
(1) For the years ended December 31, 2025, 2024, and 2023 investment expenses within the Retained Business include $62 million, $68 million, and $33 million, respectively, of expense related to liabilities associated with repurchase agreements.
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

Fair Value Option Election

As discussed in Note 2, we have elected to adopt the fair value option on certain of our insurance and reinsurance contracts. As a result of this election, we do not separately disclose on our consolidated balance sheets, or provide any associated disclosures, regarding liabilities for future policyholder benefits, market risk benefits, or deferred acquisition costs for contracts under the fair value option as would typically be required under ASC 944. See Note 14 for certain disclosures regarding our separate account assets and liabilities.

The following are the financial assets and liabilities impacted by our fair value option election noted above:

•Certain fixed maturity securities
•Mortgage loans
•Certain reinsurance recoverables
•Separate account assets and liabilities
•Net modified coinsurance receivable/payable
•Deposit asset
•Certain insurance liabilities

See further below for a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy.

Fortitude Life Insurance & Annuity Company

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities, fair value option
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$479	$—	$—	$479
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,607	—	—	2,607
U.S. corporate private securities	—	142	222	—	364
Foreign corporate public securities	—	268	—	—	268
Foreign corporate private securities	—	24	68	—	92
Asset-backed securities (2)	—	1,128	111	—	1,239
Commercial mortgage-backed securities	—	29	—	—	29
Residential mortgage-backed securities	—	108	—	—	108
Total fixed maturity securities, fair value option	—	4,786	401	—	5,187

Fixed maturity securities, available for sale
Foreign government bonds	—	2	—	—	2
U.S. corporate public securities	—	4	—	—	4
U.S. corporate private securities	—	—	40	—	40
Foreign corporate public securities	—	4	—	—	4
Asset-backed securities (2)	—	125	66	—	191
Commercial mortgage-backed securities	—	6	—	—	6
Total fixed maturity securities, available for sale	—	141	106	—	247

Mortgage loans (3)	—	—	533	—	533
Short-term investments	—	—	7	—	7
Cash and cash equivalents	442	—	—	—	442
Other invested assets - derivatives	2	1,136	—	(655)	483
Other invested assets - real estate owned	—	—	3	—	3
Deposit asset	—	—	287	—	287
Reinsurance recoverables	—	—	144	—	144
Subtotal excluding separate account assets	444	6,063	1,481	(655)	7,333
Separate account assets	—	22,273	—	—	22,273
Total assets	$444	$28,336	$1,481	$(655)	$29,606
Liabilities
Insurance liabilities	$—	$—	$4,349	$—	$4,349
Other liabilities - derivatives	2	1,166	—	(1,123)	45
Funds withheld payable to affiliates	127	125	243	—	495
Net modified coinsurance payable	—	—	150	—	150
Separate account liabilities	—	22,273	—	—	22,273
Total liabilities	$129	$23,564	$4,742	$(1,123)	$27,312
(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $8 million.
Excluded from the above chart are private equity funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2025, the fair values of these private equity funds was $28 million.

Fortitude Life Insurance & Annuity Company

The table below presents the balances of assets and liabilities reported at fair value on a recurring basis for the Retained Business:

	December 31, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Retained Business
Assets
Fixed maturity securities, fair value option
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$400	$—	$—	$400
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
U.S. corporate public securities	—	1,883	—	—	1,883
U.S. corporate private securities	—	—	222	—	222
Foreign corporate public securities	—	106	—	—	106
Foreign corporate private securities	—	—	68	—	68
Asset-backed securities (2)	—	1,052	66	—	1,118
Commercial mortgage-backed securities	—	29	—	—	29
Residential mortgage-backed securities	—	3	—	—	3
Total fixed maturity securities, fair value option	—	3,473	356	—	3,829
Mortgage loans (3)	—	—	363	—	363
Cash and cash equivalents	169	—	—	—	169
Other invested assets - derivatives	2	632	—	(622)	12
Other invested assets - real estate owned	—	—	3	—	3
Subtotal excluding separate account assets	171	4,105	722	(622)	4,376
Separate account assets	—	20,282	—	—	20,282
Total assets	$171	$24,387	$722	$(622)	$24,658
Liabilities
Insurance liabilities	$—	$—	$2,133	$—	$2,133
Other liabilities - derivatives	2	1,128	—	(1,090)	40
Separate account liabilities	—	20,282	—	—	20,282
Total liabilities	$2	$21,410	$2,133	$(1,090)	$22,455

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $8 million.

Excluded from the above chart are private equity funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2025, the fair values of these private equity funds was $28 million.

Fortitude Life Insurance & Annuity Company

The table below present the balances of assets and liabilities reported at fair value on a recurring basis for the Ceded Business:

	December 31, 2025
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Ceded Business
Assets
Fixed maturity securities, fair value option
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$79	$—	$—	$79
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	724	—	—	724
U.S. corporate private securities	—	142	—	—	142
Foreign corporate public securities	—	162	—	—	162
Foreign corporate private securities	—	24	—	—	24
Asset-backed securities (2)	—	76	45	—	121
Residential mortgage-backed securities	—	105	—	—	105
Total fixed maturity securities, fair value option	—	1,313	45	—	1,358

Fixed maturity securities, available for sale
Foreign government bonds	—	2	—	—	2
U.S. corporate public securities	—	4	—	—	4
U.S. corporate private securities	—	—	40	—	40
Foreign corporate public securities	—	4	—	—	4
Asset-backed securities (2)	—	125	66	—	191
Commercial mortgage-backed securities	—	6	—	—	6
Total fixed maturity securities, available for sale	—	141	106	—	247

Mortgage loans (3)	—	—	170	—	170
Short-term investments	—	—	7	—	7
Cash and cash equivalents	273	—	—	—	273
Other invested assets - derivatives	—	504	—	(33)	471
Deposit asset	—	—	287	—	287
Reinsurance recoverables	—	—	144	—	144
Subtotal excluding separate account assets	273	1,958	759	(33)	2,957
Separate account assets	—	1,991	—	—	1,991
Total assets	$273	$3,949	$759	$(33)	$4,948
Liabilities
Insurance liabilities	$—	$—	$2,216	$—	$2,216
Other liabilities - derivatives	—	38	—	(33)	5
Funds withheld payable to affiliates	127	125	243	—	495
Net modified coinsurance payable	—	—	150	—	150
Separate account liabilities	—	1,991	—	—	1,991
Total liabilities	$127	$2,154	$2,609	$(33)	$4,857

(1)“Netting” amounts represent offsetting considerations as disclosed in Note 6.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)As of December 31, 2025, the aggregate fair value of mortgage loans exceeded the aggregate unpaid principal by $8 million.

Fortitude Life Insurance & Annuity Company

	December 31, 2024
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in millions)
Total Business
Assets
Fixed maturity securities
U.S Treasury securities and obligations of U.S. government authorities and agencies	$—	$479	$—	$—	$479
Obligations of U.S. states and their political subdivisions	—	112	—	—	112
Foreign government bonds	—	1	—	—	1
U.S. corporate public securities	—	2,775	—	—	2,775
U.S. corporate private securities	—	148	272	—	420
Foreign corporate public securities	—	270	—	—	270
Foreign corporate private securities	—	29	68	—	97
Asset-backed securities (2)	—	618	81	—	699
Commercial mortgage-backed securities	—	34	—	—	34
Residential mortgage-backed securities	—	119	3	—	122
Total fixed maturity securities	$—	$4,585	$424	$—	$5,009
Mortgage loans (3)	—	—	364	—	364
Short-term investments	—	8	—	—	8
Cash and cash equivalents	563	—	—	—	563
Other invested assets - derivatives	36	940	—	(649)	327
Deposit asset	—	—	364	—	364
Reinsurance recoverables	—	—	163	—	163
Subtotal excluding separate account assets	599	5,533	1,315	(649)	6,798
Separate account assets	—	22,857	—	—	22,857
Total assets	$599	$28,390	$1,315	$(649)	$29,655
Liabilities
Insurance liabilities	—	—	4,380	—	4,380
Other liabilities - derivatives	9	1,112	—	(1,035)	86
Net modified coinsurance payable	—	—	145	—	145
Separate account liabilities	—	22,857	—	—	22,857
Total liabilities	$9	$23,969	$4,525	$(1,035)	$27,468

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

Short-term investments - Fair values of short term investments are generally based on market observable inputs and are primarily classified as Level 2. Short-term investments with a Level 3 classification generally represent debt instruments with a maturity of twelve months or less and greater than three months when purchased.

Fortitude Life Insurance & Annuity Company

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

Reinsurance recoverable, fair value option – These assets represents a recoverable backing insurance liabilities associated with insurance contracts where we have elected the fair value option under the reinsurance agreement with Prudential Insurance. The fair value of the reinsurance recoverable is measured in a consistent manner with the associated insurance liabilities, which are also recorded at fair value. See discussion of the fair value determination for insurance liabilities below.

Modified coinsurance agreement receivables and payables – Modified coinsurance receivables represent the reserve credits associated with insurance contracts for which we have elected the fair value option under the reinsurance agreement with Pruco Life regarding our variable annuity base contracts with guaranteed benefits. The modified coinsurance receivable is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Similarly, modified coinsurance payables associated with insurance contracts for which we have elected the fair value option primarily represent the fair value of the assets backing the ceded insurance liabilities under the reinsurance agreement. Accordingly, the fair value of the modified coinsurance payable is measured in a consistent manner with the fair value of the assets under the reinsurance agreement.

Deposit asset – The deposit asset represents assets, held in trust by the reinsurer, that back the liabilities associated with insurance contracts for which we have elected the fair value option under the reinsurance agreement regarding our fixed indexed annuities and fixed annuities with a guaranteed lifetime withdrawal income. The deposit is measured in a consistent manner with the associated insurance liabilities, which are recorded at fair value. Accordingly, the fair value of our deposit asset is determined by the fair value calculation of our insurance liabilities. See discussion of the fair value determination for insurance liabilities below.

Insurance liabilities, at fair value – Fair values associated with insurance contracts for which we have elected the fair value option are calculated as the present value of future expected benefit payments to customers, anticipated future trail commissions paid to agents and certain administrative expenses less the present value of future expected rider fees, M&E charges, contract charges and the anticipated future reimbursement of certain asset management fees. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

The significant inputs to the valuation models are primarily unobservable and include capital market assumptions, such as interest rate levels and volatility assumptions, as well as actuarially-determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates.

Funds withheld payable to affiliates reflect the fair value of the underlying assets collateralizing the funds withheld payable, inclusive of the associated embedded derivative, and is generally based on market observable inputs using industry standard valuation techniques but also require certain significant unobservable inputs for specific asset classes. The level in the fair value hierarchy assigned to the funds withheld payable is based upon the observability of inputs used to value the underlying investment assets held at fair value within the funds withheld portfolio.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present information about the significant unobservable inputs used for recurring fair value measurements regarding certain Level 3 assets and liabilities.

Fortitude Life Insurance & Annuity Company

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$178	Discounted cash flow	Discount rate	4.71%	8.63%	6.58%	Decrease
Foreign corporate private securities	46	Discounted cash flow	Discount rate	4.76%	7.00%	5.93%	Decrease
Asset-backed securities	24	Discounted cash flow	Discount rate	5.95%	12.22%	8.83%	Decrease

Mortgage loans
	284	Level yield	Market yield	4.43%	10.82%	6.35%	Decrease
	79	Discounted cash flow	Discount rate	5.49%	6.39%	6.13%	Decrease
Total Mortgage loans	363

Other invested assets - real estate owned	3	Trade price	Trade price	NA	NA	NA	Increase

Ceded business
U.S. corporate private securities	40	Trade price	Trade price	NA	NA	NA	Increase

Asset-backed securities	12	Trade price	Trade price	NA	NA	NA	Increase
	59	Discounted cash flow	Discount rate	5.82%	6.57%	6.12%	Decrease
Total Assets-backed securities	71

Mortgage loans	134	Level yield	Market yield	5.32%	7.83%	6.23%	Decrease
	36	Trade price	Trade price	NA	NA	NA	Increase
Total Mortgage loans	170

Short term investments	7	Trade price	Trade price	NA	NA	NA	Increase
Deposit asset	287	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	144	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Insurance liabilities
Retained business (1)	$2,133	Discounted cash flow	Equity volatility curve	15%	26%		Increase
			Lapse rate	0.55%	13%		Decrease
			Spread over risk free	0.33%	1.87%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Ceded business (1)	2,216	Discounted cash flow	Equity volatility curve	15%	26%		Increase
			Lapse rate	0.55%	13%		Decrease
			Spread over risk free	0.50%	0.50%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Net modified coinsurance payable	150	Fair values are determined using the same unobservable inputs as insurance liabilities.

Fortitude Life Insurance & Annuity Company

Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of December 31, 2025, investments totaling $108 million and $40 million were excluded from the Retained business and Ceded business, respectively, under this criteria.. Also excluded from the above chart was $243 million of funds withheld payable to affiliates, related to the Ceded business, that are classified as level 3 for which the unobservable inputs were not readily available.

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in millions)
Assets:
Retained business
Fixed maturity securities
U.S. corporate private securities	$228	Discounted cash flow	Discount rate	4.96%	8.92%	6.78%	Decrease
Foreign corporate private securities	42	Discounted cash flow	Discount rate	4.80%	7.76%	6.07%	Decrease
Asset-backed securities	45	Discounted cash flow	Discount rate	6.68%	12.29%	8.33%	Decrease

Mortgage loans
Residential mortgage loans	286	Discounted cash flow	Discount rate	3.77%	9.94%	6.41%	Decrease
Commercial mortgage loans	78	Discounted cash flow	Discount rate	6.04%	7.32%	6.92%	Decrease
Total Mortgage loans	364

Ceded business
Foreign corporate private securities	4	Discounted cash flow	Discount rate	12.00%	20.00%	13.00%	Decrease
Deposit asset	364	Fair values are determined using the same unobservable inputs as insurance liabilities.
Reinsurance recoverables	163	Fair values are determined using the same unobservable inputs as insurance liabilities.

Liabilities:
Retained business
Insurance liabilities (1)	$2,196	Discounted cash flow	Equity volatility curve	16%	26%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.46%	2.10%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease
Ceded business
Insurance liabilities (1)	$2,184	Discounted cash flow	Equity volatility curve	16%	26%		Increase
			Lapse rate	0.65%	13%		Decrease
			Spread over risk free	0.50%	0.50%		Decrease
			Utilization rate	87.5%	100%		Increase
			Withdrawal rate	See table footnote (2) below.
			Mortality rate	0%	16%		Decrease

Net modified coinsurance payable	145	Fair values are determined using the same unobservable inputs as insurance liabilities.

Excluded from the above chart are certain level 3 assets that were valued by an external vendor and for which the unobservable inputs were not readily available. As of December 31, 2024, investments of $93 million and $12 million were excluded from the Retained business and Ceded business, respectively, under this criteria.

(1) See Note 7 - Insurance liabilities for further discussion regarding the unobservable inputs noted above.
(2) The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2025 and 2024, the

Fortitude Life Insurance & Annuity Company

minimum withdrawal rate assumption was 83% and 84% respectively and the maximum withdrawal rate assumption may be greater than 98.5% and 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Fortitude Life Insurance & Annuity Company

	Year Ended December 31, 2025
	Fair Value, beginning of year	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of year	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities, fair value option
U.S. corporate private securities	$271	$6	$—	$—	$—	$(79)	$24	$—	$—	$222	$7
Foreign corporate private securities	64	4	—	—	—	—	—	—	—	68	4
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—	—	—
Asset-backed securities	70	1	10	—		(10)	(25)	20	—	66	2
Mortgage loans	364	(3)	85	—	—	(79)	(4)	—	—	363	(3)
Other invested assets - real estate owned	—	—	—	—	—	—	3	—	—	3	—
Ceded Business
Fixed maturity securities, fair value option
U.S. corporate private securities	1	—	—	—	—	(1)	—	—	—	—	—
Asset-backed securities	11	—	45	—	—	(11)	—	—	—	45	—
Foreign corporate private securities	4	—	7	—	—	(11)	—	—	—	—	—
Deposit asset	364	(77)	—	—	—	—	—	—	—	287	—
Reinsurance recoverables	163	(19)	—	—	—	—	—	—	—	144	—
Net modified coinsurance payable	(145)	(5)	—	—	—	—	—	—	—	(150)	—
Fixed maturity securities, available for sale
U.S. corporate private securities	—	—	42	—	—	(2)	—	—	—	40	—
Asset-backed securities	—	—	66	—	—	—	—	—	—	66	—
Short-term investments	—	—	7	—	—	—	—	—	—	7	—
Mortgage loans	—	—	173	—	—	(3)	—	—	—	170	—
Funds withheld payable to affiliates	—	—	246	—	—	(3)	—	—	—	243	—

Fortitude Life Insurance & Annuity Company

	Year Ended December 31, 2024
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Change in unrealized gains (losses) for assets still held (1)
	(in millions)
Retained Business
Fixed maturity securities
U.S. corporate private securities	$244	$—	$25	$(45)	$—	$(3)	$50	$—	$—	$271	$5
Foreign corporate private securities	56	1	—	—	—	—	7	—	—	64	1
Residential mortgage-backed securities	5	—	—	—	—	(2)	—	—	—	3	—
Asset-backed securities	246	1	41	(153)	—	(7)	(58)	—	—	70	1
Mortgage loans
Residential mortgage loans	361	11	26	—	—	(111)	(1)	—	—	286	11
Commercial mortgage loans	76	2	—	—	—	—	—	—	—	78	2
Ceded Business
U.S. corporate private securities	1	—	1	—	—	(1)	—	—	—	1	—
Asset-backed securities	—	—	28	—	—	(7)	—	—	(10)	11	—
Foreign corporate private securities	1	—	4	—	—	(4)	3	—	—	4	—
Short-term investments	4	—	6	—	—	(10)	—	—	—	—	—
Deposit asset	438	(71)	—	—	—	—	(3)	—	—	364	—
Reinsurance recoverables	206	(43)	—	—	—	—	—	—	—	163	—
Net modified coinsurance receivable (payable)	(78)	(67)	—	—	—	—	—	—	—	(145)	—

(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Fortitude Life Insurance & Annuity Company

	Year Ended December 31, 2025
		Expected benefits
	Fair Value, beginning of year	Reduction in estimates of expected benefits	Increase in estimates of expected benefits	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of year
	(in millions)
Insurance liabilities
Retained Business	$2,196	$(979)	$659	$65	$192	$—	$2,133
Ceded Business	2,184	(372)	332	35	37	—	2,216
Total Insurance liabilities	$4,380	$(1,351)	$991	$100	$229	$—	$4,349

	Year Ended December 31, 2024
		Expected benefits
	Fair Value, beginning of year	Reduction in estimates of expected benefits	Increase in estimates of expected benefits	Change in fair value (discount rate)	Fee income and paid losses	Other	Fair Value, end of year
	(in millions)
Insurance liabilities
Retained Business	$2,835	$(864)	$511	$(450)	$164	$—	$2,196
Ceded Business	2,168	(269)	324	(48)	9	—	2,184
Total Insurance liabilities	$5,003	$(1,133)	$835	$(498)	$173	$—	$4,380

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

	December 31, 2025			December 31, 2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Assets:
Reinsurance recoverables	$—	$(19)	$(19)	$—	$(43)	$(43)
Modified coinsurance receivable	—	143	143	—	87	87
Deposit asset	—	(77)	(77)	—	(74)	(74)
Liabilities:
Insurance liabilities	$(63)	$32	$(31)	$(639)	$16	$(623)

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

	December 31, 2025
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$63	$—	$63	$63
Reinsurance recoverable on policyholder contract deposits associated with investment-type contracts	—	—	471	471	463
Other invested assets - Other	22	—	11	33	33
Liabilities:
Policyholder contract deposits associated with investment-type contracts	—	—	545	545	535
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,184	$—	$1,184	$1,180
Securities lending transactions	—	3	—	3	3

	December 31, 2024
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Accrued investment income	$—	$58	$—	$58	$58
Other invested assets - Other	26	—	11	37	37
Liabilities:
Liabilities associated with secured borrowing arrangements
Repurchase agreements	$—	$1,220	$—	$1,220	$1,200

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Accrued investment income - The Company believes that due to the short-term nature of these assets, the carrying value approximates fair value.

Reinsurance recoverable on policyholder contract deposits associated with investment-type contracts - Fair value is estimated using the same valuation procedures as the underlying policyholder contract deposits associated with investment-type contracts, as described below.

Other invested assets - Other - Includes policy loans and cash collateral pledged in excess of derivative liabilities. For policy loans, which are classified within Level 3, carrying value generally approximates fair value. For cash collateral pledged in excess of derivative liabilities, which is classified as Level 1, the carrying value approximates fair value due to the short-term nature of these transactions.

Policyholder contract deposits associated with investment-type contracts - The fair value of policyholder contract deposits associated with investment-type contracts is estimated using discounted cash flow calculations based on interest rates currently

Fortitude Life Insurance & Annuity Company

being offered in the industry for similar contracts with maturities consistent with those of the contracts being valued. When no similar contracts are being offered, the discount rate is the U.S. Treasury spot rate or current risk-free interest rate. Other factors considered in the estimation process include current policyholder account values and related surrender charges, expectations about policyholder behavior and risk margin adjustments.

Liabilities associated with secured borrowing arrangements - Fair values for liabilities associated with repurchase agreements that have a maturity date greater than one year are determined using discounted cash flow analyses and incorporate interest rates associated with the repurchase agreement. The carrying amount of liabilities associated with securities lending transactions and repurchase agreements with a maturity date of one year or less approximates fair value due to the short-term nature of these transactions.

5. INVESTMENTS

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated.

	December 31,
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$—	$1	$1	$—	$1	$1
Real estate-related	—	3	3	—	3	3
Subtotal equity method	—	4	4	—	4	4
Fair value:
Private equity	28	—	28	27	—	27
Total LPs/LLCs	28	4	32	27	4	31
Derivative instruments	12	471	483	14	313	327
Other	36	—	36	37	—	37
Total other invested assets	$76	$475	$551	$78	$317	$395

Fortitude Life Insurance & Annuity Company

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities, fair value option	$43	$11	$54	$43	$12	$55
Fixed maturity securities, available for sale	—	2	2	—	—	—
Mortgage loans	5	—	5	1	—	1
Short-term investments and cash equivalents	2	—	2	2	—	2
Total accrued investment income	$50	$13	$63	$46	$12	$58

The aggregate fair value of mortgage loans that were 90 days or more past due and in non-accrual status were $4 million and $3 million as of December 31, 2025 and 2024, respectively. The aggregate unpaid principal balance for these loans approximated fair value as of both December 31, 2025 and 2024.

There were no write-downs on accrued investment income for the years ended December 31, 2025 and 2024.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Year Ended December 31
	2025			2024			2023
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Fixed maturity securities, fair value option	$214	$58	$272	$238	$56	$294	$221	$51	$272
Fixed maturity securities, available for sale	—	2	2	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—	—	5	5
Mortgage loans	26	1	27	29	—	29	23	—	23
Other invested assets	1	—	1	6	(1)	5	27	2	29
Short-term investments and cash equivalents	44	8	52	31	7	38	22	20	42
Income ceded via funds withheld payable	—	(4)	(4)	—	—	—	—	—	—
Gross investment income	$285	$65	$350	$304	$62	$366	$293	$78	$371
Less: investment expenses (1)	(73)	—	(73)	(74)	—	(74)	(53)	(3)	(56)
Net investment income	$212	$65	$277	$230	$62	$292	$240	$75	$315

(1) For the years ended December 31, 2025, 2024, and 2023 investment expenses within the Retained Business includes $62 million, $68 million, and $33 million respectively, of expense related to liabilities associated with repurchase agreements.

The activity included in the above charts include interest income on investments for which we have elected the fair value option, where applicable.

Fortitude Life Insurance & Annuity Company

Investment Gains (Losses), Net

The following tables set forth “Investment gains (losses), net” by investment type, for the periods indicated:

	Year Ended December 31, 2025
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities, fair value option	$114	$(66)	$48	$27	$(1)	$26	$141	$(67)	$74
Mortgage loans	(3)	—	(3)	—	—	—	(3)	—	(3)
Derivatives	—	(443)	(443)	—	158	158	—	(285)	(285)
Total	$111	$(509)	$(398)	$27	$157	$184	$138	$(352)	$(214)

	Year Ended December 31, 2024
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities, fair value option	$(177)	$—	$(177)	$1	$—	$1	$(176)	$—	$(176)
Mortgage loans	11	—	11	—	—	—	11	—	11
Derivatives	—	(742)	(742)	—	219	219	—	(523)	(523)
Total	$(166)	$(742)	$(908)	$1	$219	$220	$(165)	$(523)	$(688)

	Year Ended December 31, 2023
	Retained Business			Ceded Business			Total Business
	Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in millions)
Fixed maturity securities, fair value option	$160	$(35)	$125	$41	$(22)	$19	$201	$(57)	$144
Equity securities	—	—	—	5	—	5	5	—	5
Mortgage loans	2	—	2	—	—	—	2	—	2
Derivatives	—	(750)	(750)	—	289	289	—	(461)	(461)
Total	$162	$(785)	$(623)	$46	$267	$313	$208	$(518)	$(310)

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

	December 31,
	2025				2024
	Up to 30 days	30-90 days	Greater than 90 days	Total	Up to 30 days	30-90 days	Greater than 90 days	Total

U.S. corporate public securities	$380	$298	$502	$1,180	$203	$495	$502	$1,200

Fortitude Life Insurance & Annuity Company

The market value of the securities posted as collateral under the repurchase agreements was $1,217 million and $1,224 million as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the Company received (returned) a net $17 million and $(62) million, respectively, of fixed maturity securities to/from counterparties, on a non-cash basis, related to collateral for liabilities associated with repurchase agreements contained within the Retained Business.

Securities Lending Transactions

As of December 31, 2025 there were $3 million of liabilities associated with securities lending transactions, all of which are included in the Ceded Business. The remaining contractual maturity of these liabilities are considered "overnight and continuous". The market value of the foreign corporate public debt securities that were loaned under these transactions was $3 million. There were no outstanding securities lending agreements as of December 31, 2024.

Fixed Maturity Securities, Available For Sale

As of December 31, 2025, gross unrealized losses and the allowance for credit losses were both less than $1 million on available-for-sale fixed maturity securities. There were no gross unrealized gains on available-for-sale fixed maturity securities as of December 31, 2025.

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	December 31, 2025
	Amortized Cost	Fair Value
	(in millions)
Due after one year through five years	$5	$5
Due after five years through ten years	21	21
Due after ten years	23	23
Mortgage-backed, asset-backed and collateralized	198	198
Total	$247	$247

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed, asset-backed and collateralized securities are shown separately in the table above, as they do not have a single maturity date.

For the year ended December 31, 2025, proceeds from sales and maturities related to available-for-sale fixed maturity securities were $2 million each.

6.    DERIVATIVES, HEDGING, AND OFFSETTING

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include but are not necessarily limited to:

•Interest rate contracts: swaps, swaptions, futures, forwards, options, caps, floors, and treasury bond total return swaps
•Equity contracts: futures, options, and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps

See below for information on these contracts and the related strategies.

Interest Rate Contracts

Interest rate swaps, options, and treasury bond total return swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in the values of assets and liabilities it owns or anticipates acquiring or selling.

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

•Bond total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on a bond portfolio and Secured Overnight Financing Rate ("SOFR") plus an associated funding spread based on a notional amount. The Company generally uses bond total return swaps to hedge the effect of changes in interest rates.

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

•Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an equity index and Secured Overnight Financing Rate ("SOFR") plus an associated funding spread based on a notional amount. The Company generally uses equity total return swaps to hedge the effect of changes in equity indices.

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

	December 31, 2025			December 31, 2024
	Gross Notional Values/Units	Gross Fair Value		Gross Notional Values/Units	Gross Fair Value
		Assets	Liabilities		Assets	Liabilities
Primary Underlying Risk/Instrument Type	(in millions)
Retained Business
Interest Rate
Interest Rate Swaps	$97,920	$558	$(958)	$40,347	$384	$(822)
Interest Rate Options	640	17	(72)	640	30	(54)
Total Return Swaps	1,233	1	(30)	1,079	—	(66)
Equity
Equity Futures	(425)	2	(2)	(799)	36	(9)
Total Return Swaps	2,435	5	(38)	2,435	89	(1)
Equity Options	2,693	51	(30)	3,035	87	(135)
Currency/Interest Rate
Foreign Currency Swaps	49	—	—	46	3	—
Total Derivatives, Retained Business	104,545	634	(1,130)	46,783	629	(1,087)

Ceded Business
Interest Rate
Interest Rate Swaps	585	8	(4)	285	15	(7)
Currency/Interest Rate
Foreign Currency Swaps	24	1	—	33	4	—
Equity
Total Return Swaps	135	—	(5)	250	1	—
Equity Options	2,468	495	(29)	2,468	327	(27)
Total Derivatives, Ceded Business	3,212	504	(38)	3,036	347	(34)
Total Derivatives (1)	$107,757	$1,138	$(1,168)	$49,819	$976	$(1,121)
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

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$634	$(604)	$(18)	$12	$—	$12
Ceded Business	504	(29)	(4)	471	—	471
Total	$1,138	$(633)	$(22)	$483	$—	$483
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,130	$(604)	$(486)	$40	$(40)	$—
Ceded Business	38	(29)	(4)	5	—	5
Total Derivatives	$1,168	$(633)	$(490)	$45	$(40)	$5
Repurchase agreements	$1,180	$—	$—	$1,180	$(1,180)	$—
Securities lending transactions	$3	$—	$—	$3	$(3)	$—

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position		Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
		Counterparty Netting	Cash Collateral
	(in millions)
Offsetting of Financial Assets:
Derivatives
Retained Business	$629	$(491)	$(124)	$14	$—	$14
Ceded Business	347	(34)	—	313	—	313
Total	$976	$(525)	$(124)	$327	$—	$327
Offsetting of Financial Liabilities:
Derivatives
Retained Business	$1,087	$(491)	$(510)	$86	$(86)	$—
Ceded Business	34	(34)	—	—	—	—
Total	$1,121	$(525)	$(510)	$86	$(86)	$—
Repurchase agreements	$1,200	$—	$—	$1,200	$(1,200)	$—

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

	Year Ended December 31
	2025			2024			2023
	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total	Investment gains (losses), net	Other income	Total
	(in millions)
Retained Business
Interest Rate	$(24)	$—	$(24)	$(278)	$—	$(278)	$(147)	$—	$(147)
Currency/Interest Rate	—	(7)	(7)	—	9	9	—	(5)	(5)
Credit	—	—	—	3	—	3	5	—	5
Equity	(419)	—	(419)	(467)	—	(467)	(608)	—	(608)
Total, Retained Business	(443)	(7)	(450)	(742)	9	(733)	(750)	(5)	(755)
Ceded Business
Interest Rate	—	—	—	3	—	3	67	—	67
Currency/Interest Rate	(2)	—	(2)	2	—	2	(2)	—	(2)
Credit	—	—	—	—	—	—	3	—	3
Equity	160	—	160	214	—	214	221	—	221
Total, Ceded Business	158	—	158	219	—	219	289	—	289
Total	$(285)	$(7)	$(292)	$(523)	$9	$(514)	$(461)	$(5)	$(466)

Fortitude Life Insurance & Annuity Company

7.  INSURANCE LIABILITIES

Insurance Liabilities at Fair Value

Retained Business insurance liabilities associated with insurance contracts for which the fair value option has been elected are primarily comprised of variable annuity contracts that include guaranteed benefits, including GMAB, GMWB, GMDB, and GMIWB. Also included in the Retained Business are smaller blocks of variable universal life and fixed payout annuity products for which we have also elected the fair value option.

Ceded Business insurance liabilities associated with insurance contracts for which we have elected the fair value option are primarily comprised of registered index-linked annuities and fixed annuities, which includes both fixed indexed and fixed deferred annuities, and certain other variable annuities.

The remainder of our insurance contracts for which we have elected the fair value option are comprised of individual annuities and supplementary contracts with life contingencies and are included in both of our segments.

The following represents the major components of our insurance liabilities, by segment:

	December 31,
	2025			2024
	Retained Business	Ceded Business	Total	Retained Business	Ceded Business	Total
	(in millions)
Insurance Liabilities
Variable annuity contracts with guaranteed benefits	$1,849	$143	$1,992	$1,913	$177	$2,090
Registered index-linked and Fixed annuity contracts	—	2,042	2,042	—	1,977	1,977
Other insurance contracts	284	31	315	283	30	313
Total Insurance Liabilities	$2,133	$2,216	$4,349	$2,196	$2,184	$4,380

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

Policyholder Contract Deposits

	December 31, 2025
	Funding Agreements	Deferred Annuities	Total
	(in millions)
Balance, beginning of year	$—	$—	$—
Issuances (funds collected from new business)	498	32	530
Interest credited	5	—	5
Balance, end of year	$503	$32	$535
Less: Reinsurance recoverable	431	32	463
Balance, end of year, net of reinsurance recoverable	$72	$—	$72

Weighted-average crediting rate	4.63%	4.31%
Cash surrender value	N/A	$29

	December 31, 2025
Range of Guaranteed Minimum Crediting Rates	At Guaranteed Minimum Crediting Rate	1 bp-50 bps above Guaranteed Minimum Crediting Rate	51 bps-150 bps Above Guaranteed Minimum Crediting Rate	More than 150 bps Above Guaranteed Minimum Crediting Rate	Total
	(in millions)
Funding Agreements
Greater than 4.00%	$503	$—	$—	$—	$503
Total	$503	$—	$—	$—	$503

Deferred Annuities
Less than 1.99%	$—	$—	$—	$32	$32
Total	$—	$—	$—	$32	$32

Fortitude Life Insurance & Annuity Company

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

New Reinsurance Transactions

In October 2025, FLIAC entered into a reinsurance agreement to cede, on a modified coinsurance basis, at least 85% of its funding agreement liabilities associated with the FABN program to a Bermuda-domiciled affiliate of the Company. The agreement was effective October 6, 2025 and includes funding agreements issued beginning on the effective date.

In October 2025, FLIAC entered into a reinsurance agreement with an unaffiliated subsidiary of a U.S. based life insurance company to assume, on a coinsurance basis, a portion of new fixed annuity liabilities, of which 100% of the assumed business was immediately retroceded, on a modified coinsurance basis, to a Bermuda-domiciled affiliate of the Company. The agreement was effective October 6, 2025 and includes new policies beginning on the effective date.

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

There was no significant novation activity during 2025 and 2024 and we do not expect significant future novation activity under the program. Since the acquisition of the Company in April 2022, approximately 73 percent of account value in the Ceded Business has been novated to Pruco Life under this program.

Fortitude Life Insurance & Annuity Company

Reinsurance amounts included in the consolidated statements of operations and comprehensive income (loss) for the Company were as follows:

	Year Ended December 31
	2025	2024	2023
	(in millions)
Premiums:
Direct	$35	$38	$31
Ceded	(4)	(3)	(4)
Net premiums	$31	$35	$27

Policy charges and fee income:
Direct	$457	$490	$495
Ceded	(36)	(38)	(39)
Net policy charges and fee income	$421	$452	$456

Asset management and service fees
Direct	$87	$93	$91
Ceded	—	—	—
Net asset management and service fees	$87	$93	$91

Interest credited to policyholders’ account balances
Direct	$6	$—	$—
Ceded	(5)	—	$—
Net interest credited	$1	$—	$—

Policyholders benefits and changes in fair value of insurance liabilities
Direct	$360	$364	$343
Ceded	(110)	(94)	(58)
Net policyholders benefits	$250	$270	$285
Changes in fair value of insurance liabilities	90	(353)	55
Net policyholders benefits and changes in fair value of insurance liabilities	$340	$(83)	$340

Fortitude Life Insurance & Annuity Company

Reinsurance amounts included in the consolidated statements of financial position are as follows:

	December 31, 2025
	Registered Index-linked Annuities		New York Variable Annuities	Fixed Annuities (1)	Funding Agreements	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,802		$33	$33	$391	$—	$2,259
Cash and cash equivalents	119		—	—	154	—	273
Accrued investment income	11		—	1	1	—	13
Reinsurance recoverables	—		113	32	431	31	607
Deposit asset	—		—	287	—	—	287
Other assets	1		—	—	—	—	1
Separate account assets	42		1,949	—	—	—	1,991
TOTAL ASSETS	$1,975		$2,095	$353	$977	$31	$5,431

LIABILITIES
Insurance liabilities	$1,756		$142	$287	$—	$31	$2,216
Policyholder contract deposits	—		—	32	503	—	535
Funds withheld payable to affiliates	—		—	34	461	—	495
Net modified coinsurance payable	146		4	—	—	—	150
Liabilities associated with secured borrowing arrangements	3		—	—	—	—	3
Other liabilities	28		—	—	13	—	41
Separate account liabilities	42	`	1,949	—	—	—	1,991
TOTAL LIABILITIES	$1,975		$2,095	$353	$977	$31	$5,431

	December 31, 2024
	Registered Index-linked Annuities	New York Variable Annuities	Fixed Annuities (1)	Single Premium Immediate Annuities	Total
	(in millions)
ASSETS
Total investments	$1,682	$45	$—	$—	$1,727
Cash and cash equivalents	65	—	—	—	65
Accrued investment income	12	—	—	—	12
Reinsurance recoverables	—	133	—	30	163
Deposit asset	—	—	364	—	364
Separate account assets	35	1,980	—	—	2,015
TOTAL ASSETS	$1,794	$2,158	$364	$30	$4,346

LIABILITIES
Insurance liabilities	$1,613	$177	$364	$30	$2,184
Other liabilities	2	—	—	—	2
Net modified coinsurance payable	144	1	—	—	145
Separate account liabilities	35	1,980	—	—	2,015
TOTAL LIABILITIES	$1,794	$2,158	$364	$30	$4,346
(1) Includes fixed-indexed and fixed deferred annuities.

Fortitude Life Insurance & Annuity Company

Included in the registered index-linked annuities and the New York variable annuities products is a modified coinsurance payable of $1,905 million and $1,757 million as of December 31, 2025 and 2024, respectively, which is equal to the assets held in the modified coinsurance portfolio and is included in the net modified coinsurance receivable/payable.
9.    INCOME TAXES

Tax Law Changes

In July 2025, H.R.1, known as the “One Big Beautiful Bill Act” was signed into law. H.R.1 includes a broad range of tax reform provisions that impact businesses across numerous sectors of the U.S. economy. We evaluated the impact of H.R.1 on the Company and determined there is no material impact on its financial position or results of operations for the year ended December 31, 2025.

In August 2022, the U.S. enacted The Inflation Reduction Act of 2022, which provides among other provisions a new corporate alternative minimum tax (“CAMT”). The CAMT is effective for taxable years beginning after December 31, 2022 and generally applies to taxpayers with average annual financial statement income exceeding $1 billion over a three-year period. The Company determined that there were no material impacts with respect to CAMT for the years ended December 31, 2025, 2024, and 2023.

Effective Tax Rate

The following schedule discloses significant components of Income tax expense (benefit):

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Income (loss) from operations before income taxes
U.S. federal	$106	$104	$(10)
Total income (loss) from operations before income taxes	$106	$104	$(10)

Income tax expense (benefit) from operations
Current tax expense (benefit):
U.S. federal	$4	$5	$(14)
State and local	1	1	—
Total current tax expense (benefit)	5	6	(14)

Deferred tax expense (benefit):
U.S. federal	7	26	8
Total deferred tax expense (benefit)	7	26	8

Total income tax expense (benefit)
U.S. federal	11	31	(6)
State and local	1	1	—
Total income tax expense (benefit)	$12	$32	$(6)

Fortitude Life Insurance & Annuity Company

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(in millions)		(in millions)		(in millions)
Income (loss) from operations before income taxes	$106		$104		$(10)

Tax provision at the U.S. federal statutory rate	22	21.0%	22	21.0%	(2)	21.0%

U.S federal income taxes
Change in valuation allowance	2	1.6%	14	13.3%	(1)	6.2%
Non-taxable or non-deductible items
Goodwill impairment	—	—%	—		20	(198.4)%
Investment income (1)	(6)	(5.9)%	(8)	(8.0)%	(7)	76.1%
Foreign taxes	—	—%	—		(3)	26.0%
Transfer pricing adjustment	(5)	(4.5)%	(2)	(1.6)%	(6)	59.1%
Other
Prior year true-up	(1)	(0.6)%	3	2.6%	(6)	65.0%
Deferred tax adjustment	(1)	(0.7)%	2	2.0%	(1)	9.1%

State income taxes, net of federal income tax benefit (2)	1	0.4%	1	1.3%	—	—%

Total reported income tax expense (benefit)	$12	11.3%	$32	30.6%	$(6)	64.1%

(1) Primarily related to the impact of non-taxable investment income associated with the Dividends Received Deduction (“DRD”).
(2) During the year ended December 31, 2025, state and local taxes in New Jersey comprised greater than 50% of the tax effect in this category.

Income Taxes Paid

The Company made income tax payments of $4 million, $13 million, and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively, which were fully attributable to U.S federal income taxes.

Fortitude Life Insurance & Annuity Company

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Net operating loss	$105	$107
Investments	61	87
Intangibles	49	54
Capital loss carryforwards	48	35
Change in insurance liabilities - OCR component	34	13
Other	3	2
Total deferred tax assets	300	298

Deferred tax liabilities:
Insurance reserves	(176)	(189)

Net deferred tax asset before valuation allowance	$124	$109
Valuation allowance	(52)	(50)
Net deferred tax asset	$72	$59
Net current income tax receivable	15	$17
Income taxes (1)	$87	$76

(1) Income taxes are presented net of current income tax payable of $4 million as of December 31, 2025, which is included in “Other Liabilities” on the consolidated statements of financial position. No current income tax payable was included in ”Other Liabilities” as of December 31, 2024.

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

As of December 31, 2025 and 2024, the Company held a valuation allowance of $52 million and $50 million, respectively, regarding realized and unrealized capital losses on our fixed maturity securities portfolio. A portion of the deferred tax asset relates to unrealized capital losses for which the carryforward period has not yet begun, and as such, when assessing its recoverability, we consider our ability and intent to hold the underlying securities to recovery. The amount of the deferred tax asset considered realizable may be adjusted if projections of future taxable income, including the character of that taxable

Fortitude Life Insurance & Annuity Company

income during the requisite carryforward period, are updated or if objective negative evidence exists that outweighs the positive evidence. The increase in the valuation allowance is primarily due to increased capital losses on our fixed maturity securities portfolio.

Loss Carryforwards

The Company has capital loss carryforwards of $228 million as of December 31, 2025. Capital losses are being carried forward for five years and utilized against any future capital gains generated during that period. The capital loss carryforwards begin to expire in 2027.

The Company has net operating loss carryforwards of $499 million as of December 31, 2025. The net operating loss will be carried forward indefinitely.

Tax Audits and Unrecognized Tax Benefits

The Company filed tax returns for the years ended December 31, 2024 and 2023 and for the period beginning the day after the acquisition of the Company by FGH, which occurred on April 1, 2022. These tax years remain open and subject to examination. Pursuant to the acquisition agreement, any tax examinations and resulting tax liability during the period prior to acquisition will be the sole responsibility of the previous parent, Prudential Annuities, Inc.

We periodically evaluate uncertain tax positions to determine whether the tax positions are more likely than not to be realized as a tax benefit or expense in the current year. We also recognize interest and penalties related to uncertain tax benefits in U.S. Federal income tax expense. As of December 31, 2025 and 2024, there were no uncertain tax positions and no accruals for interest and penalties. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

10.    EQUITY

Dividends to Parent

During 2025, an extraordinary dividend of $50 million to FGH was approved by both the Company’s board of directors and the Arizona DIFI and was paid in cash during the fourth quarter of 2025.

During the first quarter of 2024, a $150 million dividend was approved by the Company's board of directors, $75 million of which was considered an ordinary dividend and not subject to approval by the Arizona Department of Insurance and Financial Institutions ("DIFI") prior to payment. The other $75 million was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In the second quarter of 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH.

During the third quarter of 2024, a $150 million extraordinary dividend was approved by the Company's board of directors, which was conditioned upon the Company receiving written approval from the Arizona DIFI prior to payment. In the fourth quarter of 2024, the Company received written approval from the Arizona DIFI and the entire $150 million dividend was distributed in cash to FGH.

Distribution to Parent

During 2023, the Company made a $45 million distribution to its parent company, FGH, as a result of updated information regarding certain tax assets related to the acquisition of FLIAC, which resulted in an offsetting reduction to "Additional paid-in capital".

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative other comprehensive income items that are reported separate from net income and detailed on the consolidated statements of operation and comprehensive income (loss). AOCI is comprised of changes in own-credit risk related to insurance liabilities under the fair value option and unrealized gains and losses related to fixed maturity securities designated as available for sale. See the consolidated statements of equity for additional information regarding this activity.

Fortitude Life Insurance & Annuity Company

11.    RELATED PARTY TRANSACTIONS
The Company has transactions and relationships with affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

Expense Charges and Allocations

The majority of the Company’s expenses are allocations or charges from FGH. These expenses primarily relate to general and administrative expenses which include accounting, actuarial, risk management, and data processing services. FGH also provides the Company with personnel and certain other services. The allocation of costs for other services are based on estimated level of usage, transactions, or time incurred in providing the respective services. During the years ended December 31, 2025, 2024 and 2023, FLIAC was allocated $36 million, $42 million, and $30 million, respectively, of costs for these services.

Affiliated Investment and Advisory Activities

FLIAC is affiliated with The Carlyle Group Inc. (“Carlyle”), whereby Carlyle, through an affiliated investment fund, has an equity investment in its parent, FGH. As of December 31, 2025, Carlyle’s investment percentage in FGH was 38.5%. In addition, FLIAC entered into an investment management and consulting services agreement with an affiliate of Carlyle.

Certain of Carlyle's affiliates also provide investment management services for FLIAC pursuant to investment management agreements. Investment management fees are charged based on a percentage of assets under management and were $4 million, $2 million, and $5 million for the years ended December 31, 2025, 2024, and 2023, respectively. These fees are recorded within net investment income in the consolidated statements of operations.

As of December 31, 2025 and 2024, assets under management by Carlyle affiliates had a market value of $489 million and $490 million, respectively, and were comprised primarily of private credit fixed income securities. FLIAC recognized $30 million, $42 million, and $29 million of investment income related to these assets under management during the years ended December 31, 2025, 2024 and 2023, respectively.

In connection with the investment management agreements, as of December 31, 2025 and 2024, FLIAC had unfunded commitments of $146 million and $44 million, respectively, to fund private investments where one or more Carlyle entities serves as general partner to the fund.

Affiliated Asset Transfers

The Company may participate in affiliated asset transfers with its parent and affiliates. Book and market value differences for trades with its parent and affiliates are recognized within “Investment gains (losses), net” on the consolidated statements of operations. The table below shows affiliated asset trades for the year ended December 31, 2025, 2024, and 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Net Investment Gains (Losses)
				(in millions)
Fortitude Re Investments, LLC	January 2025	Sale	Fixed Maturity Securities	13	13	$—
Fortitude Reinsurance Company Ltd.	December 2024	Sale	Fixed Maturity Securities	197	202	(5)
Fortitude Reinsurance Company Ltd.	December 2024	Sale	Derivatives	10	5	5
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	26	26	—
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	47	47	—
Fortitude Reinsurance Company Ltd.	December 2023	Sale	Limited Partnership	24	14	10
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	135	135	—
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	56	56	—
Fortitude Reinsurance Company Ltd.	November 2023	Sale	Limited Partnership	37	33	4
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	12	12	—
Fortitude Re Investments, LLC	May 2023	Sale	Limited Partnership	7	7	—

Fortitude Life Insurance & Annuity Company

Affiliated Reinsurance Transactions

The Company reported the following balances in its consolidated statements of financial position associated with ceded affiliated reinsurance transactions. See Note 8 for further information regarding these transactions.

December 31, 2025
(in millions)
Assets:
Reinsurance recoverable	$463
Liabilities:
Funds withheld payable	$495

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

In 2024, the Arizona DIFI approved a permitted accounting practice allowing the Company to admit the assets subject to certain long-term repurchase agreements with maturity dates greater than 365 days. This permitted practice was renewable annually, subject to certain conditions that have been met by the Company. In September 2025, the Company subsequently amended and restated these long-term repurchase agreements, resulting in the discontinuance of the permitted practice.

Statutory Net Income and Capital and Surplus

Statutory net income of the Company amounted to $173 million, $28 million, and $383 million for the years ended December 31, 2025, 2024, and 2023, respectively. Statutory capital and surplus of the Company amounted to $481 million and $454 million at December 31, 2025 and 2024, respectively.

If the above-mentioned permitted practice was not granted by the Arizona DIFI, the Company’s capital and surplus as of December 31, 2024 would have decreased by $502 million. In addition, the impact to the Company’s risk-based capital ratio would have triggered a regulatory event. The permitted practice had no impact on the Company’s statutory net income.

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

During the year ended December 31, 2025, an extraordinary dividend of $50 million to FGH was approved by both the Company’s board of directors and the Arizona DIFI and was paid in cash during the fourth quarter of 2025.

Deposits

As of both December 31, 2025 and 2024 there were fixed maturity securities of $7 million on deposit with governmental authorities or trustees as required by certain insurance laws.

Fortitude Life Insurance & Annuity Company

13.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

As of December 31, 2025 and 2024, the Company had commitments totaling $334 million and $224 million, respectively, to purchase private fixed maturity securities, mortgage loans, and alternative investments. These amounts include unfunded commitments that are not unconditionally cancellable. See Note 11 for further information regarding certain commitments to related parties.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2025, the aggregate range of reasonably possible losses in excess of recoveries from unaffiliated indemnitors regarding litigation and regulatory matters, for which such an estimate currently can be made, is not considered to be material and no accrual has been made regarding such matters. This estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

14.    SEPARATE ACCOUNTS

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts is as follows:

	December 31,
	2025			2024
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
	(in millions)
Mutual funds:
Equity	$14,144	$1,388	$15,532	$14,256	$1,378	$15,634
Fixed income	6,125	601	6,726	6,497	628	7,125
Other	13	2	15	89	9	98
Total mutual funds	$20,282	$1,991	$22,273	$20,842	$2,015	$22,857

Separate Account Liabilities

The balances of and changes in separate account liabilities, at fair value, are as follows:

	Year Ended December 31,
	2025			2024
	(in millions)
	Retained Business	Ceded Business	Total Business	Retained Business	Ceded Business	Total Business
Balance, beginning of year	$20,842	$2,015	$22,857	$21,800	$2,070	$23,870
Deposits	26	4	30	37	4	41
Investment performance	2,594	248	2,842	2,258	216	2,474
Policy charges	(419)	(34)	(453)	(450)	(36)	(486)
Surrenders and withdrawals	(2,764)	(286)	(3,050)	(2,818)	(264)	(3,082)
Benefit payments	(45)	(3)	(48)	(45)	(3)	(48)
Net transfers from general account	48	47	95	60	28	88
Balance, end of year	$20,282	$1,991	$22,273	$20,842	$2,015	$22,857

Cash surrender value	$20,260	$1,988	$22,248	$20,830	$2,013	$22,843

Fortitude Life Insurance & Annuity Company

15.    CREDIT AND LIQUIDITY AGREEMENTS

Letter of Credit Facility

During 2025, the Company was added as a participant to two uncommitted bilateral letter of credit agreements to support its collateral requirements, which allows it to issue up to $300 million under these facilities. Both letter of credit agreements were initially established for certain of the Company's affiliates. Both agreements contain certain restrictive and maintenance covenants customary for facilities of this type. The ability to utilize the facilities is also subject to the ability and willingness of the banks to issue the letter of credit. The Company is currently in compliance with all covenants associated with these facilities. The Company has not utilized either credit facility since being added as a participant.

Also during 2025, the Company became eligible to issue a standby letter of credit with another bank, allowing issuance of up to $100 million until its expiration in December 2027. The facility contains certain restrictive and maintenance covenants customary for facilities of this type. In addition, borrowings are not contingent on the Company’s credit ratings nor subject to material adverse change clauses, however, the Company will be required to maintain a minimum Company Action Level (“CAL”) Risk-based Capital ratio of 250% to maintain the agreement. In December 2025, a $1 million letter of credit was issued under the agreement, which remained outstanding as of December 31, 2025.

The maximum board-approved overall capacity of the letter of credit program is $1,500 million for all participants. The maximum board-approved amount for letters of credit that can be issued under this program for FLIAC is $500 million.

Intercompany Liquidity Agreement

FLIAC entered into an intercompany liquidity agreement with FGH that allows the Company to borrow or loan funds of up to $300 million to meet the short-term liquidity and other capital needs of itself and FGH and its affiliates.

The Company did not borrow any funds under the agreement during the year ended December 31, 2025.

During the second quarter of 2025, the Company loaned $50 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2025.

During the years ended December 31, 2024 and 2023, the Company borrowed a cumulative total of $80 million and $434 million, respectively, from FGH under the agreement, all of which was repaid in full during the respective years, plus interest.

In November 2023, the Company loaned $150 million of funds to FGH under the agreement, which was repaid in full, plus interest, in December 2023.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2025 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to provide reasonable assurance that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 15d-15(e), as of December 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Biographical information for each of FLIAC’s directors and executive officers is set forth below:

Directors

Ciara A. Burnham, 59, Director. Ciara A. Burnham has served as a Director of FLIAC since April 1, 2022 and serves on the Audit Committee. Ms. Burnham also serves as a Director of Fortitude Re. In addition to her role as a Director of FLIAC, Ms. Burnham is a financial services executive, board director and investor with three decades of experience across the industry. Ms. Burnham serves on the boards of several financial services and fintech companies, and also works with non-profit organizations focused on ESG, social impact and education. Ms. Burnham spent two decades as a Senior Managing Director with Evercore, the global investment bank, where she worked across both the investment banking and investment management businesses. Ms. Burnham joined Evercore shortly after its inception and played a significant leadership role in the build-out of the firm’s presence on a global basis. She has worked with early stage fintech companies as a senior advisor and partner with QED, a leading venture capital firm. Earlier in her career, Ms. Burnham was an equity research analyst with Sanford Bernstein and a consultant with McKinsey. Ms. Burnham received an A.B. cum laude from Princeton University and an M.B.A. with honors from Columbia Business School. She serves as Chair of the Board of Trustees for EDC, a leading non-profit working globally in education, healthcare and economic opportunity. Ms. Burnham is a member of the Advisory Boards of the Tamer Center for Social Enterprise and the Program for Financial Studies at Columbia Business School. We believe Ms. Burnham is a valuable member of our board because of her experience in the financial services industry and her work with non-profit organizations focused on ESG, social impact and education.

Douglas A. French, 66, Director. Douglas A. French has served as a Director of FLIAC since April 1, 2022. Mr. French serves on the Nominating and Compensation Committee. Mr. French also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. French is the recent Managing Principal of the Insurance and Actuarial Advisory Services practice of Ernst & Young LLP’s Financial Services Organization. Mr. French has spent more than 35 years in actuarial consulting. Before joining Ernst & Young LLP in 1999, he was a principal and global practice director of a major actuarial consulting firm. As a senior consultant, Mr. French has drawn on his global experiences to assist life, health and property/casualty clients in mergers and acquisitions, strategic planning, enterprise risk and capital management, financial reporting and management, financial projections and modeling and distribution economics and effectiveness. Throughout his career, he has not only maintained his technical actuarial skills, but has also strived to understand the broader strategic implications and drivers for the insurance industry and its participants. His deep understanding of the industry allows him to translate concepts and business models into active strategies and tactics for his clients. Mr. French is a frequent speaker at industry seminars and author in industry publications. He is also a former Corporate Advisory Council member of the International Association of Black Actuaries, a College of Natural Sciences Advisory Council participant at the University of Texas at Austin and an Emeritus Trustee of The Actuarial Foundation. In 2018, Mr. French received the Society of Actuaries Distinguished Service Award for significant contributions to the actuarial profession. Mr. French holds a B.S. in Mathematics from the University of Texas at Austin. We believe Mr. French is a valuable member of our board because of his robust experience in actuarial consulting.

Effective March 4, 2026, Dan Guilbert, 52, was appointed as a Director of FLIAC and will also serve on the Audit Committee. An industry executive with 30 years of insurance and financial services experience, Mr. Guilbert also serves as a Director of Fortitude Re. Mr. Guilbert was previously President of Individual Life and Retirement at Symetra Financial where he was responsible for all aspects of those business lines (strategy, product, sales, service, etc.). Previously, Mr. Guilbert held roles across product development, actuarial and risk functions at Hartford Life, including being appointed Chief Actuary and Risk Officer. Mr. Guilbert graduated from Bryant College with a degree in actuarial science and became a Fellow of the Society of Actuaries (FSA) in 2001. We believe Mr. Guilbert is a valuable member of our board because of his extensive leadership experience in a variety of actuarial and financial roles within the insurance industry.

Brian T. Schreiber, 60, Director. Brian T. Schreiber has served as a Director of FLIAC since April 1, 2022. Mr. Schreiber also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Schreiber is a Managing Director and Head of Carlyle Insurance Solutions, a business unit at Carlyle. Prior to joining Carlyle, Mr. Schreiber spent 20 years at AIG in a variety of senior executive roles, including: Chief Strategy Officer, Deputy Chief Investment Officer, and Global Treasurer, and was a member of AIG’s Operating Committee, Group Risk Committee and Investment Committee. He served as a board member of United Guaranty, AIG’s mortgage insurance subsidiary, and Varagon Capital, AIG’s middle market direct lending joint venture. Mr. Schreiber was a key member of AIG’s executive leadership team that engineered and executed AIG’s successful restructuring and recapitalization. He led AIG’s divestiture, hedging and capital markets activities coming out of the financial crisis, executing over 120 transactions in debt, equity and M&A and raising over $200 billion. Prior to the 2008 financial crisis, Mr. Schreiber was responsible for leading approximately $60 billion of acquisitions and strategic investments for AIG, including SunAmerica, American General and Edison Insurance Japan. Prior to AIG, Mr. Schreiber invested in financial services companies for the Bass Brothers, was an investment banker in Lehman Brothers’ Financial Institutions Group, and started his career as a research associate for Booz Allen Hamilton. Mr. Schreiber holds a B.S. from New York University’s Stern School of Business and an M.B.A. from Columbia Business School, and he is a member of the Council on Foreign Relations. We believe Mr. Schreiber is a valuable member of our board because of his experience as an executive at other companies in the insurance industry and his general knowledge of the financial services industry.

Samuel J. Weinhoff, 75, Director. Samuel J. Weinhoff has served as a Director of FLIAC since April 1, 2022. Mr. Weinhoff serves on the Audit Committee and the Nominating and Compensation Committee. Mr. Weinhoff also serves as a Director of Fortitude Re. In addition to his role as a Director of FLIAC, Mr. Weinhoff has been an independent consultant to the insurance industry since 2000. Mr. Weinhoff began his insurance career at the Home Insurance Company in 1976 as a corporate planning analyst. He rose to the head of the corporate planning, reporting and analysis department and later became an excess casualty treaty reinsurance underwriter. Mr. Weinhoff joined the investment department of the Reliance Insurance Company in 1980. While there, he had responsibility for investing in financial institution equities. Mr. Weinhoff joined Lehman Brothers in 1985, first as an equity research analyst covering the insurance industry and later as an Investment Banker focused on insurance. In 1997, he joined Schroders & Co. as head of their U.S. financial institutions effort. Mr. Weinhoff has served on the board of directors of Infinity Property Casualty, one of the largest U.S. Hispanic auto insurers. He became head of their Audit Committee in 2008 and Lead Director in 2015. Mr. Weinhoff joined the board of directors of Allied World in 2006, where he has served as Chair of the Compensation Committee and a member of the Risk, Audit, Investment and Executive Committee. Mr. Weinhoff holds a B.A. in Economics from the University of Illinois and an M.B.A. from the Wharton School. We believe Mr. Weinhoff is a valuable member of our board because of his prior board experience and general knowledge of the insurance and reinsurance industry.

Alon Neches, 49, President, Chief Executive Officer and Director. Mr. Neches has served as the President, CEO and a Director of FLIAC since September 30, 2022. Mr. Neches also serves as President, Chief Executive Officer and Director of FGH Parent, L.P. (together with its subsidiaries, “FGP”), a position he has held since September 29, 2022. Mr. Neches has more than 20 years of experience as an operator, investor and advisor in regulated industries. From 2020 until September 29, 2022, Mr. Neches was a Partner and Managing Director in Carlyle Insurance Solutions of The Carlyle Group, an affiliate of FLIAC. From 2011 to 2019, Mr. Neches held various senior executive roles at American International Group, Inc. (“AIG”), including Global Treasurer and Head of Corporate Development, where he was involved in the creation of Fortitude Re. Before joining AIG, Mr. Neches was a Senior Restructuring Specialist Officer at the Federal Reserve Bank of New York, where he focused on managing the Federal Reserve’s investment in AIG. Mr. Neches holds a B.S. in Economics from Duke University and a J.D. from Harvard Law School.

Greta Hager, 45, Executive Vice President, Chief Financial Officer and Director. Ms. Hager has served as the Chief Financial Officer and a Director of FLIAC since August 2024. She also serves as the Chief Financial Officer of Fortitude Re, a position she has also held since August 2024. Prior to joining Fortitude Re, Ms. Hager spent more than 20 years in the financial services sector, with her most recent position as the Head of Financial Planning and Analysis at Mass Mutual, which she held from July 2019 until her departure to join Fortitude. Prior to that experience she served in various strategic leadership roles in both finance and accounting at AIG. Ms. Hager began her career at the public accounting firm Grant Thornton where she served as an audit professional as well as a leader within their National Professional Standards Group. Ms. Hager holds a B.S. in Business Administration from the University of Houston and was licensed as a Certified Public Accountant in Texas.

Executive Officers

Jeff Burman, 59, is Fortitude Re’s General Counsel, and is responsible for all of the Company’s legal, compliance and regulatory matters. Mr. Burman brings more than 20 years of broad legal experience in the areas of insurance and reinsurance-related transactions, regulatory matters and dispute resolution. Prior to Fortitude Re, Mr. Burman most recently served as Chief Reinsurance Legal Officer and Deputy General Counsel at AIG. At AIG, Mr. Burman led the legal function for various groups, including Reinsurance; Multinational; Insurance Company Governance; as well as the Canada, Bermuda and Latin America regions. Prior to joining AIG, Mr. Burman practiced at two leading New York law firms where he represented insurers and reinsurers, investment banks and investors in (re)insurance transactions, including mergers and acquisitions, insurance-linked securitizations and reinsurance contract drafting and dispute resolution. Mr. Burman is a graduate of Rutgers University School of Law, where he was an editor on the Rutgers Law Journal, following which he served an appellate court clerkship in New Jersey. He is a member of the bars of New York and New Jersey.

Jeffrey Condit, 60, is Fortitude Re’s Chief Accounting Officer and is responsible for the overall financial management and operational decision-making for the Company’s accounting, reporting, financial analysis, financial systems, and internal control functions. Mr. Condit brings over 30 years of operational and financial experience in the insurance industry. Prior to his role at Fortitude Re, Mr. Condit was Senior Vice President at Unum Group, where he successfully managed the company’s Closed Block Finance Segment, which included the strengthening of long-term care reserve margins and the delivery of double-digit annual growth in net operating earnings for the overall Closed Block Segment. Prior to joining Unum Group, Mr. Condit held progressive and diverse roles at Genworth Financial where, as Long-Term Care Business CFO, he led its long-term care business to industry-leading returns on new business and achieved significant operating cost reductions. Also at Genworth Financial, Mr. Condit served as Senior Vice President and AARP Business Unit Leader where, under his leadership, this newly created business delivered significant annual sales and impressive net operating earnings. Prior to Genworth Financial, Mr. Condit served as Deputy Director of Finance at GE Edison Life Insurance Company in Tokyo, Japan where he played a key leadership role in delivering significant net operating earnings growth. Early in his career, Mr. Condit held progressive financial roles at GE Financial Assurance and Arthur Andersen & Co. Jeff is a licensed CPA and holds a bachelor’s degree in Economics and Business from the University of California, Los Angeles, graduating summa cum laude. Mr. Condit also completed the Executive Program at the University of Virginia, Darden School of Business.

Sean Coyle, 50, is the Chief Operating Officer at Fortitude Re, and is responsible for the Operational, Information Technology, and Administration aspects of the Fortitude Re business. Mr. Coyle brings approximately 20 years of operations and technology experience in the financial services industry, with deep knowledge in the insurance industry as both an operations and technology executive. Prior to his role in Fortitude Re, Mr. Coyle was the Global Head of Finance Operations and Reengineering at AIG, where he was tasked with defining and implementing the vision, strategy, and plan for the global finance target operating model with a key focus on the use of shared services. Mr. Coyle was responsible for the creation and oversight of AIG’s global Finance Centers in India as well as regional Finance Centers in Eastern Europe and South America. In addition to operational responsibilities, his team delivered strategic transformation capabilities across finance, including the oversight and management of change programs, reengineering and process automation, robotics, operating model strategy and strategic project execution. Prior to joining AIG in 2012, Mr. Coyle was Senior Vice President of Global Operations & Reengineering at ACE Group (now Chubb), where he was a member of the operations leadership team with global responsibility for the strategy, vision and execution of the operations function. Prior to joining ACE Group in 2006, Mr. Coyle was a Senior Manager with BearingPoint Inc. in the Financial Services practice and a Lead Application Developer and Architect with Proxicom, Inc. Mr. Coyle holds a bachelor’s degree in Computer Science from Florida State University.

Jeffrey Mauro, 39, is the Chief Investment Officer at Fortitude Re, responsible for the implementation of asset allocation and asset/ liability management strategies. Mr. Mauro previously served as head of the Cross Asset Initiatives team in the Asset Management Group at AIG, where he developed and implemented processes to facilitate asset allocation decisions for AIG’s investment portfolio. In 2013, Mr. Mauro began his tenure at AIG in the Investments Business Strategy team where he worked to execute the divestiture of certain holdings that were deemed no longer core to AIG’s overall business. Prior to that, Mr. Mauro worked in Investment Banking, helping financial institutions to execute capital raising and M&A transactions at Macquarie Capital (USA) Inc. and FBR & Co. Mr. Mauro earned his Bachelors of Science in Finance and Accounting from Georgetown University. Mr. Mauro is a Chartered Financial Analyst (CFA) Charterholder.

Kam Moud, 49, is the Chief Risk Officer for FLIAC and is responsible for its risk oversight and strategies. Mr. Moud is a seasoned financial services professional with more than 20 years of experience specializing in quantitative risk modeling, asset liability management, hedging strategies, and investment management across the insurance and banking sectors. Prior to joining Fortitude Re, Mr. Moud served as Head of Hedging Programs and Trading and senior portfolio manager at Corebridge Financial, where he managed the firm’s hedging team with responsibility over the entire annuity product suite. Mr. Moud led the hedging workstream of the reinsurance transaction between Corebridge Financial and Venerable Holdings to reinsure all Individual Retirement variable annuities while also successfully launching the hedging strategies and program for the RILA block of business at Corebridge Financial. Before Corebridge Financial, Mr. Moud was Senior Director of Asset Liability Management and Investment Strategy at New York Life Insurance, where he was responsible for net investment income projections across all lines of business in the general account portfolios. Prior to New York Life, Mr. Moud was Managing Director at AIG and held various senior roles over risk analytics solutions, risk architecture, governance risk and control, and risk reporting. He designed and deployed enterprise-wide investment risk and capital models and solutions and enhanced the analytical capabilities of AIG’s Enterprise Risk organization. Earlier in his career, Mr. Moud held research, advisory and quantitative oriented roles at State Street, Moody’s Analytics, Canadian Imperial Bank of Commerce (CIBC), and Algorithmics Inc., where he developed and implemented quantitative risk models including economic capital models, credit risk models, and stress testing frameworks for financial institutions and insurance companies. Mr. Moud holds four Master of Science degrees in Statistical Signal Processing and Information Theory, Operations Research and Finance, Organizational Social Psychology, and Cognitive and Computational Neuroscience (ABD) from Chalmers University of Technology in Sweden, Queen’s University Smith School of Business in Canada, Columbia University, and Graduate Center at City University of New York respectively.

Mark Retik 59, Variable Life and Annuity Business Leader. Mr. Retik leads the Variable Life and Annuity Business at Fortitude Re. In this capacity, he has overall responsibility for the performance of FLIAC. Most recently, Mr. Retik served as the North American head of Munich Re’s capital markets reinsurance unit. Previously, he was with Prudential Financial, where he ran the capital markets hedging team with responsibility for risk managing the firm’s variable annuities. Mr. Retik spent most of his career as a Managing Director in the Securities Division of Goldman, Sachs & Co., on the equity and credit derivatives desks, developing and executing capital markets solutions for insurance and reinsurance company clients. Mr. Retik earned his BA in Mathematics from Dartmouth College and MBA from the MIT Sloan School of Management. Mr. Retik is an Associate of the Society of Actuaries.

James West, 49, is the Chief Actuary at Fortitude Re where he is responsible for pricing, managing and reserving Fortitude Re’s life insurance businesses. Mr. West has 20 years of experience in US Life Insurance with a wide range of Life, Annuity and A&H products. Prior to joining Fortitude Re, Mr. West held various positions at AIG, including Chief Finance Actuary Life and Chief Finance Actuary Legacy, where he was heavily involved in the establishment of Fortitude Re. Mr. West also held various actuarial positions at Conseco and earned a Bachelor of Science in Actuarial Science and Statistics from Purdue University. He is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions between FLIAC and FGH or other FGH subsidiaries

In October 2025, FLIAC entered into a reinsurance agreement to cede, on a modified coinsurance basis, at least 85% of its funding agreement liabilities associated with a funding agreement backed note program to a Bermuda-domiciled affiliate of the Company. The agreement was effective October 6, 2025 and includes funding agreements issued beginning on the effective date.

In October 2025, FLIAC entered into a reinsurance agreement with an unaffiliated subsidiary of a U.S. based life insurance company to assume, on a coinsurance basis, a portion of new fixed annuity liabilities, of which 100% of the assumed business was immediately retroceded, on a modified coinsurance basis, to a Bermuda-domiciled affiliate of the Company. The agreement was effective October 6, 2025 and includes new policies beginning on the effective date.

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

See Note 8 “Reinsurance”, Note 11 “Related Party Transactions”, and Note 15 “Credit and Liquidity Agreements” contained in Part II, Item 8 for additional information.

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

Douglas A. French, a Director of FLIAC, is party to a consulting agreement with Fortitude Group Services, Inc. (“FGS”), which provides personnel and business services to other Fortitude companies pursuant to intercompany arrangements. Under the agreement, Mr. French receives fees for consulting services provided to FGS. For each of the fiscal years ended 2025, 2024, and 2023, Mr. French received consulting fees from FGS of approximately $480,000.

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

Item 14. Principal Accountant Fees and Services
The following is a summary and description of fees for services provided by PricewaterhouseCoopers.

	Year Ended December 31
Services provided	2025	2024	2023
	(in thousands)
Audit Fees (1)	$4,450	$4,385	$4,285
Audit-related Fees (2)	595	—	—
Tax Fees (3)	50	167	327
Total	$5,095	$4,552	$4,612
(1) - The aggregate fees for professional services rendered for the audit of the consolidated financial statements of FLIAC and, as required, consents and assistance with review of documents filed with the SEC.
(2) - Includes aggregate fees for assurance and related services, including internal control and financial compliance reports, issuance of comfort letters, and accounting consultation on accounting standards, acquisitions, and potential financial reporting requirements.
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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	46
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2025	117
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
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Fortitude Life Insurance & Annuity Company
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2025

	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Type of Investment	(in millions)
Fixed maturity securities, fair value option
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$629	$479	$479
Foreign governments	1	1	1
U.S. corporate public securities	2,851	2,607	2,607
U.S. corporate private securities	364	364	364
Foreign corporate public securities	273	268	268
Foreign corporate private securities	97	92	92
Asset-backed securities	1,248	1,239	1,239
Commercial mortgage-backed securities	32	29	29
Residential mortgage-backed securities	106	108	108
Total fixed maturity securities, fair value option	$5,601	$5,187	$5,187

Fixed maturity securities, available for sale
Foreign governments	2	2	2
U.S. corporate public securities	4	4	4
U.S. corporate private securities	40	40	40
Foreign corporate public securities	4	4	4
Asset-backed securities	191	191	191
Commercial mortgage-backed securities	6	6	6
Total fixed maturity securities, available for sale	$247	$247	$247

Mortgage loans	525		533
Short-term investments	7		7
Other invested assets (1)	46		46
Total investments	$6,426		$6,020

(1) Excludes derivative instruments and associated collateral. See Notes 4, 5, and 6 for further information regarding derivative instruments.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jersey City, and State of New Jersey on March 19, 2026.

FORTITUDE LIFE INSURANCE & ANNUITY COMPANY (Registrant)
By:	/s/ Greta Hager
Greta Hager
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2026.

Signature	Title

/s/ Alon Neches	President, Chief Executive Officer and Director
Alon Neches	(Principal Executive Officer)

/s/ Greta Hager	Executive Vice President, Chief Financial Officer and Director
Greta Hager	(Principal Financial Officer)

/s/ Jeffrey Condit	Chief Accounting Officer
Jeffrey Condit	(Principal Accounting Officer)

* Ciara A. Burnham	Director
Ciara A. Burnham

* Douglas A. French	Director
Douglas A. French

* Dan Guilbert	Director
Dan Guilbert

* Brian T. Schreiber	Director
Brian T. Schreiber

* Samuel J. Weinhoff	Director
Samuel J. Weinhoff

* By:	/s/ Richard E. Buckley
Richard E. Buckley
(Attorney-in-Fact)